Form 10-Q
period 2017-10-28
Stitch Fix, Inc.
filed 2017-12-20
CIK 1576942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-38291

Stitch Fix, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	27-5026540
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1 Montgomery Street, Suite 1500 San Francisco, CA	94104
(Address of Principal Executive Offices)	(Zip Code)

(415) 882-7765

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 15, 2017, the number of outstanding shares of the registrant’s Class A common stock, par value $0.00002 per share, was 9,175,557, and the number of outstanding shares of the registrant’s Class B common stock, par value $0.00002 per share, was 87,748,954.

STITCH FIX, INC.

In this Quarterly Report on Form 10-Q, “we,” “our,” “us,” “Stitch Fix,” and “the Company” refer to Stitch Fix, Inc. The Stitch Fix logo and other trade names, trademarks or service marks of Stitch Fix are the property of Stitch Fix, Inc. This Quarterly Report on Form 10-Q contains references to our trademarks and to trademarks belonging to other entities. Trade names, trademarks and service marks of other companies appearing in this Quarterly Report on Form 10-Q are the property of their respective holders. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Stitch Fix, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	October 28,	July 29,
	2017	2017
Assets
Current assets:
Cash	$131,096	$110,608
Restricted cash	250	250
Inventory, net	87,576	67,592
Prepaid expenses and other current assets	16,584	19,312
Total current assets	235,506	197,762
Property and equipment, net	29,545	26,733
Deferred tax assets	21,357	19,991
Restricted cash, net of current portion	9,100	9,100
Other long-term assets	3,203	3,619
Total assets	$298,711	$257,205
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$58,519	$44,238
Accrued liabilities	64,315	46,363
Preferred stock warrant liability	17,608	26,679
Gift card liability	5,071	5,190
Deferred revenue	8,813	7,150
Other current liabilities	4,645	4,298
Total current liabilities	158,971	133,918
Deferred rent, net of current portion	11,354	11,781
Other long-term liabilities	7,897	7,423
Total liabilities	178,222	153,122
Commitments and contingencies (Note 6)
Convertible preferred stock, $0.00002 par value – 60,577,280 shares authorized as of October 28, 2017 and July 29, 2017; 59,511,055 shares issued and outstanding as of October 28, 2017 and July 29, 2017; aggregate liquidation preference of $42,389 as of October 28, 2017 and July 29, 2017	42,222	42,222
Stockholders’ equity:
Common stock, $0.00002 par value – 100,000,000 shares authorized as of October 28, 2017 and July 29, 2017; 27,026,292 and 26,834,535 shares issued and outstanding as of October 28, 2017 and July 29, 2017, respectively	1	1
Additional paid-in capital	29,920	27,002
Retained earnings	48,346	34,858
Total stockholders’ equity	78,267	61,861
Total liabilities, convertible preferred stock and stockholders’ equity	$298,711	$257,205

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stitch Fix, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended
	October 28, 2017	October 29, 2016
Revenue, net	$295,563	$236,004
Cost of goods sold	166,548	125,926
Gross profit	129,015	110,078
Selling, general and administrative expenses	119,471	83,550
Operating income	9,544	26,528
Remeasurement of preferred stock warrant liability	(9,071)	1,503
Other income, net	(17)	(7)
Income before income taxes	18,632	25,032
Provision for income taxes	5,144	11,789
Net income and comprehensive income	$13,488	$13,243
Net income attributable to common stockholders:
Basic	$3,915	$3,595
Diluted	$1,347	$4,055
Earnings per share attributable to common stockholders:
Basic	$0.15	$0.15
Diluted	$0.04	$0.14
Shares used to compute earnings per share attributable to common stockholders:
Basic	26,329,495	24,349,434
Diluted	33,262,082	28,940,058

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stitch Fix, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Retained	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance as of July 29, 2017	59,511,055	$42,222	26,834,535	$1	$27,002	$34,858	$61,861
Issuance of common stock upon exercise of stock options	—	—	211,236	—	444	—	444
Repurchase of common stock related to early exercised options			(19,479)
Vesting of early exercised options	—	—	—	—	315	—	315
Stock-based compensation	—	—	—	—	2,159	—	2,159
Net income	—	—	—	—	—	13,488	13,488
Balance as of October 28, 2017	59,511,055	$42,222	27,026,292	$1	$29,920	$48,346	$78,267

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stitch Fix, Inc.

Condensed Consolidated Statements of Cash Flow

(Unaudited)

(In thousands)

	Three Months Ended
	October 28, 2017	October 29, 2016
Cash Flows from Operating Activities
Net income	$13,488	$13,243
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(1,366)	(648)
Remeasurement of preferred stock warrant liability	(9,071)	1,503
Inventory reserve	4,224	1,933
Stock-based compensation expense	2,038	610
Depreciation and amortization	2,270	1,461
Loss on disposal of property and equipment	131	27
Change in operating assets and liabilities:
Inventory	(24,208)	(10,142)
Prepaid expenses and other assets	4,084	(34)
Accounts payable	13,967	7,682
Accrued liabilities	16,942	21,119
Deferred revenue	1,663	2,173
Gift card liability	(119)	(48)
Other liabilities	748	2,725
Net cash provided by operating activities	24,791	41,604
Cash Flows from Investing Activities
Purchase of property and equipment	(4,180)	(5,478)
Proceeds from sale of property and equipment	—	31
Net cash used in investing activities	(4,180)	(5,447)
Cash Flows from Financing Activities
Proceeds from the exercise of stock options	444	206
Repurchase of common stock related to early exercised options	(39)	—
Payment of deferred offering costs	(528)	—
Net cash (used in) provided by financing activities	(123)	206
Net increase in cash and restricted cash	20,488	36,363
Cash and restricted cash at beginning of period	119,958	101,492
Cash and restricted cash at end of period	$140,446	$137,855
Components of cash and restricted cash
Cash	$131,096	$127,114
Restricted cash – current portion	250	1,391
Restricted cash – long-term portion	9,100	9,350
Total cash and restricted cash	$140,446	$137,855
Supplemental Disclosure
Cash paid for income taxes	$—	$8,749
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$1,022	$4,303
Capitalized stock-based compensation	$121	$22
Vesting of early exercised options	$315	$229
Deferred offering costs included in accounts payable and accrued liabilities	$920	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stitch Fix, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Description of Business

Stitch Fix, Inc. (“we,” “our,” “us” or “the Company”) delivers one-to-one personalization to our clients through the combination of data science and human judgment. Our stylists hand select items from a broad selection of merchandise. Stylists pair their own judgment with our analysis of client and merchandise data to provide a personalized shipment of apparel, shoes and accessories suited to each client’s needs. We call each of these unique shipments a Fix. After receiving a Fix, our clients purchase the items they want to keep and return the other items. We were incorporated in Delaware and have operations in the United States.

Initial Public Offering

On November 16, 2017, we completed an initial public offering (“IPO”), in which we issued and sold 8,000,000 shares of our Class A common stock at a public offering price of $15.00 per share. We received approximately $110.4 million in net proceeds after deducting $6.2 million of underwriting discounts and $3.4 million in offering costs. Upon the closing of the IPO, all of the outstanding shares of common stock were reclassified into Class B common stock, all of the outstanding shares of convertible preferred stock automatically converted into 59,511,055 shares of Class B common stock and all of the outstanding preferred stock warrants were automatically exercised for 1,066,225 shares of Class B common stock. Subsequent to the closing of the IPO, there were no shares of preferred stock or preferred stock warrants outstanding. In December 2017, we issued an additional 1,175,557 shares of Class A common stock at a price of $15.00 per share following the underwriters’ exercise of their option to purchase additional shares and received $16.7 million in net proceeds after deducting underwriting discounts and expenses. The condensed consolidated financial statements as of October 28, 2017, including share and per share amounts, do not give effect to the sale of shares of Class A common stock in connection with the IPO, conversion of the convertible preferred stock, or the exercise of the preferred stock warrants, as the IPO was completed subsequent to October 28, 2017.

2.	Summary of Significant Accounting Policies

Basis of Presentation

Our fiscal year is a 52-week or 53-week period ending on the Saturday closest to July 31. The fiscal years ended July 29, 2017 (“2017”) and July 28, 2018 (“2018”) each consist of 52 weeks.

The unaudited condensed consolidated financial statements include the accounts of Stitch Fix, Inc. and our wholly owned subsidiaries, and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of our financial information. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending July 28, 2018 or for any other interim period or for any other future year. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the fiscal year ended July 29, 2017 contained in our prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the SEC on November 17, 2017.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in our condensed consolidated financial statements and accompanying footnotes. Significant estimates and assumptions are used for inventory, stock-based compensation expense, common stock valuation, remeasurement of preferred stock warrant liability, revenue recognition and income taxes. Actual results could differ from those estimates and such differences may be material to the condensed consolidated financial statements.

Restricted Cash

Restricted cash represents cash balances held in segregated accounts collateralizing letters of credit for our leased properties as of October 28, 2017 and July 29, 2017.

Deferred Offering Costs

Deferred offering costs, which consist of direct incremental legal, consulting, banking and accounting fees relating to the IPO are capitalized and will be offset against proceeds upon the consummation of the IPO, which became effective on November 16, 2017 (See Note 1). As of October 28, 2017 and July 29, 2017, there were $3,327,000 and $2,387,000 capitalized deferred offering costs in prepaid expenses and other current assets on the condensed consolidated balance sheet, respectively.

Concentration of Credit Risks

The majority of our cash is held by three financial institutions within the United States. Our cash balances held by these institutions may exceed federally insured limits. The associated risk of concentration for cash is mitigated by banking with credit-worthy institutions. No client accounted for greater than 10% of total revenue, net for the three months ended October 28, 2017 and October 29, 2016.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09, which amended the existing FASB Accounting Standards Codification. ASU 2014-09 establishes a principle for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services and also provides guidance on the recognition of costs related to obtaining and fulfilling customer contracts. We expect to adopt this standard in our first quarter of fiscal 2019. We are in the process of evaluating the impact this standard will have on our consolidated financial statements. As part of our process, we are still assessing the adoption methodology, which allows the amendment to be applied either retrospectively to each prior period presented or with the cumulative effect recognized as of the date of initial application.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), or ASU 2016-02, which requires lessees to record most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. We expect to adopt this standard in our first quarter of fiscal 2020. We are currently evaluating the impact that this standard will have on our consolidated financial statements but we expect that it will result in a substantial increase in our long-term assets and liabilities.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting (Topic 718), which simplifies the accounting and reporting of share-based payment transactions, including adjustments to how excess tax benefits and payments for tax withholdings should be classified and provides the election to eliminate the estimate for forfeitures. Upon adoption, ASU 2016-09 requires that excess tax benefits for share-based payments be recorded as a reduction of income tax expense and reflected within operating cash flows, rather than being recorded within equity and reflected within financing cash flows. ASU 2016-09 also permits the repurchase of more of an employee’s shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on the Company’s statement of cash flows, and provides an accounting policy election to account for forfeitures as they occur. We adopted this standard in our first quarter of 2018. We made an accounting policy election to continue to estimate forfeitures. All excess tax benefits and tax deficiencies related to share-based payment awards are now reflected in the consolidated statement of operations and comprehensive income as a component of the provision for income taxes on a prospective basis, whereas they were recognized in equity under the previous guidance. Additionally, excess tax benefits related to share-based payment awards are now reflected in operating activities, along with other income tax related cash flows, in our consolidated statement of cash flows on a prospective basis. The adoption did not have a material impact on our consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory (Topic 740), which amends existing guidance on the recognition of current and deferred income tax impacts for intra-entity asset transfers other than inventory. This amendment should be applied on a modified retrospective basis. We expect to adopt this standard in fiscal 2019 and are currently evaluating the impact that it will have on our consolidated financial statements.

3.	Fair Value Measurements

We disclose and recognize the fair value of our assets and liabilities using a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The guidance establishes three levels of the fair value hierarchy as follows:

Level 1: Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2: Inputs are observable, unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities; and

Level 3: Unobservable inputs that are significant to the measurement of the fair value of the assets or liabilities that are supported by little or no market data.

Our financial instruments consist of cash, accounts payable, accrued liabilities and the preferred stock warrant liability. At October 28, 2017 and July 29, 2017, the carrying values of cash, accounts payable and accrued liabilities approximated fair value due to their short-term maturities.

The following table sets forth our financial instruments that were measured at fair value on a recurring basis based on the fair value hierarchy (in thousands):

	October 28, 2017
	Level 1	Level 2	Level 3	Total
Financial Liabilities:
Preferred stock warrant liability	$—	$—	$17,608	$17,608
Total	$—	$—	$17,608	$17,608

	July 29, 2017
	Level 1	Level 2	Level 3	Total
Financial Liabilities:
Preferred stock warrant liability	$—	$—	$26,679	$26,679
Total	$—	$—	$26,679	$26,679

There were no transfers of financial assets or liabilities into or out of Level 1, Level 2 or Level 3 for the three months ended October 28, 2017 and October 29, 2016. The key assumptions used in the Black-Scholes option-pricing model for the valuation of the preferred stock warrant liability upon remeasurement were as follows:

	Three Months Ended
	October 28, 2017	October 29, 2016
Expected term (in years)	2.0	5.3
Fair value of underlying shares	$16.53	$8.89
Volatility	39.2%	40.2%
Risk free interest rate	1.6%	1.4%
Dividend yield	—%	—%

Generally, increases or decreases in the fair value of the underlying convertible preferred stock would result in a directionally similar impact in the fair value measurement of the associated warrant liability.

The following table sets forth a summary of the changes in the fair value of the preferred stock warrant liability (in thousands):

Three Months Ended
October 28, 2017
Balance at July 29, 2017	$26,679
Change in fair value	(9,071)
Ending Balance at October 28, 2017	$17,608

4.	Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	October 28, 2017	July 29, 2017
Inventory purchases	$30,193	$11,186
Advertising	11,242	9,995
Compensation and related benefits	4,848	9,632
Sales taxes	4,506	3,702
Shipping and freight	4,083	3,390
Other	9,443	8,458
Total accrued liabilities	$64,315	$46,363

5.	Preferred Stock Warrant Liability

In 2012 and 2013, in connection with financing arrangements, we issued warrants to purchase shares of our convertible preferred stock. For one of the financing arrangements, we issued warrants to purchase 375,230 shares of Series Seed convertible preferred stock at an exercise price of $0.1066 per share and 66,265 shares of Series A convertible preferred stock at an exercise price of $0.22636 per share. For the second financing arrangement, we issued warrants for the purchase of, at the warrant holder’s option, either (a) 624,730 shares of Series A-1 convertible preferred stock at an exercise price of $0.2401 per share or (b) 308,315 shares of Series B convertible preferred stock at an exercise price of $0.486516 per share. Prior to their automatic exercise in connection with the IPO, as described below, the warrants were exercisable for and expired ten years from the date of issuance. The warrants remained outstanding as of October 28, 2017 and July 29, 2017.

In November 2017, these warrants were automatically exercised in connection with the completion of the IPO and the preferred stock warrant liability was reclassed to stockholder’s equity.

6.	Commitments and Contingencies

Contingencies

We record a loss contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We also disclose material contingencies when we believe a loss is not probable but reasonably possible. Accounting for contingencies requires us to use judgment related to both the likelihood of a loss and the estimate of the amount or range of loss. Although we cannot predict with assurance the outcome of any litigation or tax matters, we do not believe there are currently any such actions that, if resolved unfavorably, would have a material impact on our operating results, financial position and cash flows.

Indemnifications

In the ordinary course of business, we may provide indemnifications of varying scope and terms to vendors, directors, officers and other parties with respect to certain matters. We have not incurred any material costs as a result of such indemnifications and have not accrued any liabilities related to such obligations in our condensed consolidated financial statements.

7.	Stock-Based Compensation

2011 Equity Incentive Plan

In 2011, we adopted the 2011 Equity Incentive Plan (the “2011 Plan”). The 2011 Plan provided for the granting of stock-based awards to employees, including directors and non-employees under terms and provisions established by the board of directors. The number of shares authorized for issuance under the 2011 Plan was 23,223,374 as of October 28, 2017, of which 1,726,679 were available for grant.

The 2011 Plan allowed for the grant incentive stock options or nonqualified stock options as well as restricted stock units, restricted stock and stock appreciation rights. As of October 28, 2017, we had only granted incentive and nonqualified stock options under the 2011 Plan. Employee stock options generally vest 25% on the first anniversary of the grant date with the remaining vesting ratably over the next three years. Options generally expire after 10 years. Stock option activity under the 2011 Plan is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
					(In thousands)
Balance – July 29, 2017	2,023,424	10,218,912	$7.12	8.53	$166,670
Repurchased	19,479
Granted	(867,865)	867,865	$23.43
Exercised	—	(211,236)	$2.10
Cancelled	551,641	(551,641)	$4.01
Balance – October 28, 2017	1,726,679	10,323,900	$8.76	8.45	$87,531

The aggregate intrinsic value is the difference between the current fair value of the underlying common stock and the exercise price for in-the-money stock options.

Stock-Based Compensation Expense

Stock-based compensation expense for options granted to employees was $2,038,000 and $552,000 for the three months ended October 28, 2017 and October 29, 2016, respectively. Stock-based compensation expense for options granted to non-employees was none for the three months ended October 28, 2017 and $58,000 for the three months ended October 29, 2016. Stock-based compensation expense is included in selling, general and administrative expenses in our condensed consolidated statements of operations.

The weighted-average grant date fair value of options granted during the three months ended October 28, 2017 and October 29, 2016 was $7.55 per share and $2.53 per share, respectively. As of October 28, 2017, the total unrecognized compensation expense related to unvested options, net of estimated forfeitures, was $36.8 million which we expect to recognize over an estimated weighted average period of 3.6 years.

We record stock-based compensation of stock options granted to employees by estimating the fair value of stock-based awards using the Black-Scholes option pricing model and amortizing the fair value of the stock-based awards granted over the applicable vesting period of the awards on a straight-line basis. The fair value of stock options granted to employees was estimated at the grant date using the Black- Scholes option-pricing model with the following assumptions:

Three Months Ended
	October 28, 2017	October 29, 2016
Expected term (in years)	5.6 – 6.5	5.4 – 6.5
Volatility	42.1 – 43.5%	44.4 – 46.0%
Risk free interest rate	1.9 – 2.0%	1.3 – 1.5%
Dividend yield	— %	— %

In July 2017, we granted options to certain members of our executive management team to purchase an aggregate of 1,097,463 shares of common stock which had both a service-based condition and a liquidity event-related performance condition. Such options vest ratably over the 24 month period following the fourth anniversary of the grant date, subject to an IPO occurring within 12 months of the grant date and the option holder’s continuous service through each vesting date. The aggregate grant-date fair value of such option awards was $14.0 million. As of October 28, 2017, achievement of the performance condition was not deemed probable and accordingly, no expense was recognized related to these option awards through October 28, 2017.

The achievement of the performance condition was deemed probable upon consummation of the IPO in November 2017 at which time we recorded a cumulative catch-up stock based compensation expense related to periods prior to the IPO.

8.	Income Taxes

The following table summarizes our effective tax rate from income for the periods presented:

	Three Months Ended
	October 28, 2017	October 29, 2016
Income before income taxes	$18,632	$25,032
Provisions for income taxes	5,144	11,789
Effective tax rate	27.6%	47.1%

We are subject to income taxes in the United States. Our effective tax rate for the three months ended October 28, 2017, differs from the federal statutory income tax rate primarily due to certain nondeductible expenses, effect of state taxes, partially offset by the benefit from the nonincludible gain on remeasurement of the preferred stock warrant liability.

Our effective tax rate for the three months ended October 29, 2016 differs from the federal statutory income tax rate primarily due to certain nondeductible expenses, effect of state taxes, and the nondeductible loss on remeasurement of the preferred stock warrant liability.

9.	Earnings (Loss) Per Share Attributable to Common Stockholders

A reconciliation of the numerator and denominator used in the calculation of the basic and diluted earnings per share attributable to common stockholders is as follows (in thousands except share and per share amounts):

	Three Months Ended
	October 28, 2017	October 29, 2016
Numerator:
Net income	$13,488	$13,243
Less: noncumulative dividends to preferred stockholders	(635)	(635)
Less: undistributed earnings to participating securities	(8,938)	(9,013)
Net income attributable to common stockholders - basic	3,915	3,595
Less: change in fair value of preferred stock warrant liability (net of tax)	(9,071)	—
Add: adjustments to undistributed earnings to participating securities	6,503	460
Net income attributable to common stockholders - diluted	1,347	4,055

Denominator:
Weighted-average shares of common stock - basic	26,329,495	24,349,434
Effect of dilutive stock options	5,876,621	4,590,624
Effect of potentially dilutive preferred stock warrants	1,055,966	—
Weighted-average shares of common stock - diluted	33,262,082	28,940,058
Earnings per share attributable to common stockholders:
Basic	$0.15	$0.15
Diluted	$0.04	$0.14

The following common stock equivalents were excluded from the computation of diluted earnings (loss) per share for the periods presented because including them would have been antidilutive:

	Three Months Ended
	October 28, 2017	October 29, 2016
Convertible preferred stock	59,511,055	59,511,055
Preferred stock warrants	—	1,066,225
Stock options to purchase common stock	954,706	712,925
Total	60,465,761	61,290,205

10.	Subsequent Events

Initial Public Offering

On November 16, 2017, we completed an IPO in which we issued and sold 8,000,000 shares of our Class A common stock at a public offering price of $15.00 per share. We received approximately $110.4 million in net proceeds after deducting $6.2 million of underwriting discounts and $3.4 million in offering costs. Upon the closing of the IPO, all of our outstanding shares of common stock were reclassified into Class B common stock, all of our outstanding shares of convertible preferred stock automatically converted into 59,511,055 shares of Class B common stock and our outstanding preferred stock warrants were automatically exercised into 1,066,225 shares of Class B common stock. Subsequent to the closing of the IPO, there were no shares of preferred stock or preferred stock warrants outstanding.

In December 2017, we issued an additional 1,175,557 shares of Class A common stock at a price of $15.00 per share following the underwriters’ exercise of their option to purchase additional shares and received proceeds of $16.7 million, net of underwriting discounts and commissions.

2017 Incentive Plan

Our board of directors and stockholders adopted our 2017 Incentive Plan (the “2017 Plan”) in November 2017. The 2017 Plan became effective upon, and no stock award was permitted to be granted prior to, the execution and delivery of the underwriting agreement related to the IPO. Our 2017 Plan provides for the grant of incentive stock options to employees, including employees of any parent or subsidiary, and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards and other forms of stock awards to employees, directors and consultants, including employees and consultants of our affiliates.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes thereto included in Part I, Item 1 of this report and with our audited financial statements and related notes thereto for the year ended July 29, 2017, included in the final prospectus for our initial public offering (“IPO”), dated as of November 16, 2017, and filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b)(4) on November 17, 2017 (File No. 333-221014) (the “Final Prospectus”). We use a 52 or 53 week fiscal year, with our fiscal year ending each year on the Saturday that is closest to July 31 of that year. Each fiscal year generally consists of four 13-week fiscal quarters, with each fiscal quarter ending on the Saturday that is closest to the last day of the last month of the quarter. The years ended July 30, 2016 and July 29, 2017 included 52 weeks of operations. Throughout this Quarterly Report, all references to quarters and years are to our fiscal quarters and fiscal years unless otherwise noted.

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this Quarterly Report, including without limitation, statements in the following discussion and analysis of our financial condition and results of operations regarding our projected financial position and results, [estimated quantities and net present values of reserves], business strategy, plans and objectives of our management for future operations are forward-looking statements. In some cases, forward-looking statements are identified by words such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” or the negative of these terms or similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements are subject to certain known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from any future results, performances or achievements anticipated, expressed or implied by the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q in Part II, Item 1A — “Risk Factors,” and elsewhere in this Quarterly Report on Form 10-Q. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this Quarterly Report on Form 10-Q, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

Overview

Stitch Fix is transforming the way people find what they love, one client at a time and one Fix at a time.

We are reinventing the shopping experience by delivering one-to-one personalization to our clients through the combination of data science and human judgment. This combination drives a better client experience and a more powerful business model than either element could deliver independently. Our stylists hand select items from a broad selection of merchandise. Stylists pair their own judgment with our analysis of client and merchandise data to provide a personalized shipment of apparel, shoes and accessories suited to each client’s needs. We call each of these unique shipments a Fix. Our clients may choose to schedule automatic shipments that arrive every two to three weeks or on a monthly, bi-monthly or quarterly cadence, or schedule a Fix on-demand. Clients can increase or decrease their desired Fix frequency at any time, and can select the exact date by which they want to receive a Fix. After receiving a Fix, our clients purchase the items they want to keep and return the other items. For each Fix, we charge clients a $20 styling fee that is credited towards the merchandise purchased. If the client chooses to keep all items in a Fix, she receives a 25% discount on her entire purchase.

The very human experience that we deliver is powered by data science. Our data science capabilities consist of our rich data set and our proprietary algorithms, which fuel our business by enhancing the client experience and driving business model efficiencies. The vast majority of our client data is provided directly and explicitly by our clients, rather than inferred, scraped or obtained from other sources. We also gather extensive merchandise data, such as inseam, pocket shape, silhouette and fit. This large and growing data set provides the foundation for proprietary algorithms that we use throughout our business, including those that predict purchase behavior, forecast demand, optimize inventory and enable us to design new apparel. We believe our data science capabilities give us a significant competitive advantage, and as our data set grows, our algorithms become more powerful.

Our stylists leverage our data science through a custom-built, web-based styling application that provides recommendations from our broad selection of merchandise. Our stylists then apply their judgment to select what they believe to be the best items for each Fix. Our stylists provide a personal touch, offer styling advice and context to each item selected, and help us develop long-term relationships with our clients. Our stylists are U.S.-based employees, most of whom work part-time and remotely.

We maintain a broad range of product offerings to serve our clients. We offer both merchandise sourced from brand partners and our own Exclusive Brands. We use our data to inform the merchandise we buy and develop that will best suit our clients.

We reach clients through a combination of word of mouth, referrals, advertising and other marketing efforts. We invest in marketing with the goal of attracting new clients, improving engagement with current clients and expanding our client closet share over time. As we continue to expand our marketing efforts, we plan to remain disciplined in measuring the return on advertising spend.

We believe our success in serving clients has resulted in our rapid and profitable growth. We have achieved positive cash flows from operations on an annual basis since 2014, while continuing to make meaningful investments to drive growth. For the three months ended October 28, 2017 and October 29, 2016, we reported $295.6 million and $236.0 million in net revenue, respectively, representing year-over-year growth of 25.2%. As of October 28, 2017 and October 29, 2016, we had 2,396,000 active clients and 1,847,000 active clients, respectively, representing year-over-year growth of 29.7%.

Net income for the three months ended October 28, 2017 and October 29, 2016 was $13.5 million and $13.2 million, respectively. Included in net income for the three months ended October 28, 2017 is a $9.1 million gain on remeasurement of our preferred stock warrant liability compared to a $1.5 million loss on remeasurement of our preferred stock warrant liability included in net income for the comparable prior year period. In the second quarter of 2018, we will record a gain on remeasurement of our preferred stock warrant liability of $1.6 million to reflect the change in fair value to the date of our IPO. Our preferred stock warrants were automatically exercised into shares of Class B common stock upon the completion of our IPO and, accordingly, there will be no remeasurement gain or loss related to our preferred stock warrants subsequent to the IPO date of November 16, 2017.

Key Metrics

We report our financial results in accordance with generally accepted accounting principles in the United States, or GAAP. However, management believes that certain non-GAAP financial measures provide investors of our financial information with additional useful information in evaluating our performance. Management believes that excluding certain items that may vary substantially in frequency and magnitude period-to-period from net income (loss) provides useful supplemental measures that assist in evaluating our ability to generate earnings and to more readily compare these metrics between past and future periods. Management also believes that adjusted EBITDA is frequently used by investors and securities analysts in their evaluations of companies, and that such supplemental measure facilitates comparisons between companies. We believe free cash flow is an important metric because it represents a measure of how much cash from operations we have available for discretionary and non-discretionary items after the deduction of capital expenditures. These non-GAAP financial measures may be different than similarly titled measures used by other companies. For instance, we do not exclude stock-based compensation expense from adjusted EBITDA or non-GAAP net income (loss). Stock-based compensation is an important part of how we attract and retain our employees, and we consider it to be a real cost of running the business.

Our non-GAAP financial measures should not be considered in isolation from, or as substitutes for, financial information prepared in accordance with GAAP. There are several limitations related to the use of our non-GAAP financial measures as compared to the closest comparable GAAP measures. Some of these limitations include:

•	our non-GAAP net income and adjusted EBITDA exclude compensation expense that we recognized related to certain stock sales by current and former employees;
•

our non-GAAP net income and adjusted EBITDA exclude the remeasurement of preferred stock warrant liability, which is a non-cash expense incurred in the periods prior to the completion of our initial public offering;

•

adjusted EBITDA also excludes the recurring, non-cash expenses of depreciation and amortization of property and equipment and, although these are non-cash expenses, the assets being depreciated and amortized may have to be replaced in the future;

•	adjusted EBITDA does not reflect our tax provision that reduces cash available to us; and
•	free cash flow does not represent the total residual cash flow available for discretionary purposes and does not reflect our future contractual commitments.

Adjusted EBITDA

Adjusted EBITDA is net income (loss) excluding other (income) expense, net, provision for income taxes, depreciation and amortization, the remeasurement of preferred stock warrant liability and, when present, compensation expense related to certain stock sales by current and former employees. The following table presents a reconciliation of net income (loss), the most comparable GAAP financial measure, to adjusted EBITDA for each of the periods presented:

	Three Months Ended
	October 28, 2017	October 29, 2016
Adjusted EBITDA reconciliation:
Net income	$13,488	$13,243
Add (deduct):
Other income, net	(17)	(7)
Provision for income taxes	5,144	11,789
Depreciation and amortization	2,270	1,461
Remeasurement of preferred stock warrant liability	(9,071)	1,503
Adjusted EBITDA	$11,814	$27,989

Non-GAAP Net Income (Loss)

Non-GAAP net income (loss) is net income (loss) excluding the remeasurement of preferred stock warrant liability and, when present, compensation expense related to certain stock sales by current and former employees, and their related tax impacts, if any. The following table presents a reconciliation of net income (loss), the most comparable GAAP financial measure, to non-GAAP net income (loss) for each of the periods presented:

	Three Months Ended
	October 28, 2017	October 29, 2016
Non-GAAP net income (loss) reconciliation:
Net income	$13,488	$13,243
Add (deduct):
Remeasurement of preferred stock warrant liability	(9,071)	1,503
Non-GAAP net income	$4,417	$14,746

Free Cash Flow

Free cash flow is cash flow from operations reduced by purchases of property and equipment which is included in cash flow from investing activities. The following table presents a reconciliation of cash flows from operating activities, the most comparable GAAP financial measure, to free cash flow for each of the periods presented:

	Three Months Ended
	October 28, 2017	October 29, 2016
Free cash flow reconciliation:
Cash flows from operating activities	$24,791	$41,604
Deduct:
Purchase of property and equipment	(4,180)	(5,478)
Free cash flow	$20,611	$36,126
Cash flows from investing activities	$(4,180)	$(5,447)
Cash flows from financing activities	$(123)	$206

Active Clients

We believe that the number of active clients is a key indicator of our growth and the overall health of our business. We define an active client as a client who checked out a Fix in the preceding 12-month period, measured as of the last date of that period. A client checks out a Fix when she indicates what items she is keeping through our mobile application or on our website. We had 2,396,000 and 1,847,000 active clients as of October 28, 2017 and October 29, 2016, respectively, representing year-over-year growth of 29.7%.

Factors Affecting Our Performance

Client Acquisition and Engagement

To grow our business, we must continue to acquire clients and successfully engage them. We believe that implementing broad-based marketing strategies that increase our brand awareness has the potential to strengthen Stitch Fix as a national consumer brand, help us acquire new clients and drive revenue growth. As our business has achieved a greater scale and we are able to support a large and growing client base, we have increased our investments in marketing to take advantage of more marketing channels to profitably acquire clients. For example, we recently significantly increased our advertising spend, from $15.3 million in the three-month period ended October 29, 2016 to $28.2 million in the three-month period ended October 28, 2017, to support the growth of our business. We expect to continue to make significant marketing investments to grow our business. We currently utilize both digital and offline channels to attract new visitors to our website or mobile app and subsequently convert them into clients. Our current marketing efforts include client referrals, affiliate programs, partnerships, display advertising, television, print, radio, video, content, direct mail, social media, email, mobile “push” communications, search engine optimization and keyword search campaigns.

To successfully acquire clients and increase engagement, we must also continue to improve the diversity of our offering. These efforts may include broadening our brand partnerships and expanding into new categories, product types, price points and geographies.

Investment in our Operations and Infrastructure

To grow our client base and enhance our offering, we will incur additional expenses. We intend to leverage our data science and deep understanding of our clients’ needs to inform investments in operations and infrastructure. We anticipate that our expenses will increase as we continue to hire additional personnel and further advance our technological and data science capabilities. Moreover, we intend to make capital investments in our inventory, fulfillment centers and office space and logistics infrastructure as we launch new categories, expand internationally and drive operating efficiencies. We expect to increase our spending on these investments in the future and cannot be certain that these efforts will grow our client base or be cost-effective. However, we believe these strategies will yield positive returns in the long term.

Inventory Management

We leverage our data science to buy and manage our inventory, including merchandise assortment and fulfillment center optimization. To ensure sufficient availability of merchandise, we generally enter into purchase orders well in advance and frequently before apparel trends are confirmed by client purchases. As a result, we are vulnerable to demand and pricing shifts and to suboptimal selection and timing of merchandise purchases. We incur inventory write-offs and changes in inventory reserves that impact our gross margins. Because our merchandise assortment directly correlates to client success, we may at times optimize our inventory to prioritize long-term client success over short-term gross margin impact. Moreover, our inventory investments will fluctuate with the needs of our business. For example, entering new categories or adding new fulfillment centers will require additional investments in inventory.

Merchandise Mix

We offer apparel, shoes and accessories across categories, brands, product types and price points. We currently serve our clients in the following categories: Women’s, Petite, Maternity, Men’s and Plus. We also carry a mix of third-party branded merchandise, including premium brands, and our own Exclusive Brands. We also offer a wide variety of product types, including denim, dresses, blouses, skirts, shoes, jewelry and handbags. We sell merchandise across a broad range of price points and may further broaden our price point offerings in the future.

While changes in our merchandise mix have not caused significant fluctuations in our gross margin to date, categories, brands, product types and price points do have a range of margin profiles. For example, our Exclusive Brands have generally contributed higher margin, and shoes have generally contributed lower margin. Shifts in merchandise mix driven by client demand may result in fluctuations in our gross margin from period to period.

Components of Results of Operations

Revenue

We generate revenue from the sale of merchandise. We charge a $20 nonrefundable upfront fee, referred to as a “styling fee,” that is applied against any merchandise purchased in the Fix. We deduct discounts, sales tax and estimated refunds to arrive at net revenue, which we refer to as revenue throughout report. We expect our revenue to increase in absolute dollars as we grow our business, although our revenue growth rate may continue to slow in future periods.

Cost of Goods Sold

Cost of goods sold consists of the costs of merchandise, expenses for shipping to and from clients and inbound freight, inventory write-offs and changes in our inventory reserve, payment processing fees and packaging materials costs. We expect our cost of goods sold to fluctuate as a percentage of revenue primarily due to how we manage our inventory and merchandise mix. Our classification of cost of goods sold may vary from other companies in our industry and may not be comparable.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of compensation and benefits costs, including stock-based compensation expense, for our employees including our stylist, fulfillment center operations, data analytics, merchandising, engineering, client experience, marketing and corporate personnel. Selling, general and administrative expenses also include marketing and advertising costs, third-party logistics costs, facility costs for our fulfillment centers and offices, professional service fees, information technology costs and depreciation and amortization expense. We expect our selling, general and administrative expenses to increase in absolute dollars and to fluctuate as a percentage of revenue due to the anticipated growth of our business, increased marketing investments and additional costs associated with becoming a public company. Our classification of selling, general and administrative expenses may vary from other companies in our industry and may not be comparable.

Remeasurement of Preferred Stock Warrant Liability

We estimate the fair value of the preferred stock warrant liability at the end of each reporting period and recognize changes in the fair value through our statement of operations. In connection with our initial public offering, all warrants were automatically exercised for no consideration, so we will not have preferred stock warrant liability in future periods.

Provision for Income Taxes

Our provision for income taxes consists of an estimate of federal and state income taxes based on enacted federal and state tax rates, as adjusted for allowable credits, deductions and the valuation allowance against deferred tax assets, as applicable.

Results of Operations

Comparison of the Three Months Ended October 28, 2017 and October 29, 2016

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended		$	%
	October 28, 2017	October 29, 2016	Change	Change
Revenue, net	$295,563	$236,004	$59,559	25.2%
Cost of goods sold	166,548	125,926	40,622	32.3%
Gross profit	129,015	110,078	18,937	17.2%
Selling, general and administrative expenses	119,471	83,550	35,921	43.0%
Operating income	9,544	26,528	(16,984)	(64.0)%
Remeasurement of preferred stock warrant liability	(9,071)	1,503	(10,574)	(703.5)%
Other income, net	(17)	(7)	(10)	142.9%
Income before income taxes	18,632	25,032	(6,400)	(25.6)%
Provision for income taxes	5,144	11,789	(6,645)	(56.4)%
Net income (loss)	$13,488	$13,243	$245	1.9%

The following table sets forth the components of our results of operations as a percentage of revenue:

	Three Months Ended
	October 28, 2017	October 29, 2016
Revenue, net	100.0%	100.0%
Cost of goods sold	56.3%	53.4%
Gross Profit	43.7%	46.6%
Selling, general and administrative expenses	40.5%	35.4%
Operating income	3.2%	11.2%
Remeasurement of preferred stock warrant liability	-3.1%	0.6%
Other income, net	0.0%	0.0%
Income before income taxes	6.3%	10.6%
Provision for income taxes	1.7%	5.0%
Net income	4.6%	5.6%

Revenue and Gross Margin

Revenue increased by $59.6 million, or 25.2%, from $236.0 million during the three months ended October 29, 2016, to $295.6 million during the three months ended October 28, 2017. The increase in revenue was primarily attributable to a 29.7% increase in active clients, which drove increased sales of merchandise.

Gross margin decreased by 2.9%, from 46.6% during the three months ended October 29, 2016, to 43.7% during the three months ended October 28, 2017. The decrease for the period was primarily attributable to an increase in merchandise and shipping costs and inventory obsolescence reserves as we expanded into new categories such as Plus and Men’s, combined with the impact of increased clearance and shrink year over year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $35.9 million, or 43.0%, from $83.6 million during the three months ended October 29, 2016, to $119.5 million during the three months ended October 28, 2017. The increase in selling, general and administrative expenses was primarily attributable to a $12.9 million increase in advertising expense as we expanded our television and online advertising initiatives and a $13.8 million increase in compensation and benefits costs as we increased our headcount over the last year.

Remeasurement of Preferred Stock Warrant Liability

The change in the preferred stock warrant liability was due to a change in the underlying fair value of our preferred stock.

Provision for Income Taxes

The following table summarizes our effective tax rate from income for the periods presented:

	Three Months Ended
	October 28, 2017	October 29, 2016
Income before income taxes	$18,632	$25,032
Provisions for income taxes	5,144	11,789
Effective tax rate	27.6%	47.1%

We are subject to income taxes in the United States. Our effective tax rate for the three months ended October 28, 2017 differs from the federal statutory income tax rate primarily due to certain nondeductible expenses, effect of state taxes, partially offset by the benefit from the nonincludible gain on remeasurement of the preferred stock warrant liability.

Our effective tax rate for the three months ended October 29, 2016 differs from the federal statutory income tax rate primarily due to certain nondeductible expenses, effect of state taxes, and the nondeductible loss on remeasurement of the preferred stock warrant liability.

Liquidity and Capital Resources

Sources of Liquidity

Our principal sources of liquidity since inception have been our cash flows from operations, as well as the net proceeds we received through private sales of equity securities.  As of October 28, 2017, we had raised $42.5 million of equity capital in aggregate with our last round of financing completed in 2014.  We have had positive and growing cash flows from operations since 2014. As of October 28, 2017, we had $131.1 million of cash. In addition, we had restricted cash of $9.4 million as of October 28, 2017, representing collateral for letters of credit for our leased properties.

On November 16, 2017, our Registration Statement on Form S-1 (File No. 333-221014) related to our IPO, of our Class A common stock was declared effective by the Securities and Exchange Commission (“SEC”). Pursuant to the Registration Statement, in November 2017 we sold 8,000,000 shares of our Class A common stock at a price of $15.00 per share for net proceeds of $110.4 million after deducting $6.2 million of underwriting discounts and $3.4 million in offering costs. In December 2017, we issued an additional 1,175,557 shares of Class A common stock at a price of $15.00 per share following the underwriters’ exercise of their option to purchase additional shares and received proceeds of $16.7 million, net of underwriting discounts.

Our primary use of cash includes operating costs such as merchandise purchases, compensation and benefits, marketing and other expenditures necessary to support our business growth. We have been able to fund these costs through our cash flows from operations since 2014 and expect to continue to do so. We believe our existing cash balances and cash flows from operations will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months.

Cash Flows

The following table summarizes our cash flows for the periods indicated and our cash and working capital balances as of the end of the period (in thousands):

	Three Months Ended
	October 28, 2017	October 29, 2016
Net cash provided by operating activities	$24,791	$41,604
Net cash used in investing activities	(4,180)	(5,447)
Net cash (used in) provided by financing activities	(123)	206
Net increase in cash and restricted cash	$20,488	$36,363

Cash provided by operating activities

During the three months ended October 28, 2017, cash provided by operating activities was $24.8 million, which consisted of net income of $13.5 million, adjusted by non-cash charges of $1.8 million and a change of $13.1 million in our net operating assets and liabilities. The non-cash charges were largely driven by $9.1 million related to the remeasurement of the preferred stock warrant liability partially offset by a $4.2 million increase in our inventory reserve, $2.3 million of depreciation and amortization and a $2.0 million of stock-based compensation expense. The change in our net operating assets and liabilities was primarily due to an increase of $30.9 million in accounts payable and accrued liabilities related to the increased business activity, and a decrease of $4.1 million in prepaid and other assets due to timing of payments partially offset by an increase of $24.2 million in our inventory balance due to increased inventory purchases to support our growth.

During the three months ended October 29, 2016, cash provided by operating activities was $41.6 million, which consisted of net income of $13.2 million, adjusted by non-cash charges of $4.9 million and a change of $23.5 million in our net operating assets and liabilities. The non-cash charges were largely driven by $1.5 million related to the remeasurement of the preferred stock warrant liability, a $1.9 million increase in our inventory reserve, $1.5 million of depreciation and amortization. The change in our net operating assets and liabilities was primarily due to an increase of $28.8 million in accounts payable and accrued liabilities, an increase of $2.2 million in deferred revenue and an increase of $2.7 million in other liabilities. These changes were partially offset by an increase of $10.1 million in our inventory balance.

Cash used in investing activities

During the three months ended October 28, 2017 and October 29, 2016, cash used in investing activities was $4.2 million and $5.4 million, respectively, due to the purchase of property and equipment primarily related to the expansion of our fulfillment centers and offices as well as continued investment in our proprietary systems.

Cash (used in) provided by financing activities

During the three months ended October 28, 2017, cash used in financing activities was $0.1 million, which was primarily due to $0.5 million related to payment of deferred offering costs, partially offset by $0.4 million of proceeds from the exercise of stock options.

During the three months ended October 29, 2016, cash provided by financing activities was $0.2 million, which was primarily due to proceeds from the exercise of stock options.

Contractual Obligations and Other Commitments

There have been no material changes to our contractual obligations and other commitments as disclosed in the Final Prospectus.

Off-Balance Sheet Arrangements

We have not entered any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no material changes to our critical accounting policies as compared to the critical accounting policies and significant judgments and estimates as compared to the critical accounting policies and significant judgments and estimates disclosed in the Final Prospectus.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

Our cash is deposited in checking and savings accounts; therefore, we believe we are relatively insensitive to interest rate changes.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q.

Based on the evaluation of our disclosure controls and procedures as of October 28, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of a material weakness in our internal control over financial reporting as previously disclosed in our Final Prospectus, our disclosure controls and procedures were not effective as of October 28, 2017.

Material Weakness in Internal Control Over Financial Reporting

In connection with the audit of our consolidated financial statements for the year ended July 29, 2017, we identified a material weakness in our internal control over financial reporting, as defined in the standards established by the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our management has determined that we had a material weakness in our internal control over financial reporting as of July 29, 2017, relating to the accounting and proprietary systems used in our financial reporting process not having the proper level of controls. Specifically, our systems lacked controls over access, program change management and computer operations that are needed to ensure access to financial data is adequately restricted to appropriate personnel.

Management’s Plan to Remediate the Material Weakness

As a result of this material weakness, we have initiated and will continue to implement remediation measures including, but not limited to, engaging external consultants to conduct a review of processes that involve financial data within our accounting and proprietary systems. This review includes identification of potential risks, documentation of processes and recommendations for improvement. We are still in the process of completing the remediation of the previously identified material weakness.

The initiatives we are implementing to remediate the material weakness are subject to continued management review supported by confirmation and testing, as well as audit committee oversight. We will continue to implement measures to remedy our internal control deficiencies in order to meet the deadline imposed by Section 404 of the Sarbanes-Oxley Act. However, we cannot be certain that the measures we have taken or may take in the future will ensure that we will establish and maintain adequate controls over our financial processes and reporting in the future.

Notwithstanding the material weakens, our management has concluded that the financial statements included elsewhere in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.

If we fail to fully remediate this material weakness or fail to maintain effective internal controls in the future, it could result in a material misstatement of our financial statements that would not be prevented or detected on a timely basis, which could cause investors to lose confidence in our financial information or cause our stock price to decline. Our independent registered public accounting firm has not assessed the effectiveness of our internal control over financial reporting and, under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, will not be required to provide an attestation report on the effectiveness of our internal control over financial reporting so long as we qualify as an “emerging growth company,” which may increase the risk that weaknesses or deficiencies in our internal control over financial reporting go undetected.

Changes in Internal Control

Other than the changes intended to remediate the material weakness noted above, there were no changes in our internal control over financial reporting during the quarter ended October 28, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not party to any material legal proceedings at this time. From time to time, we may become involved in various legal proceedings that arise in the ordinary course of business. We have in the past and may in the future become involved in private actions, collective actions, investigations and various other legal proceedings by clients, employees, suppliers, competitors, government agencies or others. We evaluate any claims and lawsuits with respect to their potential merits, our potential defenses and counter claims, and the expected effect on us of defending the claims and a potential adverse result. However, the results of any litigation, investigations and other legal proceedings are inherently unpredictable and expensive. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, damage our reputation, require significant amounts of management time and divert significant resources. If any legal proceedings were to be determined adversely to us, or we were to enter into a settlement arrangement, we could be exposed to monetary damages or limits on our ability to operate our business, which could have an adverse effect on our business, financial condition and operating results.

ITEM 1A.	RISK FACTORS

Investing in our common stock involves a high degree of risk. You should consider and read carefully all of the risks and uncertainties described below, as well as other information included in this Quarterly Report on Form 10-Q, and in our other public filings. The risks described below are not the only ones facing us. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition or results of operations. In such case, the trading price of our common stock could decline, and you may lose all or part of your original investment. This Quarterly Report on Form 10-Q also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below. The risks relating to our business set forth in our Final Prospectus, are set forth below and are unchanged substantively as of October 28, 2017, except for those risks designated by an asterisk (*).

Risks Related to our Business

We have a short operating history in an evolving industry and, as a result, our past results may not be indicative of future operating performance.

We have a short operating history in a rapidly evolving industry that may not develop in a manner favorable to our business. Our relatively short operating history makes it difficult to assess our future performance. You should consider our business and prospects in light of the risks and difficulties we may encounter.

Our future success will depend in large part upon our ability to, among other things:

•	cost-effectively acquire new clients and engage with existing clients;
•	increase consumer awareness of our brand;
•	anticipate and respond to changing style trends and consumer preferences;
•	manage our inventory effectively;
•	successfully expand our offering and geographic reach;
•	compete effectively;
•	anticipate and respond to macroeconomic changes;
•	effectively manage our growth;
•	continue to enhance our personalization capabilities;
•	hire, integrate and retain talented people at all levels of our organization;
•	avoid interruptions in our business from information technology downtime, cybersecurity breaches or labor stoppages;
•	maintain the quality of our technology infrastructure;
•	develop new features to enhance the client experience; and
•	retain our existing merchandise vendors and attract new vendors.

If we fail to address the risks and difficulties that we face, including those associated with the challenges listed above as well as those described elsewhere in this “Risk Factors” section, our business and our operating results will be adversely affected.

If we fail to effectively manage our growth, our business, financial condition and operating results could be harmed.

To effectively manage our growth, we must continue to implement our operational plans and strategies, improve and expand our infrastructure of people and information systems and expand, train and manage our employee base. Since our inception, we have rapidly increased our employee headcount to support the growth of our business. We expect to add a significant number of employees during 2018. We have expanded across all areas of our business. To support continued growth, we must effectively integrate, develop and motivate a large number of new employees while maintaining our corporate culture. We face significant competition for personnel, particularly in the San Francisco Bay Area where our headquarters are located. To attract top talent, we have had to offer, and believe we will need to continue to offer, competitive compensation and benefits packages before we can validate the productivity of those employees. We may also need to increase our employee compensation levels in response to competition. The risks associated with a rapidly growing workforce will be particularly acute if we choose to expand into new merchandise categories and internationally.

Additionally, we may not be able to hire new employees quickly enough to meet our needs. If we fail to effectively manage our hiring needs or successfully integrate new hires, our efficiency, ability to meet forecasts and our employee morale, productivity and retention could suffer, which may have an adverse effect on our business, financial condition and operating results.

We are also required to manage numerous relationships with various vendors and other third parties. Further growth of our operations, vendor base, fulfillment centers, information technology systems or internal controls and procedures may not be adequate to support our operations. If we are unable to manage the growth of our organization effectively, our business, financial condition and operating results may be adversely affected.

Our continued growth depends on attracting new clients.

Our success depends on our ability to attract new clients in a cost-effective manner. To expand our client base, we must appeal to and acquire clients who have historically used other means to purchase apparel, shoes and accessories, such as traditional brick-and-mortar apparel retailers or the websites of our competitors. We reach new clients through paid marketing, referral programs, organic word of mouth and other methods of discovery, such as mentions in the press or internet search engine results. We recently increased our paid marketing expenses by investing more in digital marketing and launching our first television advertising campaigns. We expect to increase our spending on these and other paid marketing channels in the future and cannot be certain that these efforts will yield more clients or be cost-effective. Moreover, new clients may not purchase from us as frequently or spend as much with us as existing clients, and the revenue generated from new clients may not be as high as the revenue generated from our existing clients. These factors may harm our growth prospects and our business could be adversely affected.

We expect to increase our paid marketing to help grow our business, but these efforts may not be successful or cost-effective.

Promoting awareness of our service is important to our ability to grow our business, drive client engagement and to attract new clients. We believe that much of the growth in our client base during our first five years was originated from referrals, organic word of mouth and other methods of discovery, as our marketing efforts and expenditures were relatively limited. Recently, we increased our paid marketing initiatives and intend to continue to do so. Our marketing efforts currently include client referrals, affiliate programs, partnerships, display advertising, television, print, radio, video, content, direct mail, social media, email, mobile “push” communications, search engine optimization and keyword search campaigns. We have limited experience marketing our services using some of these methods. Our marketing initiatives may become increasingly expensive and generating a meaningful return on those initiatives may be difficult. Even if we successfully increase revenue as a result of our paid marketing efforts, it may not offset the additional marketing expenses we incur.

We currently obtain a significant number of visits to our websites via organic search engine results. Search engines frequently change the algorithms that determine the ranking and display of results of a user’s search, which could reduce the number of organic visits to our websites, in turn reducing new client acquisition and adversely affecting our operating results.

Social networks are important as a source of new clients and as a means by which to connect with current clients, and such importance may be increasing. We may be unable to effectively maintain a presence within these networks, which could lead to lower than anticipated brand affinity and awareness, and in turn could adversely affect our operating results.

With respect to our email marketing efforts, if we are unable to successfully deliver emails to our clients or if clients do not engage with our emails, whether out of choice, because those emails are marked as low priority or spam or for other reasons, our business could be adversely affected.

If our marketing efforts are not successful in promoting awareness of our services, driving client engagement or attracting new clients, or if we are not able to cost-effectively manage our marketing expenses, our operating results will be adversely affected.

We may be unable to maintain a high level of engagement with our clients and increase their spending with us, which could harm our business, financial condition or operating results.

A high proportion of our revenue comes from repeat purchases by existing clients, especially those existing clients who are highly engaged and purchase a significant amount of merchandise from us. If existing clients no longer find our service and merchandise appealing, they may make fewer purchases and may stop using our service. Even if our existing clients find our service and merchandise appealing, they may decide to receive fewer Fixes and purchase less merchandise over time as their demand for new apparel declines. Additionally, if clients who receive Fixes most frequently and purchase a significant amount of merchandise from us were to make fewer purchases or stop using our service, then the aggregate amount clients spend with us would decline or grow more slowly. A decrease in the number of our clients or a decrease in their spending on the merchandise we offer could negatively impact our operating results. Further, we believe that our future success will depend in part on our ability to increase sales to our existing clients over time and, if we are unable to do so, our business may suffer.

We must successfully gauge apparel trends and changing consumer preferences.

Our success is, in large part, dependent upon our ability to identify apparel trends, predict and gauge the tastes of our clients and provide merchandise that satisfies client demand in a timely manner. However, lead times for many of our purchasing decisions may make it difficult for us to respond rapidly to new or changing apparel trends or client acceptance of merchandise chosen by our merchandising buyers. We generally enter into purchase contracts significantly in advance of anticipated sales and frequently before apparel trends are confirmed by client purchases. In the past, we have not always predicted our clients’ preferences and acceptance levels of our merchandise with accuracy. Further, we use our data science to predict our clients’ preferences and gauge demand for our merchandise, and there is no guarantee that our data science and algorithms will accurately anticipate client demand and tastes. To the extent we misjudge the market for the merchandise we offer or fail to execute on trends and deliver attractive merchandise to clients, our sales will decline and our operating results will be adversely affected.

If we are unable to manage our inventory effectively, our operating results could be adversely affected.

To ensure timely delivery of merchandise, we generally enter into purchase contracts well in advance of a particular season and frequently before apparel trends are confirmed by client purchases. As a result, we are vulnerable to demand and pricing shifts and to suboptimal selection and timing of merchandise purchases. In the past, we have not always predicted our clients’ preferences and acceptance levels of our trend items with accuracy, which has resulted in significant inventory write offs and lower gross margins. We rely on our merchandising team to order styles and products that our clients will purchase and we rely on our data science to inform the levels of inventory we purchase, including when to reorder items that are selling well and when to write off items that are not selling well. If our merchandise team does not predict client demand and tastes well or if our algorithms do not help us reorder the right products or write off the right products timely, we may not effectively manage our inventory and our operating results could be adversely affected.

Our inability to develop and introduce new merchandise offerings in a timely and cost-effective manner may damage our business, financial condition and operating results.

The largest portion of our revenue today comes from the sale of Women’s apparel. From 2015 to 2017, we expanded our merchandise offering into categories including Petite, Maternity, Men’s and Plus, began offering different product types including shoes and accessories and expanded the number of brands we offer. In 2018, we also launched our Premium Brand offering. We continue to explore additional offerings to serve our existing clients and to attract new clients. However, any new offerings may not have the same success, or gain traction as quickly, as our current offerings. If the merchandise we offer is not accepted by our clients or does not attract new clients, our sales may fall short of expectations, our brand and reputation could be adversely affected and we may incur expenses that are not offset by sales. If the launch of a new category requires investments greater than we expect, our operating results could be adversely affected. Also, our business may be adversely affected if we are unable to attract brands and other merchandise vendors that produce sufficient high quality, appropriately priced and on-trend merchandise. Our current merchandise offerings have a range of margin profiles and we believe new offerings will also have a broad range of margin profiles that will affect our operating results. For example, to date, our Exclusive Brands have generally contributed higher margins and shoes, Men’s and Plus have generally contributed lower margins. Additionally, as we enter into new categories, we may not have as high of purchasing power as we do in our current offerings, which could increase our costs of goods sold and further reduce our margins. Expansion of our merchandise offerings may also strain our management and operational resources, specifically the need to hire and manage additional merchandise buyers to source new merchandise and to allocate new categories across our distribution network. We may also face greater competition in specific categories from companies that are more focused on these new areas. If any of these were to occur, it could damage our reputation, limit our growth and have an adverse effect on our operating results.

Our industry is highly competitive and if we do not compete effectively our operating results could be adversely affected.

The retail apparel industry is highly competitive. We compete with department stores, specialty retailers, discount chains, independent retail stores, the online offerings of these traditional retail competitors and eCommerce companies that market the same or similar merchandise and services that we offer. We believe our ability to compete depends on many factors within and beyond our control, including:

•	attracting new clients and engaging with existing clients;
•	our direct relationships with our clients and their willingness to share personal information with us;
•	further developing our data science capabilities;
•	maintaining favorable brand recognition and effectively marketing our services to clients;
•	delivering merchandise that each client perceives as personalized to him or her;
•	the amount, diversity and quality of brands and merchandise that we or our competitors offer;
•	our ability to expand and maintain appealing Exclusive Brands and exclusive to Stitch Fix merchandise;
•	the price at which we are able to offer our merchandise;
•	the speed and cost at which we can deliver merchandise to our clients and the ease with which they can use our services to return merchandise; and
•	anticipating and quickly responding to changing apparel trends and consumer shopping preferences.

Many of our current competitors have, and potential competitors may have, longer operating histories, larger fulfillment infrastructures, greater technical capabilities, faster shipping times, lower-cost shipping, larger databases, greater financial, marketing, institutional and other resources and larger customer bases than we do. These factors may allow our competitors to derive greater revenue and profits from their existing customer bases, acquire customers at lower costs or respond more quickly than we can to new or emerging technologies and changes in apparel trends and consumer shopping behavior. These competitors may engage in more extensive research and development efforts, enter or expand their presence in the personalized retail market, undertake more far-reaching marketing campaigns, and adopt more aggressive pricing policies, which may allow them to build larger customer bases or generate revenue from their existing customer bases more effectively than we do. If we fail to execute on any of the above better than our competitors, our operating results may be adversely affected.

Our business depends on a strong brand and we may not be able to maintain our brand and reputation.

We believe that maintaining the Stitch Fix brand and reputation is critical to driving client engagement and attracting clients and merchandise vendors. Building our brand will depend largely on our ability to continue to provide our clients with valued personal styling services and high-quality merchandise, which we may not do successfully. Client complaints or negative publicity about our styling services, merchandise, delivery times or client support, especially on social media platforms, could harm our reputation and diminish client use of our services, the trust that our clients place in Stitch Fix and vendor confidence in us.

Our brand depends in part on effective client support, which requires significant personnel expense. Failure to manage or train our client support representatives properly or inability to handle client complaints effectively could negatively affect our brand, reputation and operating results.

If we fail to cost-effectively promote and maintain the Stitch Fix brand, our business, financial condition and operating results may be adversely affected.

We may not be able to sustain our revenue growth rate and we may not be profitable in the future.*

Our recent revenue growth and past profitability should not be considered indicative of our future performance. Our rate of revenue growth has slowed in recent periods. Specifically, our revenue increased by 25.2% for the three months ended October 28, 2017 compared the three months ended October 29, 2016, which was significantly lower than our 51.3% revenue growth in the three months ended October 29, 2016 from the three months ended October 31, 2015. As we grow our business, we expect our revenue growth rates may continue to slow in future periods due to a number of reasons, which may include slowing demand for our merchandise and service, increasing competition, a decrease in the growth of our overall market, and our failure to capitalize on growth opportunities or the maturation of our business.

Our expenses have increased in recent periods, and we expect expenses to increase substantially in the near term, particularly as we make significant investments in our marketing initiatives, expand our operations and infrastructure, develop and introduce new merchandise offerings and hire additional personnel. We may not always pursue short-term profits but are often focused on long-term growth and this may impact the return on your investment. In addition, in connection with operating as a public company, we will incur additional significant legal, accounting and other expenses that we did not incur as a private company. If our revenue does not increase to offset increases in our operating expenses, we may not be profitable in future periods.

We rely on consumer discretionary spending and may be adversely affected by economic downturns and other macroeconomic conditions or trends.

Our business and operating results are subject to global economic conditions and their impact on consumer discretionary spending. Some of the factors that may negatively influence consumer spending include high levels of unemployment, higher consumer debt levels, reductions in net worth and declines in asset values and related market uncertainty, home foreclosures and reductions in home values, fluctuating interest rates and credit availability, fluctuating fuel and other energy costs, fluctuating commodity prices and general uncertainty regarding the overall future political and economic environment. Economic conditions in certain regions may also be affected by natural disasters, such as hurricanes, tropical storms and wildfires. Consumer purchases of discretionary items, including the merchandise that we offer, generally decline during periods of economic uncertainty, when disposable income is reduced or when there is a reduction in consumer confidence.

Adverse economic changes could reduce consumer confidence, and thereby could negatively affect our operating results. In challenging and uncertain economic environments, we cannot predict when macroeconomic uncertainty may arise, whether or when such circumstances may improve or worsen or what impact such circumstances could have on our business.

If we fail to attract and retain key personnel, or effectively manage succession, our business, financial condition and operating results could be adversely affected.

Our success, including our ability to anticipate and effectively respond to changing style trends and deliver a personalized styling experience, depends in part on our ability to attract and retain key personnel on our executive team and in our merchandising, algorithms, engineering, marketing, styling and other organizations. Competition for key personnel is strong, especially in the San Francisco Bay Area where our headquarters are located, and we cannot be sure that we will be able to attract and retain a sufficient number of qualified personnel in the future, or that the compensation costs of doing so will not adversely affect our operating results. We do not have long-term employment or non-competition agreements with any of our personnel. Senior employees have left Stitch Fix in the past and others may in the future, which we cannot necessarily anticipate and may not be able to promptly replace. If we are unable to retain, attract and motivate talented employees with the appropriate skills at cost-effective compensation levels, or if changes to our business adversely affect morale or retention, we may not achieve our objectives and our business and operating results could be adversely affected. In addition, the loss of one or more of our key personnel or the inability to promptly identify a suitable successor to a key role could have an adverse effect on our business. In particular, our Founder and Chief Executive Officer has unique and valuable experience leading our company from its inception through today. If she were to depart or otherwise reduce her focus on Stitch Fix, our business may be disrupted. We do not currently maintain key-person life insurance policies on any member of our senior management team and other key employees.

If we fail to effectively manage our stylists, our business, financial condition and operating results could be adversely affected.

More than 3,000 of our employees are stylists, who work remotely and on a part-time basis for us and are paid hourly. They track and report the time they spend working for us. These employees are classified as nonexempt under federal and state law. If we fail to effectively manage our stylists, including by ensuring accurate tracking and reporting of their hours worked and proper processing of their hourly wages, then we may face claims alleging violations of wage and hour employment laws, including, without limitation, claims of back wages, unpaid overtime pay and missed meal and rest periods. Any such employee litigation could be attempted on a class or representative basis. Such litigation can be expensive and time-consuming regardless of whether the claims against us are valid or whether we are ultimately determined to be liable, and could divert management’s attention from our business. We could also be adversely affected by negative publicity, litigation costs resulting from the defense of these claims and the diversion of time and resources from our operations.

Compromises of our data security could cause us to incur unexpected expenses and may materially harm our reputation and operating results.

In the ordinary course of our business, we and our vendors collect, process and store certain personal information and other data relating to individuals, such as our clients and employees, including client payment card information. We rely substantially on commercially available systems, software, tools and monitoring to provide security for our processing, transmission and storage of personal information and other confidential information. There can be no assurance, however, that we or our vendors will not suffer a data compromise, that hackers or other unauthorized parties will not gain access to personal information or other data, including payment card data or confidential business information or that any such data compromise or access will be discovered in a timely fashion. The techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not identified until they are launched against a target, and we and our vendors may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, our employees, contractors, vendors or other third parties with whom we do business may attempt to circumvent security measures in order to misappropriate such personal information, confidential information or other data, or may inadvertently release or compromise such data.

Compromise of our data security or of third parties with whom we do business, failure to prevent or mitigate the loss of personal or business information and delays in detecting or providing prompt notice of any such compromise or loss could disrupt our operations, damage our reputation and subject us to litigation, government action or other additional costs and liabilities that could adversely affect our business, financial condition and operating results.

Our use of personal information and other data subjects us to privacy laws and obligations, and our failure to comply with such obligations could harm our business.

We collect and maintain significant amounts of personal information and other data relating to our clients and employees. Numerous laws, rules and regulations in the United States and internationally govern privacy and the collection, use and protection of personal information, the scope of which is continually changing. These laws, rules and regulations evolve frequently and may be inconsistent from one jurisdiction to another or may be interpreted to conflict with our practices. Any failure or perceived failure by us or any third parties with which we do business to comply with these laws, rules and regulations, or with other obligations to which we may be or may become subject, may result in actions against us by governmental entities, private claims and litigations, fines, penalties or other liabilities. Any such action would be expensive to defend, would damage our reputation and adversely affect our business and operating results.

System interruptions that impair client access to our website or other performance failures in our technology infrastructure could damage our business.

The satisfactory performance, reliability and availability of our website, mobile application, internal applications and technology infrastructure are critical to our business. We rely on our website and mobile application to engage with our clients and sell them merchandise. We also rely on a host of internal custom-built applications to run critical business functions, such as styling, merchandise purchasing, warehouse operations and order fulfillment. In addition, we rely on a variety of third party, cloud-based solution vendors for key elements of our technology infrastructure. These systems are vulnerable to damage or interruption and we have experienced interruptions in the past. For example, in February 2017, as a result of an outage with Amazon Web Services, where much of our technology infrastructure is hosted, we experienced disruptions in applications that support our warehouse operations and order fulfillment that caused a temporary slowdown in the number of Fix shipments we were able to make. Interruptions may be caused by a variety of incidents, including human error, our failures to update or improve our proprietary systems, cyber-attacks, fire, flood, power loss or telecommunications failures. Any failure or interruption of our website, mobile application, internal business applications or our technology infrastructure could harm our ability to serve our clients, which would adversely affect our business and operating results.

Material weaknesses in our internal control over financial reporting may cause us to fail to timely and accurately report our financial results or result in a material misstatement of our financial statements.

In connection with the audit of our 2017 consolidated financial statements, we and our independent registered public accounting firm identified control deficiencies in the design and operation of our internal control over financial reporting that constituted a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

The material weakness identified in our internal control over financial reporting in 2017 primarily related to our accounting and proprietary systems used in our financial reporting process not having the proper level of controls. Specifically, our systems lacked controls over access, program change management and computer operations that are needed to ensure access to financial data is adequately restricted to appropriate personnel. As a result of this material weakness, we have initiated and will continue to implement remediation measures including, but not limited to, engaging external consultants to conduct a review of processes that involve financial data within our accounting and proprietary systems. This review, which is ongoing and continues into 2018, includes the identification of potential risks, documentation of processes and recommendations for improvements.

We are still in the process of completing the remediation of the 2017 material weakness related to our accounting and proprietary systems. However, we cannot assure you that the steps we are taking will be sufficient to remediate our material weakness or prevent future material weaknesses or significant deficiencies from occurring.

If we identify future material weaknesses in our internal controls over financial reporting or fail to meet the demands that will be placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act, we may be unable to accurately report our financial results or report them within the timeframes required by law or stock exchange regulations. Failure to comply with Section 404 of the Sarbanes-Oxley Act could also potentially subject us to sanctions or investigations by the SEC or other regulatory authorities. If additional material weaknesses exist or are discovered in the future, and we are unable to remediate any such material weakness, our reputation, financial condition and operating results could suffer.

Expansion of our operations internationally will require management attention and resources, involves additional risks and may be unsuccessful.

We have no experience with operating internationally or selling our merchandise outside of the United States, and if we choose to expand internationally we would need to adapt to different local cultures, standards and policies. The business model we employ and the merchandise we currently offer may not appeal to consumers outside of the United States. Furthermore, to succeed with clients in international locations, it likely will be necessary to locate fulfillment centers in foreign markets and hire local employees in those international centers, and we may have to invest in these facilities before proving we can successfully run foreign operations. We may not be successful in expanding into international markets or in generating revenue from foreign operations for a variety of reasons, including:

•	localization of our merchandise offerings, including translation into foreign languages and adaptation for local practices;
•	different consumer demand dynamics, which may make our model and the merchandise we offer less successful compared to the United States;
•	competition from local incumbents that understand the local market and may operate more effectively;
•	regulatory requirements, taxes, trade laws, trade sanctions and economic embargoes, tariffs, export quotas, custom duties or other trade restrictions or any unexpected changes thereto;
•	laws and regulations regarding anti-bribery and anti-corruption compliance;
•	differing labor regulations where labor laws may be more advantageous to employees as compared to the United States and increased labor costs;
•	more stringent regulations relating to privacy and data security and access to, or use of, commercial and personal information, particularly in Europe;
•	changes in a specific country’s or region’s political or economic conditions; and
•	risks resulting from changes in currency exchange rates.

If we invest substantial time and resources to establish and expand our operations internationally and are unable to do so successfully and in a timely manner, our operating results would suffer.

Our business, including our costs and supply chain, is subject to risks associated with sourcing, manufacturing and warehousing.

We currently source all of the merchandise we offer from third-party vendors, and as a result we may be subject to price fluctuations or demand disruptions. Our operating results would be negatively impacted by increases in the prices of our merchandise, and we have no guarantees that prices will not rise. In addition, as we expand into new categories and product types, we expect that we may not have strong purchasing power in these news areas, which could lead to higher prices than we have historically seen in our current categories. We may not be able to pass increased prices on to clients, which could adversely affect our operating results. Moreover, in the event of a significant disruption in the supply of the fabrics or raw materials used in the manufacture of the merchandise we offer, the vendors that we work with might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price. For example, natural disasters have in the past increased raw material costs, impacting pricing with certain of our vendors, and caused shipping delays for certain of our merchandise. Any delays, interruption, damage to or increased costs in the manufacture of the merchandise we offer could result in higher prices to acquire the merchandise or non-delivery of merchandise altogether, and could adversely affect our operating results.

In addition, we cannot guarantee that merchandise we receive from vendors will be of sufficient quality or free from damage, or that such merchandise will not be damaged during shipping, while stored in one of our distribution centers or when returned by customers. While we take measures to ensure merchandise quality and avoid damage, including evaluating vendor product samples, conducting inventory inspections and inspecting returned product, we cannot control merchandise while it is out of our possession or prevent all damage while in our distribution centers. We may incur additional expenses and our reputation could be harmed if clients and potential clients believe that our merchandise is not of high quality or may be damaged.

If we are unable to acquire new merchandise vendors or retain existing merchandise vendors, our operating results may be harmed.

We offer merchandise from hundreds of established and emerging brands. In order to continue to attract and retain quality merchandise brands, we must help merchandise vendors increase their sales and offer merchandise vendors a high quality, cost-effective fulfillment process.

If we do not continue to acquire new merchandise vendors or retain our existing merchandise vendors on acceptable commercial terms, we may not be able to maintain a broad selection of merchandise, and our operating results may suffer.

In addition, our Exclusive Brands are sourced from third-party vendors and contract manufacturers. The loss of one of our Exclusive Brand vendors could require us to source Exclusive Brand merchandise from another vendor or manufacturer, which could cause inventory delays, impact our clients’ experiences, and otherwise harm our operating results.

Any failure by us or our vendors to comply with product safety, labor or other laws, or our standard vendor terms and conditions, or to provide safe factory conditions for our or their workers may damage our reputation and brand and harm our business.

The merchandise we sell to our clients is subject to regulation by the Federal Consumer Product Safety Commission, the Federal Trade Commission and similar state and international regulatory authorities. As a result, such merchandise could be in the future subject to recalls and other remedial actions. Product safety, labeling and licensing concerns may require us to voluntarily remove selected merchandise from our inventory. Such recalls or voluntary removal of merchandise can result in, among other things, lost sales, diverted resources, potential harm to our reputation and increased client service costs and legal expenses, which could have a material adverse effect on our operating results.

Some of the merchandise we sell may expose us to product liability claims and litigation or regulatory action relating to personal injury or environmental or property damage. Although we maintain liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms or at all. In addition, some of our agreements with our vendors may not indemnify us from product liability for a particular vendor’s merchandise or our vendors may not have sufficient resources or insurance to satisfy their indemnity and defense obligations.

We purchase our merchandise from numerous domestic and international vendors. Our standard vendor terms and conditions require vendors to comply with applicable laws. We recently hired independent firms that are in the process of conducting social audits of the working conditions at the factories producing our Exclusive Brands. If an audit reveals potential problems, we require that the vendor institute corrective action plans to bring the factory into compliance with our standards, or we may discontinue our relationship with the vendor. Failure of our vendors to comply with applicable laws and regulations and contractual requirements could lead to litigation against us, resulting in increased legal expenses and costs. In addition, the failure of any such vendors to provide safe and humane factory conditions and oversight at their facilities could damage our reputation with clients or result in legal claims against us.

Shipping is a critical part of our business and any changes in our shipping arrangements or any interruptions in shipping could adversely affect our operating results.

We currently rely on two major vendors for our shipping. If we are not able to negotiate acceptable pricing and other terms with these entities or they experience performance problems or other difficulties, it could negatively impact our operating results and our clients’ experience. In addition, our ability to receive inbound inventory efficiently and ship merchandise to clients may be negatively affected by inclement weather, fire, flood, power loss, earthquakes, labor disputes, acts of war or terrorism and similar factors. For example, strikes at major international shipping ports have in the past impacted our supply of inventory from our vendors. In addition, as a result of Hurricane Harvey in September 2017, one of our shipping vendors was unable to deliver Fixes to certain affected areas for several weeks, resulting in delivery delays and Fix cancellations. We are also subject to risks of damage or loss during delivery by our shipping vendors. If our merchandise is not delivered in a timely fashion or is damaged or lost during the delivery process, our clients could become dissatisfied and cease using our services, which would adversely affect our business and operating results.

We are subject to payment-related risks.

We accept payments online via credit and debit cards, which subjects us to certain regulations and fraud, and we may in the future offer new payment options to clients that would be subject to additional regulations and risks. We pay interchange and other fees in connection with credit card payments, which may increase over time and adversely affect our operating results. While we use a third party to process payments, we are subject to payment card association operating rules and certification requirements, including the Payment Card Industry Data Security Standard and rules governing electronic funds transfers. If we fail to comply with applicable rules and regulations, we may be subject to fines or higher transaction fees and may lose our ability to accept online payments or other payment card transactions. If any of these events were to occur, our business, financial condition and operating results could be adversely affected.

We may incur significant losses from fraud.

We have in the past incurred and may in the future incur losses from various types of fraud, including stolen credit card numbers, claims that a client did not authorize a purchase, merchant fraud and clients who have closed bank accounts or have insufficient funds in open bank accounts to satisfy payments. In addition to the direct costs of such losses, if the fraud is related to credit card transactions and becomes excessive, it could potentially result in us paying higher fees or losing the right to accept credit cards for payment. In addition, under current credit card practices, we are liable for fraudulent credit card transactions because we do not obtain a cardholder’s signature. Our failure to adequately prevent fraudulent transactions could damage our reputation, result in litigation or regulatory action and lead to expenses that could substantially impact our operating results.

Unfavorable changes or failure by us to comply with evolving internet and eCommerce regulations could substantially harm our business and operating results.

We are subject to general business regulations and laws as well as regulations and laws specifically governing the internet and eCommerce. These regulations and laws may involve taxes, privacy and data security, consumer protection, the ability to collect and/or share necessary information that allows us to conduct business on the internet, marketing communications and advertising, content protection, electronic contracts or gift cards. Furthermore, the regulatory landscape impacting internet and eCommerce businesses is constantly evolving. For example, in 2010 California’s Automatic Renewal Law went into effect, requiring companies to adhere to enhanced disclosure requirements when entering into automatically renewing contracts with consumers. As a result, a wave of consumer class action lawsuits was brought against companies that offer online products and services on a subscription or recurring basis. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation, a loss in business and proceedings or actions against us by governmental entities or others, which could impact our operating results.

If we cannot successfully protect our intellectual property, our business would suffer.

We rely on trademark, copyright, trade secrets, patents, confidentiality agreements and other practices to protect our brands, proprietary information, technologies and processes. Our principal trademark assets include the registered trademarks “Stitch Fix” and “Fix,” multiple private label clothing and accessory brand names and our logos and taglines. Our trademarks are valuable assets that support our brand and consumers’ perception of our services and merchandise. We also hold the rights to the “stitchfix.com” internet domain name and various other related domain names, which are subject to internet regulatory bodies and trademark and other related laws of each applicable jurisdiction. If we are unable to protect our trademarks or domain names in the United States or in other jurisdictions in which we may ultimately operate, our brand recognition and reputation would suffer, we would incur significant expense establishing new brands and our operating results would be adversely impacted.

We currently have one patent issued and seven patent applications pending in the United States. We also have four patent applications filed in the People’s Republic of China. The patent we own and those that may be issued in the future may not provide us with any competitive advantages or may be challenged by third parties, and our patent applications may never be granted. Even if issued, there can be no assurance that these patents will adequately protect our intellectual property or survive a legal challenge, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain. Our limited patent protection may restrict our ability to protect our technologies and processes from competition. We primarily rely on trade secret laws to protect our technologies and processes, including the algorithms we use throughout our business. Others may independently develop the same or similar technologies and processes, or may improperly acquire and use information about our technologies and processes, which may allow them to provide a service similar to ours, which could harm our competitive position.

We may be required to spend significant resources to monitor and protect our intellectual property rights, and the efforts we take to protect our proprietary rights may not be sufficient.

We may be accused of infringing intellectual property rights of third parties.

We are also at risk of claims by others that we have infringed their copyrights, trademarks or patents, or improperly used or disclosed their trade secrets. The costs of supporting any litigation or disputes related to these claims can be considerable, and we cannot assure you that we will achieve a favorable outcome of any such claim. If any such claims are valid, we may be compelled to cease our use of such intellectual property and pay damages, which could adversely affect our business. Even if such claims were not valid, defending them could be expensive and distracting, adversely affecting our operating results.

We could be required to collect additional sales taxes or be subject to other tax liabilities that may increase the costs our clients would have to pay for our offering and adversely affect our operating results.

An increasing number of states have considered or adopted laws that attempt to impose tax collection obligations on out-of-state retailers. A successful assertion by one or more states requiring us to collect taxes where we presently do not do so, or to collect more taxes in a jurisdiction in which we currently do collect some taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest. The imposition by state governments of sales tax collection obligations on out-of-state retailers could also create additional administrative burdens for us, put us at a competitive disadvantage if they do not impose similar obligations on our competitors and decrease our future sales, which could have a material adverse impact on our business and operating results.

Proposed changes to U.S. federal tax laws may materially impact our business and operating results.

Congress has proposed major federal tax reform legislation, including changes to the taxation of corporations, that could have a material impact on our business. As of the time we filed this Form 10-Q, this legislation had not been enacted and we had not yet evaluated the full impact that these proposed tax law changes would have on our business or operating results.  We are closely reviewing the proposed tax law changes and are preparing to quantify and recognize any potential impact in the period in which the legislation is enacted.

We may experience fluctuations in our tax obligations and effective tax rate, which could adversely affect our operating results.

We are subject to taxes in the United States. We record tax expense based on current tax liabilities and our estimates of future tax liabilities, which may include reserves for estimates of probable settlements of tax audits. At any one time, multiple tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. As a result, we expect that throughout the year there could be ongoing variability in our quarterly tax rates as taxable events occur and exposures are re-evaluated. Further, our effective tax rate in a given financial statement period may be materially impacted by changes in tax laws, changes in the mix and level of earnings by taxing jurisdictions, or changes to existing accounting rules or regulations. Fluctuations in our tax obligations and effective tax rate could adversely affect our business, financial condition and operating results.

We may require additional capital to support business growth, and this capital might not be available or may be available only by diluting existing stockholders.

We intend to continue making investments to support our business growth and may require additional funds to support this growth and respond to business challenges, including the need to develop our services, expand our inventory, enhance our operating infrastructure, expand the markets in which we operate and potentially acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class A common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, and our business and prospects could fail or be adversely affected.

Our failure to adequately and effectively staff our fulfillment centers, through third parties or with our own employees, could adversely affect our client experience and operating results.

We currently receive and distribute merchandise at five fulfillment centers in the United States, one of which is operated by a third party. If we or our third-party partner are unable to adequately staff our fulfillment centers to meet demand or if the cost of such staffing is higher than historical or projected costs due to mandated wage increases, regulatory changes, international expansion or other factors, our operating results could be harmed. In addition, operating fulfillment centers comes with potential risks, such as workplace safety issues and employment claims for the failure or alleged failure to comply with labor laws or laws respecting union organizing activities. Any such issues may result in delays in shipping times or packing quality, and our reputation and operating results may be harmed.

By using a third-party operator for one of our fulfillment centers, we also face additional risks associated with not having complete control over operations at that fulfillment center. Any deterioration in the financial condition or operations of that operator, or the loss of that operator, would have significant impact on our operations.

Some of our software and systems contain open source software, which may pose particular risks to our proprietary applications.

We use open source software in the applications we have developed to operate our business and will use open source software in the future. We may face claims from third parties demanding the release or license of the open source software or derivative works that we developed from such software (which could include our proprietary source code) or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require us to purchase a costly license, publicly release the affected portions of our source code, or cease offering the implicated solutions unless and until we can re-engineer them to avoid infringement. In addition, our use of open source software may also present additional security risks because the source code for open source software is publicly available, which may make it easier for hackers and other third parties to determine how to breach our website and systems that rely on open source software. Any of these risks could be difficult to eliminate or manage and, if not addressed, could have an adverse effect on our business and operating results.

Adverse litigation judgments or settlements resulting from legal proceedings in which we may be involved could expose us to monetary damages or limit our ability to operate our business.

We have in the past and may in the future become involved in private actions, collective actions, investigations and various other legal proceedings by clients, employees, suppliers, competitors, government agencies or others. The results of any such litigation, investigations and other legal proceedings are inherently unpredictable and expensive. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, damage our reputation, require significant amounts of management time and divert significant resources. If any of these legal proceedings were to be determined adversely to us, or we were to enter into a settlement arrangement, we could be exposed to monetary damages or limits on our ability to operate our business, which could have an adverse effect on our business, financial condition and operating results.

If we are unable to make acquisitions and investments, or successfully integrate them into our business, our business could be harmed.

As part of our business strategy, we may acquire other companies or businesses. However, we may not be able to find suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all. Acquisitions involve numerous risks, any of which could harm our business and negatively affect our operating results, including:

•	difficulties in integrating the technologies, operations, existing contracts and personnel of an acquired company;
•	difficulties in supporting and transitioning clients and suppliers, if any, of an acquired company;
•	diversion of financial and management resources from existing operations or alternative acquisition opportunities;
•	failure to realize the anticipated benefits or synergies of a transaction;
•

failure to identify all of the problems, liabilities or other shortcomings or challenges of an acquired company or technology, including issues related to intellectual property, regulatory compliance practices, revenue recognition or other accounting practices, or employee or client issues;

•	risks of entering new markets in which we have limited or no experience;
•	potential loss of key employees, clients, vendors and suppliers from either our current business or an acquired company’s business;
•	inability to generate sufficient revenue to offset acquisition costs;
•	additional costs or equity dilution associated with funding the acquisition; and
•	possible write-offs or impairment charges relating to acquired businesses.

Our operating results could be adversely affected by natural disasters, public health crises, political crises or other catastrophic events.

Our principal offices and one of our fulfillment centers are located in the San Francisco Bay Area, an area which has a history of earthquakes, and are thus vulnerable to damage. We also operate offices and fulfillment centers in other cities and states. Natural disasters, such as earthquakes, hurricanes, tornadoes, floods and other adverse weather and climate conditions; unforeseen public health crises, such as pandemics and epidemics; political crises, such as terrorist attacks, war and other political instability; or other catastrophic events, whether occurring in the United States or internationally, could disrupt our operations in any of our offices and fulfillment centers or the operations of one or more of our third-party providers or vendors. In particular, these types of events could impact our merchandise supply chain, including our ability to ship merchandise to clients from or to the impacted region, and could impact our ability or the ability of third parties to operate our sites and ship merchandise. In addition, these types of events could negatively impact consumer spending in the impacted regions. To the extent any of these events occur, our business and operating results could be adversely affected.

Risks Relating to Ownership of Our Class A Common Stock

The market price of our Class A common stock may be volatile or may decline steeply or suddenly regardless of our operating performance and we may not be able to meet investor or analyst expectations. You may lose all or part of your investment.*

The market price of our Class A common stock may fluctuate or decline significantly in response to numerous factors, many of which are beyond our control, including:

•	actual or anticipated fluctuations in our client base, the level of client engagement, revenue or other operating results;
•	variations between our actual operating results and the expectations of securities analysts, investors and the financial community;
•

any forward-looking financial or operating information we may provide to the public or securities analysts, any changes in this information or our failure to meet expectations based on this information;

•

actions of securities analysts who initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company or our failure to meet these estimates or the expectations of investors;

•

whether investors or securities analysts view our stock structure unfavorably, particularly our dual- class structure and the significant voting control of our executive officers, directors and their affiliates;

•

additional shares of our Class A common stock being sold into the market by us or our existing stockholders, or the anticipation of such sales, including if existing stockholders sell shares into the market when applicable “lock-up” periods end;

•	announcements by us or our competitors of significant products or features, technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;
•	changes in operating performance and stock market valuations of companies in our industry, including our vendors and competitors;
•	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;
•	lawsuits threatened or filed against us;
•	developments in new legislation and pending lawsuits or regulatory actions, including interim or final rulings by judicial or regulatory bodies; and
•	other events or factors, including those resulting from war or incidents of terrorism, or responses to these events.

In addition, extreme price and volume fluctuations in the stock markets have affected and continue to affect many eCommerce and other technology companies’ stock prices. Often, their stock prices have fluctuated in ways unrelated or disproportionate to the companies’ operating performance. In the past, stockholders have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and seriously harm our business.

Moreover, because of these fluctuations, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or operating results fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our Class A common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated revenue or earnings forecasts that we may provide.

An active trading market for our Class A common stock may not be sustained.*

Our Class A common stock is currently listed on the Nasdaq Global Select Market, or Nasdaq, under the symbol “SFIX” and trades on that market and others.  We cannot assure you that an active trading market for our Class A common stock will be sustained.  Accordingly, we cannot assure you of the liquidity of any trading market, your ability to sell your shares of our Class A common stock when desired, or the prices that you may obtain for your shares.

Future sales of shares by existing stockholders could cause our stock price to decline.*

If our existing stockholders, including employees and service providers who obtain equity, sell or indicate an intention to sell, substantial amounts of our Class A common stock in the public market after the lock-up and other legal restrictions on resale lapse, the trading price of our Class A common stock could decline. As of November 30, 2017, we had outstanding a total of 8,000,000 shares of Class A common stock and 87,731,500 shares of Class B common stock. Of these shares, only the shares of Class A common stock are currently freely tradable, without restriction, in the public market. Each of our directors, executive officers and other holders of substantially all our outstanding shares have entered into lock-up agreements with the underwriters that restrict their ability to sell or transfer their shares for a period of 180 days after November 16, 2017; provided that such restricted period will end with respect to 35% of the shares subject to each lock-up agreement if at any time beginning 90 days after November 16, 2017 (i) we have filed at least one quarterly report on Form 10-Q or annual report on Form 10-K and (ii) the last reported closing price of our Class A common stock is at least 25% greater than the initial public offering price of our Class A common stock for 10 out of any 15 consecutive trading days, including the last day, ending on or after the 90th day after November 16, 2017; provided, further that if such restricted period ends during a trading black-out period, the restricted period will end one business day following the date that we announce our earnings results for the previous quarter. However, Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC may, in their sole discretion, waive the contractual lock-up before the lock-up agreements expire. After the lock-up agreements expire, all 95,731,500 shares outstanding as of November 30, 2017 will be eligible for sale in the public market, of which 62,907,730 shares are held by directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144 of the Securities Act of 1933, as amended, or the Securities Act, and various vesting agreements. Sales of a substantial number of such shares upon expiration of the lock-up and market stand-off agreements, the perception that such sales may occur or early release of these agreements, could cause our market price to fall or make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate.

In addition, shares underlying any outstanding options and restricted stock units will become eligible for sale if exercised or settled, as applicable, and to the extent permitted by the provisions of various vesting agreements, the lock-up agreements, and Rule 144 of the Securities Act. All the shares of Class A and Class B common stock subject to stock options and restricted stock units outstanding and reserved for issuance under our 2011 Plan and 2017 Plan have been registered on Form S-8 under the Securities Act and such shares will be eligible for sale in the public markets, subject to Rule 144 limitations applicable to affiliates and the lock-up agreement described above. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our Class A common stock could decline.

The dual class structure of our common stock concentrates voting control with our executive officers, directors and their affiliates, and may depress the trading price of our Class A common stock.

Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As a result, the holders of our Class B common stock, including our directors and executive officers and their affiliates, will be able to exercise considerable influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stock holdings represent less than 50% of the outstanding shares of our capital stock. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests. This control may adversely affect the market price of our Class A common stock.

In addition, in July 2017, FTSE Russell and Standard & Poor’s announced that they would cease to allow most newly public companies utilizing dual or multi-class capital structures to be included in their indices. Affected indices include the Russell 2000 and the S&P 500, S&P MidCap 400 and S&P SmallCap 600, which together make up the S&P Composite 1500. Under the announced policies, our dual class capital structure makes us ineligible for inclusion in any of these indices and, as a result, mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track these indices will not be investing in our stock. These policies are new and it is unclear what effect, if any, they will have on the valuations of publicly traded companies excluded from the indices, but it is possible that they may depress these valuations compared to those of other similar companies that are included.

If securities or industry analysts either do not publish research about us or publish inaccurate or unfavorable research about us, our business or our market, or if they change their recommendations regarding our common stock adversely, the trading price or trading volume of our Class A common stock could decline.

The trading market for our Class A common stock will be influenced in part by the research and reports that securities or industry analysts may publish about us, our business, our market or our competitors. If one or more of the analysts initiate research with an unfavorable rating or downgrade our Class A common stock, provide a more favorable recommendation about our competitors or publish inaccurate or unfavorable research about our business, our Class A common stock price would likely decline. If any analyst who may cover us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the trading price or trading volume of our Class A common stock to decline.

We are an emerging growth company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our Class A common stock less attractive to investors.

We are an emerging growth company and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including:

•	not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act;
•	reduced disclosure obligations regarding executive compensation in our periodic reports and annual report on Form 10-K; and
•	exemptions from the requirements of holding non-binding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We could be an emerging growth company for up to five years following the completion of our initial public offering, although we expect to not be an emerging growth company sooner. Our status as an emerging growth company will end as soon as any of the following takes place:

•	the last day of the fiscal year in which we have more than $1.07 billion in annual revenue;
•	the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates;
•	the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible debt securities; or
•	the last day of the fiscal year ending after the fifth anniversary of the completion of our initial public offering.

We cannot predict if investors will find our Class A common stock less attractive if we choose to rely on any of the exemptions afforded emerging growth companies. If some investors find our Class A common stock less attractive because we rely on any of these exemptions, there may be a less active trading market for our Class A common stock and the market price of our Class A common stock may be more volatile.

Under the JOBS Act, “emerging growth companies” can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this accommodation and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

We do not currently intend to pay dividends on our Class A common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation of the value of our Class A common stock.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to pay any cash dividends on our Class A common stock in the foreseeable future. As a result, any investment return our Class A common stock will depend upon increases in the value for our Class A common stock, which is not certain.

Future securities issuances could result in significant dilution to our stockholders and impair the market price of our Class A common stock.

Future issuances of shares of our Class A common stock or the conversion of a substantial number of shares of our Class B common stock, or the perception that these sales or conversions may occur, could depress the market price of our Class A common stock and result in dilution to existing holders of our Class A common stock. Also, to the extent outstanding options to purchase our shares of our Class A or Class B common stock are exercised or options or other stock-based awards are issued or become vested, there will be further dilution. The amount of dilution could be substantial depending upon the size of the issuances or exercises. Furthermore, we may issue additional equity securities that could have rights senior to those of our Class A common stock. As a result, holders of our Class A common stock bear the risk that future issuances of debt or equity securities may reduce the value of our Class A common stock and further dilute their ownership interest.

The requirements of being a public company may strain our resources, result in more litigation and divert management’s attention.*

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, the listing requirements of the Nasdaq and other applicable securities rules and regulations. Complying with these rules and regulations has increased and will continue to increase our legal and financial compliance costs, make some activities more difficult, time consuming or costly and increase demand on our systems and resources. To address these challenges, we recently expanded our finance and accounting teams. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are required to disclose changes made in our internal control and procedures on a quarterly basis. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire additional employees or engage outside consultants to comply with these requirements, which will increase our costs and expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

These new rules and regulations may make it more expensive for us to obtain director and officer liability insurance and, in the future, we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

By disclosing information in filings required of a public company, our business and financial condition are more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If those claims are successful, our business could be seriously harmed. Even if the claims do not result in litigation or are resolved in our favor, the time and resources needed to resolve them could divert our management’s resources and seriously harm our business.

Delaware law and provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make a merger, tender offer or proxy contest difficult, thereby depressing the trading price of our Class A common stock.*

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could depress the trading price of our Class A common stock by acting to discourage, delay or prevent a change of control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions include the following:

•	establish a classified board of directors so that not all members of our board of directors are elected at one time;
•	permit the board of directors to establish the number of directors and fill any vacancies and newly- created directorships;
•	provide that directors may only be removed for cause;
•	require super-majority voting to amend some provisions in our certificate of incorporation and bylaws;
•	authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;
•	eliminate the ability of our stockholders to call special meetings of stockholders;
•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;
•	provide that the board of directors is expressly authorized to make, alter or repeal our bylaws;
•	restrict the forum for certain litigation against us to Delaware;
•	reflect the dual class structure of our common stock; and
•	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

Any provision of our amended and restated certificate of incorporation or amended and restated bylaws that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our Class A common stock.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States are the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.*

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for:

•	any derivative action or proceeding brought on our behalf;
•	any action asserting a breach of fiduciary duty;
•	any action asserting a claim against us arising under the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws; and
•	any action asserting a claim against us that is governed by the internal-affairs doctrine.

Our amended and restated certificate of incorporation further provides that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act.

These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. If a court were to find either exclusive-forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could seriously harm our business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Securities

The following sets forth information regarding all unregistered securities sold from July 30, 2017 through October 28, 2017:

(1) From July 30, 2017 through October 28, 2017, we granted to our directors, employees, consultants and other service providers options to purchase 867,865 shares of our Class B common stock with a per share exercise price of $23.43 under our 2011 Plan.

(2) From July 30, 2017 through October 28, 2017, we issued to our directors, employees, consultants and other service providers an aggregate of 211,236 shares of our Class B common stock at per share purchase prices ranging from $0.064 to $16.98 pursuant to exercises of options granted under our 2011 Plan.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. Unless otherwise specified above, we believe these transactions were exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act (and Regulation D or Regulation S promulgated thereunder) or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or under benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed on the share certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.

(b) Use of Proceeds from Registered Securities

On November 16, 2017, our registration statement on Form S-1 (File No. 333-221014) relating to our IPO of Class A common stock became effective. The IPO closed on November 21, 2017 at which time we issued 8,000,000 shares of our Class A common stock at an initial offering price of $15.00 per share for gross proceeds of $120.0 million. We received net proceeds from the IPO of approximately $110.4 million, after deducting the underwriting discount of $6.2 million and other estimated offering-related expenses paid or payable by us of $3.4 million. In December 2017, we issued and sold an aggregate of 1,175,557 shares of our Class A common stock pursuant to the underwriters’ exercise of their right to purchase additional shares, and received net proceeds of approximately $16.7 million, after deducting the underwriting discount of $0.9 million. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to their associates, or to our affiliates. Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC acted as joint book-running managers and Barclays Capital Inc., RBC Capital Markets, LLC, Piper Jaffray & Co., Stifel, Nicolaus & Company, Incorporated and William Blair & Company, L.L.C. also acted as underwriters for the offering.

Shares of our Class A common stock began trading on the Nasdaq Global Select Market on November 17, 2017. The shares were registered under the Securities Act on a registration statement on Form S-1 (Registration No. 333-221014).

There has been no material change in the planned use of proceeds from the IPO from that described in the Final Prospectus.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Document	Incorporation By Reference
		Form	Sec File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Stitch Fix, Inc.	8-K	001-38291	3.1	11/21/2017

3.2	Amended and Restated Bylaws of Stitch Fix, Inc.	8-K	001-38291	3.2	11/21/2017

4.1	Form of Class A Common Stock Certificate	S-1/A	333-221014	4.1	11/6/2017

4.2	Form of Class B Common Stock Certificate	S-8	333-221650	4.6	11/17/2017

10.1+	Stitch Fix, Inc. 2017 Incentive Plan.	S-1/A	333-221014	10.4	11/6/2017

10.2+	Forms of stock option grant notice, stock option agreement and notice of exercise under the Stitch Fix, Inc. 2017 Incentive Plan.	S-1/A	333-221014	10.5	11/6/2017

10.3+	Forms of restricted stock unit grant notice and award agreement under the Stitch Fix, Inc. 2017 Incentive Plan.	S-1/A	333-221014	10.6	11/6/2017

10.4+	Offer Letter, by and between Stitch Fix, Inc. and Katrina Lake, dated September 5, 2017.	S-1	333-221014	10.8	10/19/2017

10.5+	Amended and Restated Offer Letter, by and between Stitch Fix, Inc. and Paul Yee, dated September 5, 2017.	S-1	333-221014	10.9	10/19/2017

10.6+	Amended and Restated Offer Letter, by and between Stitch Fix, Inc. and Scott Darling, dated September 5, 2017.	S-1	333-221014	10.11	10/19/2017

10.7+	Stitch Fix, Inc. Independent Director Compensation Policy.	S-1/A	333-221014	10.15	11/6/2017

10.8+	Amended and Restated Offer Letter, by and between Stitch Fix, Inc. and Mike Smith, dated September 25, 2017.	S-1	333-221014	10.16	10/19/2017

Exhibit Number	Description of Document	Incorporation By Reference
		Form	Sec File No.	Exhibit	Filing Date

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
*

The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates them by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Stitch Fix, Inc.

Date: 20 December, 2017	By:	/s/ Katrina Lake
Katrina Lake
Founder, Chief Executive Officer and Director
(Principal Executive Officer)

Stitch Fix, Inc.

Date: 20 December, 2017	By:	/s/ Paul Yee
Paul Yee
Chief Financial Officer
(Principal Financial and Accounting Officer)