Form 10-Q
period 2018-01-27
Stitch Fix, Inc.
filed 2018-03-13
CIK 1576942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 27, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of March 9, 2018 the number of outstanding shares of the registrant’s Class A common stock, par value $0.00002 per share, was 17,256,799, and the number of outstanding shares of the registrant’s Class B common stock, par value $0.00002 per share, was 79,931,282.

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

Stitch Fix, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	January 27, 2018	July 29, 2017
Assets
Current assets:
Cash	$266,374	$110,608
Restricted cash	—	250
Inventory, net	80,094	67,592
Prepaid expenses and other current assets	11,653	19,312
Total current assets	358,121	197,762
Property and equipment, net	30,875	26,733
Deferred tax assets	14,493	19,991
Restricted cash, net of current portion	9,100	9,100
Other long-term assets	3,813	3,619
Total assets	$416,402	$257,205
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$55,145	$44,238
Accrued liabilities	51,077	46,363
Preferred stock warrant liability	—	26,679
Gift card liability	8,151	5,190
Deferred revenue	10,433	7,150
Other current liabilities	4,953	4,298
Total current liabilities	129,759	133,918
Deferred rent, net of current portion	10,752	11,781
Other long-term liabilities	4,794	7,423
Total liabilities	145,305	153,122
Commitments and contingencies (Note 6)
Convertible preferred stock, $0.00002 par value – zero and 60,577,280 shares authorized as of January 27, 2018 and July 29, 2017, respectively; zero and 59,511,055 shares issued and outstanding as of January 27, 2018 and July 29, 2017, respectively; aggregate liquidation preference of $42,389 as of July 29, 2017	—	42,222
Stockholders’ equity:
Preferred stock, $0.00002 par value – 20,000,000 and zero shares authorized as of January 27, 2018 and July 29, 2017, respectively; zero shares issued and outstanding as of January 27, 2018 and July 29, 2017	—	—
Class A common stock, $0.00002 par value – 2,000,000,000 and zero shares authorized as of January 27, 2018 and July 29, 2017, respectively; 9,175,557 and zero shares issued and outstanding as of January 27, 2018 and July 29, 2017, respectively	—	—
Class B common stock, $0.00002 par value – 100,000,000 shares authorized as of January 27, 2018 and July 29, 2017; 87,885,193 and 26,834,535 shares issued and outstanding as of January 27, 2018 and July 29, 2017, respectively (1)	2	1
Additional paid-in capital	219,108	27,002
Retained earnings	51,987	34,858
Total stockholders’ equity	271,097	61,861
Total liabilities, convertible preferred stock and stockholders’ equity	$416,402	$257,205
(1) Shares authorized, issued and outstanding as of July 29, 2017 includes common stock prior to our initial public offering. Please see Note 1 for additional details.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stitch Fix, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

(In thousands, except share and per share amounts)

	For the Three Months Ended		For the Six Months Ended
	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017
Revenue, net	$295,906	$237,775	$591,469	$473,779
Cost of goods sold	168,523	131,053	335,071	256,979
Gross profit	127,383	106,722	256,398	216,800
Selling, general and administrative expenses	111,771	105,835	231,242	189,385
Operating income	15,612	887	25,156	27,415
Remeasurement of preferred stock warrant liability	(1,614)	1,146	(10,685)	2,649
Other income, net	(18)	(6)	(35)	(13)
Income (loss) before income taxes	17,244	(253)	35,876	24,779
Provision for (benefit from) income taxes	13,603	(486)	18,747	11,303
Net income and comprehensive income	$3,641	$233	$17,129	$13,476
Earnings per share attributable to common stockholders:
Basic	$0.04	$—	$0.18	$0.14
Diluted	$0.02	$—	$0.06	$0.14
Weighted-average shares used to compute earnings per share attributable to common stockholders:
Basic	82,439,351	—	54,377,466	24,546,556
Diluted	87,954,656	—	60,599,568	29,134,729

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stitch Fix, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Retained	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance as of July 29, 2017	59,511,055	$42,222	26,834,535	$1	$27,002	$34,858	$61,861
Issuance of Class A common stock upon initial public offering, net of offering costs	—	—	9,175,557	—	127,033	—	127,033
Issuance of Class B common stock upon conversion of convertible preferred stock	(59,511,055)	(42,222)	59,511,055	1	42,221	—	42,222
Reclassification of warrant liability to additional paid-in capital upon the initial public offering	—	—	1,066,225	—	15,994	—	15,994
Issuance of Class B common stock upon exercise of stock options	—	—	492,857	—	1,006	—	1,006
Repurchase of Class B common stock related to early exercised options	—	—	(19,479)	—	—	—	—
Vesting of early exercised options	—	—	—	—	456	—	456
Stock-based compensation	—	—	—	—	5,396	—	5,396
Net income	—	—	—	—	—	17,129	17,129
Balance as of January 27, 2018	—	$—	97,060,750	$2	$219,108	$51,987	$271,097

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stitch Fix, Inc.

Condensed Consolidated Statements of Cash Flow

(Unaudited)

(In thousands)

	For the Six Months Ended
	January 27, 2018	January 28, 2017
Cash Flows from Operating Activities
Net income	$17,129	$13,476
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	5,498	(847)
Remeasurement of preferred stock warrant liability	(10,685)	2,649
Inventory reserves	7,027	3,177
Compensation expense related to certain stock sales by current and former employees	—	9,699
Stock-based compensation expense	5,135	1,362
Depreciation and amortization	4,888	3,385
Loss on disposal of property and equipment	131	(7)
Change in operating assets and liabilities:
Inventory	(19,529)	(10,470)
Prepaid expenses and other assets	5,078	(9,417)
Accounts payable	10,843	13,629
Accrued liabilities	4,484	14,914
Deferred revenue	3,283	1,321
Gift card liability	2,961	3,588
Other liabilities	(2,508)	3,073
Net cash provided by operating activities	33,735	49,532
Cash Flows from Investing Activities
Purchase of property and equipment	(8,232)	(11,367)
Net cash used in investing activities	(8,232)	(11,367)
Cash Flows from Financing Activities
Proceeds from initial public offering, net of underwriting discounts paid	129,046	—
Proceeds from the exercise of stock options	1,006	922
Repurchase of Class B common stock related to early exercised options	(39)	(3,557)
Net cash provided by (used in) financing activities	130,013	(2,635)
Net increase in cash and restricted cash	155,516	35,530
Cash and restricted cash at beginning of period	119,958	101,492
Cash and restricted cash at end of period	$275,474	$137,022
Components of cash and restricted cash
Cash	$266,374	$127,672
Restricted cash – current portion	—	—
Restricted cash – long-term portion	9,100	9,350
Total cash and restricted cash	$275,474	$137,022
Supplemental Disclosure
Cash paid for income taxes	$3,091	$18,517
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$780	$208
Capitalized stock-based compensation	$261	$45
Vesting of early exercised options	$456	$488
Deferred offering costs included in accounts payable and accrued liabilities	$134	$—
Conversion of preferred stock upon initial public offering	$42,222	$—
Reclassification of preferred stock warrant liability upon initial public offering	$15,994	$—
Deferred offering costs paid in prior year	$1,879	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stitch Fix, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Description of Business

Stitch Fix, Inc. (“we,” “our,” “us” or “the Company”) delivers one-to-one personalization to our clients through the combination of data science and human judgment. Our stylists hand select items from a broad selection of merchandise. Stylists pair their own judgment with our analysis of client and merchandise data to provide a personalized shipment of apparel, shoes and accessories suited to each client’s needs. We call each of these unique shipments a Fix. After receiving a Fix, our clients purchase the items they want to keep and return the other items. We are incorporated in Delaware and operate in the United States.

Initial Public Offering

On November 16, 2017, we completed an initial public offering (“IPO”). In connection with the IPO, we authorized two new classes of common stock: Class A common stock and Class B common stock. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting, conversion and transfer rights. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock is convertible at any time at the option of the stockholder into one share of Class A common stock and has no expiration date. The Class B common stock automatically converts to Class A common stock upon transfers or any sale. In our IPO, we issued and sold 8,000,000 shares of our Class A common stock at a public offering price of $15.00 per share. We received $110.4 million in net proceeds after deducting $6.2 million of underwriting discounts and $3.4 million in offering costs. Upon the closing of the IPO, all of the then outstanding shares of common stock were reclassified into Class B common stock, all of the outstanding shares of convertible preferred stock automatically converted into 59,511,055 shares of Class B common stock and all of the outstanding preferred stock warrants were automatically exercised into 1,066,225 shares of Class B common stock. Subsequent to the closing of the IPO, there were no shares of preferred stock or preferred stock warrants outstanding.

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

Significant estimates and assumptions are used for inventory, stock-based compensation expense, common stock valuation preceding our IPO, remeasurement of preferred stock warrant liability preceding our IPO, revenue recognition and income taxes. Actual results could differ from those estimates and such differences may be material to the condensed consolidated financial statements.

Restricted Cash

Restricted cash represents cash balances held in segregated accounts collateralizing letters of credit for our leased properties as of January 27, 2018 and July 29, 2017.

Deferred Offering Costs

Deferred offering costs, which consist of direct incremental legal, consulting, banking and accounting fees relating to the IPO were capitalized and offset against proceeds upon the consummation of the IPO, which became effective on November 16, 2017 (See Note 1).

Concentration of Credit Risks

The majority of our cash is held by three financial institutions within the United States. Our cash balances held by these institutions may exceed federally insured limits. The associated risk of concentration for cash is mitigated by banking with credit-worthy institutions. No client accounted for greater than 10% of total revenue, net for the three and six months ended January 27, 2018 and January 28, 2017.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09, which amended the existing FASB Accounting Standards Codification. ASU 2014-09 establishes a principle for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services and also provides guidance on the recognition of costs related to obtaining and fulfilling customer contracts. The new guidance may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption (“modified retrospective method”). We plan to apply the modified retrospective method upon adoption in our first quarter of fiscal 2019. We do not anticipate the impact to be material to our consolidated financial statements.

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

Our financial instruments consist of cash, accounts payable, accrued liabilities and the preferred stock warrant liability. At January 27, 2018 and July 29, 2017, the carrying values of cash, accounts payable and accrued liabilities approximated fair value due to their short-term maturities. In November 2017, in connection with our IPO, all outstanding preferred stock warrants were automatically exercised into Class B common stock. As a result, we remeasured and reclassified the preferred stock warrant liability to additional paid-in capital upon the closing of the IPO. As of January 27, 2018, the Company did not have any financial instruments measured at fair value.

The following table sets forth our financial instruments that were measured at fair value on a recurring basis based on the fair value hierarchy as of July 29, 2017 (in thousands):

	July 29, 2017
	Level 1	Level 2	Level 3	Total
Financial Liabilities:
Preferred stock warrant liability	$—	$—	$26,679	$26,679
Total	$—	$—	$26,679	$26,679

There were no transfers of financial assets or liabilities into or out of Level 1, Level 2 or Level 3 for the three and six months ended January 27, 2018 and January 28, 2017. The key assumptions used in the Black-Scholes option-pricing model for the valuation of the preferred stock warrant liability upon remeasurement were as follows as of July 29, 2017:

July 29, 2017
Expected term (in years)	2.0
Fair value of underlying shares	$25.09
Volatility	43.8%
Risk free interest rate	1.3%
Dividend yield	—%

The following table sets forth a summary of the changes in the fair value of the preferred stock warrant liability (in thousands):

For the Six Months Ended January 27, 2018
Balance at July 29, 2017	$26,679
Change in fair value	(10,685)
Reclassification of warrant liability to additional paid-in capital upon the initial public offering	(15,994)
Ending Balance at January 27, 2018	$—

4.	Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	January 27, 2018	July 29, 2017
Inventory purchases	$12,633	$11,186
Compensation and related benefits	9,615	9,632
Advertising	7,857	9,995
Shipping and freight	5,873	3,390
Sales taxes	4,786	3,702
Other	10,313	8,458
Total accrued liabilities	$51,077	$46,363

5.	Preferred Stock Warrant Liability

In 2012 and 2013, in connection with financing arrangements, we issued warrants to purchase shares of our convertible preferred stock. For one of the financing arrangements, we issued warrants to purchase 375,230 shares of Series Seed convertible preferred stock at an exercise price of $0.1066 per share and 66,265 shares of Series A convertible preferred stock at an exercise price of $0.22636 per share. For the second financing arrangement, we issued warrants for the purchase of, at the warrant holder’s option, either (a) 624,730 shares of Series A-1 convertible preferred stock at an exercise price of $0.2401 per share or (b) 308,315 shares of Series B convertible preferred stock at an exercise price of $0.486516 per share. Prior to their automatic exercise in connection with the IPO, as described below, the warrants were exercisable for and expired ten years from the date of issuance. In November 2017, in connection with our IPO, the preferred stock warrants were automatically exercised into Class B common stock and the preferred stock warrant liability was reclassified to additional paid-in capital.

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

The 2011 Plan allowed for the grant of incentive stock options or nonqualified stock options as well as restricted stock units, restricted stock and stock appreciation rights. As of January 27, 2018, we had only granted incentive and nonqualified stock options under the 2011 Plan. Employee stock options generally vest 25% on the first anniversary of the grant date with the remaining vesting ratably over the next three years. Options generally expire after 10 years. Effective upon our IPO, the 2011 Equity Incentive Plan has been replaced by the 2017 Incentive Plan.

2017 Incentive Plan

In November 2017, our board of directors and stockholders adopted our 2017 Incentive Plan (the “2017 Plan”). The remaining shares available for issuance under the 2011 Plan became reserved for issuance under the 2017 Plan. Our 2017 Plan provides for the grant of Class A incentive stock options to employees, including employees of any parent or subsidiary, and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards and other forms of stock awards to employees, directors and consultants, including employees and consultants of our subsidiaries. The number of shares authorized for issuance under the 2017 Plan was 28,423,374 as of January 27, 2018, of which 6,038,778 were available for grant.

Stock option activity under the 2011 and 2017 Plans is as follows:

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
				(In thousands)
Balance – July 29, 2017	10,218,912	$7.12	8.53	$166,670
Granted	1,608,698	$20.81
Exercised	(492,857)	$2.04
Cancelled	(824,629)	$4.90
Balance – January 27, 2018	10,510,124	$9.63	8.35	$128,355

The aggregate intrinsic value is the difference between the current fair value of the underlying common stock and the exercise price for in-the-money stock options.

The following table summarizes the restricted stock unit (RSU) award activity under the 2017 Incentive Plan:

	Class A Common Stock	Weighted- Average Grant Date Fair Value
Unvested at July 29, 2017	$—	$—
Granted	426,056	$18.87
Forfeited	(6,000)	$15.00
Unvested at January 27, 2018	$420,056	$18.92

Stock-Based Compensation Expense

Stock-based compensation expense for employees was $3.1 million and $5.1 million for the three and six months ended January 27, 2018, respectively and $0.7 million and $1.2 million for the three and six months ended January 28, 2017, respectively. Stock-based compensation expense is included in selling, general and administrative expenses in our condensed consolidated statements of operations.

The weighted-average grant date fair value of options granted during the six months ended January 27, 2018 was $7.65 per share. The weighted-average grant date fair value of options granted during the six months ended January 28, 2017 was $2.84 per share. As of January 27, 2018, the total unrecognized compensation expense related to unvested options and RSU’s, net of estimated forfeitures, was $40.8 million which we expect to recognize over an estimated weighted average period of 3.49 years.

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

	For the Three Months Ended		For the Six Months Ended
	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017
Expected term (in years)	5.4 - 6.6	5.5 - 6.1	5.4 - 6.6	5.4 - 6.5
Volatility	41.4 - 43.5%	42.7 - 42.8%	41.4 - 43.5%	44.4 - 46.0%
Risk free interest rate	2.1 - 2.5%	2.2 - 2.3%	1.9 - 2.5%	1.3 - 2.3%
Dividend yield	—%	—%	—%	—%

In July 2017, we granted options to certain members of our executive management team to purchase an aggregate of 1,097,463 shares of Class B common stock which had both a service-based condition and a liquidity event-related performance condition. Such options vest ratably over the 24-month period following the fourth anniversary of the grant date, subject to an IPO occurring within 12 months of the grant date and the option holder’s continuous service through each vesting date. The aggregate grant-date fair value of such option awards was $14.0 million.

Since an IPO is not deemed probable until such event occurs, no compensation cost related to the performance condition was recognized prior to the consummation of our IPO in November 2017. Subsequently, we recorded stock based compensation expense of $0.5 million related to periods prior to the IPO.

8.Income Taxes

The following table summarizes our effective tax rate from income for the periods presented (in thousands):

	For the Three Months Ended		For the Six Months Ended
	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017
Income before income taxes	$17,244	$(253)	$35,876	$24,779
Provisions for income taxes	13,603	(486)	18,747	11,303
Effective tax rate	78.9%	192.1%	52.3%	45.6%

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (“Tax Act”), which significantly changed U.S. tax law. The Tax Act contains several key tax provisions including the reduction of the corporate income tax rate from 35% to 21%, as well as a variety of other changes including the acceleration of expensing of certain business assets and reductions in the amount of executive pay that could qualify as a tax deduction.  The Federal statutory tax rate reduction is effective January 1, 2018. The Company has a fiscal year end which subjects us to transitional tax rate rules.  In the three months ended January 27, 2018, we revised our estimated annual effective rate and applied a blended U.S. statutory rate of 26.96% due to the tax rate reduction.  Additionally, income tax expense for the three and six months ended January 28, 2017 was adjusted to reflect the discrete effects of the Tax Act and resulted in an increase in income tax expense of $4.7 million, related to the remeasurement of existing deferred tax balances.  This discrete impact was considered a provisional amount under the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 118.

The Company remeasured the deferred tax balances based on the tax rates at which they are expected to reverse in the future. The Company will continue to refine provisional balances and adjustments may be made under SAB 118 during the measurement period as a result of future changes in interpretation, information available, assumptions made by the Company and/or issuance of additional guidance.

We continue to monitor the progress of ongoing discussions with tax authorities and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions.

9.	Earnings (Loss) Per Share Attributable to Common Stockholders

Basic and diluted net income per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. We consider convertible preferred stock and early exercised share options to be participating securities. In connection with the IPO, we established two classes of authorized common stock: Class A common stock and Class B common stock. As a result, all then-outstanding shares of common stock were converted into shares of Class B common stock. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting, conversion and transfer rights. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock is convertible at any time at the option of the stockholder into one share of Class A common stock.

Undistributed earnings allocated to participating securities are subtracted from net income in determining net income attributable to common stockholders. Basic net income per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period. All participating securities are excluded from basic weighted-average common shares outstanding.

For the calculation of diluted earnings per share (“EPS”), net income attributable to common stockholders for basic EPS is adjusted by the effect of dilutive securities. Diluted net income per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding, including all potentially dilutive common shares. The undistributed earnings are allocated based on the contractual participation rights of the Class A and Class B common shares as if the earnings for the year have been distributed. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis. The computation of the diluted net income per share of Class A common stock assumes the conversion of Class B common stock, while diluted net income per share of Class B common stock does not assume the conversion of Class A common stock as Class A common stock is not convertible into Class B common stock.

A reconciliation of the numerator and denominator used in the calculation of the basic and diluted EPS attributable to common stockholders is as follows (in thousands except share and per share amounts):

	For the Three Months Ended			For the Six Months Ended
	January 27, 2018		January 28, 2017	January 27, 2018		January 28, 2017
	Class A	Class B	Class B	Class A	Class B	Class B
Numerator:
Net income	$312	$3,329	$233	$1,114	$16,015	$13,476
Less: noncumulative dividends to preferred stockholders	(11)	(122)	(233)	(50)	(718)	(1,270)
Less: undistributed earnings to participating securities	(41)	(431)	—	(427)	(6,140)	(8,701)
Net income attributable to common stockholders - basic	260	2,776	—	637	9,157	3,505
Less: change in fair value of preferred stock warrant liability (net of tax)	(1,614)	(1,614)	—	(10,685)	(10,685)	—
Add: adjustments to undistributed earnings to participating securities	231	211	—	4,421	4,133	443
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	2,776	—	—	9,157	—	—
Reallocation of undistributed earnings to Class B shares	—	147	—	—	719	—
Net income attributable to common stockholders - diluted	1,653	1,520	—	3,530	3,324	3,948

Denominator:
Weighted-average shares of common stock - basic	7,075,605	75,363,746	24,742,682	3,537,803	50,839,664	24,546,556
Conversion of Class B to Class A common shares outstanding	75,363,746	—	—	50,839,664	—	—
Effect of dilutive stock options and restricted stock units	5,295,401	5,271,550	—	5,584,167	5,581,484	4,588,173
Effect of potentially dilutive preferred stock warrants	219,904	219,904	—	637,934	637,934	—
Weighted-average shares of common stock - diluted	87,954,656	80,855,200	24,742,682	60,599,568	57,059,082	29,134,729
Earnings per share attributable to common stockholders:
Basic	$0.04	$0.04	0.00	$0.18	$0.18	$0.14
Diluted	$0.02	$0.02	0.00	$0.06	$0.06	$0.14

The following common stock equivalents were excluded from the computation of diluted earnings (loss) per share for the periods presented because including them would have been antidilutive:

	For the Three Months Ended		For the Six Months Ended
	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017
Convertible preferred stock	—	59,511,055	—	59,511,055
Preferred stock warrants	—	1,066,225	—	1,066,225
Restricted stock units	177,180	—	276,769	—
Stock options to purchase Class B common stock	762,918	229,902	927,366	529,495
Total	940,098	60,807,182	1,204,135	61,106,775

10.Subsequent Events

On January 29, 2018, we executed an amendment to the lease on our corporate headquarters. Beginning June 1, 2018, the amendment adds two additional floors of office space, provides for a ten-year lease term for the additional space and extends our existing lease by four and a half years to be coterminous with the term of the additional space. The future minimum lease payments for our corporate headquarters increased from approximately $43.8 million to approximately $115.3 million over ten years. Our restricted cash balance increased by $3.7 million, representing an increase in collateral for letters of credit on our leased properties.

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

We are reinventing the shopping experience by delivering one-to-one personalization to our clients through the combination of data science and human judgment. This combination drives a better client experience and a more powerful business model than either element could deliver independently. Our stylists hand select items from a broad selection of merchandise. Stylists pair their own judgment with our analysis of client and merchandise data to provide a personalized shipment of apparel, shoes and accessories suited to each client’s needs. We call each of these unique shipments a Fix. Our clients may choose to schedule automatic shipments that arrive every two to three weeks or on a monthly, bi-monthly or quarterly cadence, or schedule a Fix on-demand. Clients can increase or decrease their desired Fix frequency at any time, and can select the exact date by which they want to receive a Fix. After receiving a Fix, our clients purchase the items they want to keep and return the other items. Historically, we charged clients a $20 styling fee that is credited towards the merchandise purchased. If the client chooses to keep all items in a Fix, she receives a 25% discount on her entire purchase.

In December 2017, we launched Style Pass to provide our clients with an alternative to paying a $20 styling fee per Fix.  With Style Pass, clients pay a $49 annual fee for unlimited styling that is credited towards merchandise purchases.  In February 2018, we launched Extras, a new feature that allows clients to select items such as socks, bras, underwear, and other intimates that are then added to the five items their stylist selects for their Fix.

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

We believe our success in serving clients has resulted in our rapid and profitable growth. We have achieved positive cash flows from operations on an annual basis since 2014, while continuing to make meaningful investments to drive growth. For the three and six months ended January 27, 2018 we reported $295.9 million and $591.5 million in net revenue, respectively, representing year-over-year growth of 24.4% and 24.8% from the three and six months ended January 28, 2017, respectively. As of January 27, 2018 and January 28, 2017, we had 2,508,000 active clients and 1,920,000 active clients, respectively, representing year-over-year growth of 30.6%.

Net income for the three and six months ended January 27, 2018 was $3.6 million and $17.1 million, respectively, an increase of $3.4 million and $3.6 million, respectively, from a year ago. Included in net income for the three and six months ended January 28, 2017 was a $21.3 million compensation expense related to certain stock sales by current and former employees. Included in net income for the three and six months ended January 27, 2018 was a $4.7 million remeasurement expense on our net deferred tax assets related to the Tax Cuts and Jobs Act (“Tax Act”), which was enacted on December 22, 2017.

Key Metrics

We report our financial results in accordance with generally accepted accounting principles in the United States, or GAAP. However, management believes that certain non-GAAP financial measures provide users of our financial information with additional useful information in evaluating our performance. Management believes that excluding certain items that may vary substantially in frequency and magnitude period-to-period from net income and earnings per share (“EPS”) provides useful supplemental measures that assist in evaluating our ability to generate earnings and to more readily compare these metrics between past and future periods. Management also believes that adjusted EBITDA is frequently used by investors and securities analysts in their evaluations of companies, and that such supplemental measure facilitates comparisons between companies. We believe free cash flow is an important metric because it represents a measure of how much cash from operations we have available for discretionary and non-discretionary items after the deduction of capital expenditures. These non-GAAP financial measures may be different than similarly titled measures used by other companies. For instance, we do not exclude stock-based compensation expense from adjusted EBITDA or non-GAAP net income. Stock-based compensation is an important part of how we attract and retain our employees, and we consider it to be a real cost of running the business.

Our non-GAAP financial measures should not be considered in isolation from, or as substitutes for, financial information prepared in accordance with GAAP. There are several limitations related to the use of our non-GAAP financial measures as compared to the closest comparable GAAP measures. Some of these limitations include:

•	our non-GAAP net income, adjusted EBITDA and non-GAAP EPS – diluted measures exclude compensation expense that we recognized related to certain stock sales by current and former employees;
•	our non-GAAP net income and non-GAAP EPS – diluted measures exclude the impact of the remeasurement of our net deferred tax assets following the adoption of the Tax Act;
•

our non-GAAP net income, adjusted EBITDA and non-GAAP EPS – diluted measures exclude the remeasurement of the preferred stock warrant liability, which is a non-cash expense incurred in the periods prior to the completion of our IPO;

•

adjusted EBITDA also excludes the recurring, non-cash expenses of depreciation and amortization of property and equipment and, although these are non-cash expenses, the assets being depreciated and amortized may have to be replaced in the future;

•	adjusted EBITDA does not reflect our tax provision, which reduces cash available to us; and
•	free cash flow does not represent the total residual cash flow available for discretionary purposes and does not reflect our future contractual commitments.

Adjusted EBITDA

We define adjusted EBITDA as net income excluding other (income), net, provision for income taxes, depreciation and amortization, the remeasurement of preferred stock warrant liability and, when present, compensation expense related to certain stock sales by current and former employees. The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to adjusted EBITDA for each of the periods presented (in thousands):

	For the Three Months Ended		For the Six Months Ended
	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017
Adjusted EBITDA reconciliation:
Net income	$3,641	$233	$17,129	$13,476
Add (deduct):
Other income, net	(18)	(6)	(35)	(13)
Provision for income taxes	13,603	(486)	18,747	11,303
Depreciation and amortization	2,618	1,924	4,888	3,385
Remeasurement of preferred stock warrant liability	(1,614)	1,146	(10,685)	2,649
Compensation expense related to certain stock sales by current and former employees	—	21,283	—	21,283
Adjusted EBITDA	$18,230	$24,094	$30,044	$52,083

Non-GAAP Net Income

We define non-GAAP net income as net income excluding the remeasurement of preferred stock warrant liability and, when present, compensation expense related to certain stock sales by current and former employees, and their related tax impacts, if any, as well as the remeasurement of our net deferred tax assets in relation to the adoption of the Tax Act. The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to non-GAAP net income for each of the periods presented (in thousands):

	For the Three Months Ended		For the Six Months Ended
	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017
Non-GAAP net income (loss) reconciliation:
Net income	$3,641	$233	$17,129	$13,476
Add (deduct):
Remeasurement of preferred stock warrant liability	(1,614)	1,146	(10,685)	2,649
Compensation expense related to certain stock sales by current and former employees	—	21,283	—	21,283
Tax impact of non-GAAP adjustments	—	(8,890)	—	(8,890)
Impact of Tax Act (1)	4,730	-	4,730	—
Non-GAAP net income	$6,757	$13,772	$11,174	$28,518

1) As discussed in Note 8 to the condensed consolidated financial statements included in this Quarterly Report, the U.S. government enacted comprehensive tax legislation in December 2017.  This resulted in a net charge of $4.7 million for the three and six months ended January 27, 2018, due to the remeasurement of our net deferred tax assets for the reduction in tax rate from 35% to 21%. The adjustment to non-GAAP net income only includes this transitional impact. It does not include the ongoing impacts of the lower U.S. statutory rate on current year earnings.

Non-GAAP Earnings Per Share - Diluted

We define non-GAAP EPS as diluted EPS excluding the per share impact of the remeasurement of preferred stock warrant liability and, when present, compensation expense related to certain stock sales by current and former employees, and their related tax impacts, if any, as well as the per share impact of the remeasurement of our net deferred tax assets in relation to the adoption of the Tax Act. The following table presents a reconciliation of EPS attributable to common stockholders - diluted, the most comparable GAAP financial measure, to non-GAAP EPS attributable to common stockholders - diluted for each of the periods presented (in thousands):

	For the Three Months Ended		For the Six Months Ended
	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017
Non-GAAP earnings per share - diluted reconciliation:
Earnings per share attributable to common stockholders - diluted	$0.02	$—	$0.06	$0.14
Per share impact of the remeasurement of preferred stock warrant liability(1)	$—	$0.04	$—	$0.08
Per share impact of compensation expense related to certain stock sales by current and former employees	$—	$0.66	$—	$0.61
Per share impact from tax effect of non-GAAP adjustments	$—	$(0.28)	$—	$(0.26)
Per share impact from Tax Act(2)	$0.05	$—	$0.08	$—
Non-GAAP earnings per share attributable to common stockholders - diluted	$0.07	$0.42	$0.14	$0.57

1) For the three and six months ended January 27, 2018, the preferred stock warrant liability was dilutive and included in earnings per share attributable to common stockholders - diluted. Therefore, it is not an adjustment to arrive at non-GAAP EPS - diluted.

2) As discussed in Note 8 to the condensed consolidated financial statements included in this Quarterly Report, the U.S. government enacted comprehensive tax legislation in December 2017.  This resulted in a net charge of $4.7 million for the three and six months ended January 27, 2018, due to the remeasurement of our net deferred tax assets for the reduction in tax rate from 35% to 21%. The adjustment to non-GAAP earnings per share attributable to common stockholders - diluted only includes this transitional impact. It does not include the ongoing impacts of the lower U.S. statutory rate on current year earnings.

Free Cash Flow

We define free cash flow as cash flow from operations reduced by purchases of property and equipment which is included in cash flow from investing activities. The following table presents a reconciliation of cash flows from operating activities, the most comparable GAAP financial measure, to free cash flow for each of the periods presented (in thousands):

	For the Six Months Ended
	January 27, 2018	January 28, 2017
Free cash flow reconciliation:
Cash flows from operating activities	$33,735	$49,532
Deduct:
Purchase of property and equipment	(8,232)	(11,367)
Free cash flow	$25,503	$38,165
Cash flows from investing activities	$(8,232)	$(11,367)
Cash flows from financing activities	$130,013	$(2,635)

Active Clients

We believe that the number of active clients is a key indicator of our growth and the overall health of our business. We define an active client as a client who checked out a Fix in the preceding 12-month period, measured as of the last date of that period. A client checks out a Fix when she indicates what items she is keeping through our mobile application or on our website. We had 2,508,000 and 1,920,000 active clients as of January 27, 2018 and January 28, 2017, respectively, representing year-over-year growth of 30.6%.

Factors Affecting Our Performance

Client Acquisition and Engagement

To grow our business, we must continue to acquire clients and successfully engage them. We believe that implementing broad-based marketing strategies that increase our brand awareness has the potential to strengthen Stitch Fix as a national consumer brand, help us acquire new clients and drive revenue growth. As our business has achieved a greater scale and we are able to support a large and growing client base, we have increased our investments in marketing to take advantage of more marketing channels to profitably acquire clients. For example, we recently significantly increased our advertising spend, from $10.2 million and $25.5 million for the three and six months ended January 28, 2017 to $19.8 million and $48.0 million for the three and six months ended January 27, 2018, respectively, to support the growth of our business. We expect to continue to make significant marketing investments to grow our business. We currently utilize both digital and offline channels to attract new visitors to our website or mobile app and subsequently convert them into clients. Our current marketing efforts include client referrals, affiliate programs, partnerships, display advertising, television, print, radio, video, content, direct mail, social media, email, mobile “push” communications, search engine optimization and keyword search campaigns.

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

Components of Results of Operations

Revenue

We generate revenue from the sale of merchandise. We charge a $20 nonrefundable upfront fee, referred to as a “styling fee,” that is credited towards any merchandise purchased in the Fix. We deduct discounts, sales tax and estimated refunds to arrive at net revenue, which we refer to as revenue throughout the report. In December 2017, we launched Style Pass to provide our clients with an alternative to paying a $20 styling fee per Fix.  With Style Pass, clients pay a $49 annual fee for unlimited styling that is credited towards merchandise purchases. We expect our revenue to increase in absolute dollars as we grow our business, although our revenue growth rate may continue to slow in future periods.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of compensation and benefits costs, including stock-based compensation expense, for our employees including our stylist, fulfillment center operations, data analytics, merchandising, engineering, client experience, marketing and corporate personnel. Selling, general and administrative expenses also include marketing and advertising costs, third-party logistics costs, facility costs for our fulfillment centers and offices, professional service fees, information technology costs and depreciation and amortization expense. We expect our selling, general and administrative expenses to increase in absolute dollars and to fluctuate as a percentage of revenue due to the anticipated growth of our business, increased marketing investments and additional costs associated with being a public company. Our classification of selling, general and administrative expenses may vary from other companies in our industry and may not be comparable.

Remeasurement of Preferred Stock Warrant Liability

We estimate the fair value of the preferred stock warrant liability at the end of each reporting period and recognize changes in the fair value through our statement of operations. In connection with our IPO, all warrants were automatically exercised for no consideration, therefore we do not expect to have preferred stock warrant liability in future periods.

Provision for Income Taxes

Our provision for income taxes consists of an estimate of federal and state income taxes based on enacted federal and state tax rates, as adjusted for allowable credits, deductions and the valuation allowance against deferred tax assets, as applicable.

Results of Operations

Comparison of the Three and Six Months Ended January 27, 2018 and January 28, 2017

The following table sets forth our results of operations for the periods indicated (in thousands):

	For the Three Months Ended		%	For the Six Months Ended		%
	January 27, 2018	January 28, 2017	Change	January 27, 2018	January 28, 2017	Change
Revenue, net	$295,906	$237,775	24.4%	$591,469	$473,779	24.8%
Cost of goods sold	168,523	131,053	28.6%	335,071	256,979	30.4%
Gross profit	127,383	106,722	19.4%	256,398	216,800	18.3%
Selling, general and administrative expenses	111,771	105,835	5.6%	231,242	189,385	22.1%
Operating income	15,612	887	1,660.1%	25,156	27,415	(8.2)%
Remeasurement of preferred stock warrant liability	(1,614)	1,146	(240.8)%	(10,685)	2,649	(503.4)%
Other income, net	(18)	(6)	200.0%	(35)	(13)	169.2%
Income (loss) before income taxes	17,244	(253)	(6,915.8)%	35,876	24,779	44.8%
Provision for income taxes	13,603	(486)	(2,899.0)%	18,747	11,303	65.9%
Net income	$3,641	$233	1,462.7%	$17,129	$13,476	27.1%

The following table sets forth the components of our results of operations as a percentage of revenue:

	For the Three Months Ended		For the Six Months Ended
	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017
Revenue, net	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	57.0%	55.1%	56.7%	54.2%
Gross margin	43.0%	44.9%	43.3%	45.8%
Selling, general and administrative expenses	37.8%	44.5%	39.1%	40.0%
Operating income	5.2%	0.4%	4.2%	5.8%
Remeasurement of preferred stock warrant liability	(0.6)%	0.5%	(1.8)%	0.6%
Other income, net	0.0%	0.0%	0.0%	0.0%
Income before income taxes	5.8%	(0.1)%	6.0%	5.2%
Provision for income taxes	4.6%	(0.2)%	3.1%	2.4%
Net income	1.2%	0.1%	2.9%	2.8%

Revenue and Gross Margin

Revenue increased by $58.1 million and $117.7 million, or 24.4% and 24.8% during the three and six months ended January 27, 2018 compared with the same periods last year. The increase in revenue was primarily attributable to a 30.6% increase in active clients from January 28, 2017 to January 27, 2018, which drove increased sales of merchandise.

Gross margin for the three months ended January 27, 2018 decreased by 1.9% compared with the same period last year. The decrease was primarily attributable to investments in inventory and expansion into new categories, as well as an increase in inventory shrink. The gross margin for the six months ended January 27, 2018 decreased by 2.5% compared with the same period last year. The decrease was primarily attributable to higher clearance and inventory shrink as well as an increase in merchandise costs, as we expanded into new categories, and inventory obsolescence reserves.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $5.9 million and $41.9 million for the three and six months ended January 27, 2018, respectively, compared with the same periods in 2017. The increase in both periods was primarily due to an increase in advertising spend of $9.6 million and $22.5 million for the three and six months ended January 27, 2018, respectively, as we expanded our television and online advertising initiatives. The increases were also due to higher compensation and benefits expense as we increased our headcount over the last year, partially offset by $21.3 million in compensation costs incurred in 2017 in connection with certain stock sales by current and former employees.

Remeasurement of Preferred Stock Warrant Liability

The change in the preferred stock warrant liability was due to a change in the underlying fair value of our preferred stock until the conversion of our preferred stock warrants into Class B common stock as part of our IPO.

Provision for Income Taxes

The following table summarizes our effective tax rate from income for the periods presented (in thousands):

	For the Three Months Ended		For the Six Months Ended
	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017
Income before income taxes	$17,244	$(253)	$35,876	$24,779
Provisions for income taxes	13,603	(486)	18,747	11,303
Effective tax rate	78.9%	192.1%	52.3%	45.6%

We are subject to income taxes in the United States. Our effective tax rate for the three and six months ended January 28, 2017 differs from the federal statutory income tax rate primarily due to accounting for the effects of enactment of the Tax Act, certain nondeductible expenses, effect of state taxes, partially offset by the benefit from the non-includible gain on remeasurement of the preferred stock warrant liability.

In the three months ended January 27, 2018, we revised our estimated annual effective rate to reflect a change in the federal statutory rate from 35% to 21%, as a result of the enactment of the Tax Act on December 22, 2017.  The Company has a fiscal year end which subjects us to transitional tax rate rules.  Therefore, a blended U.S. statutory rate of 26.96% was computed for our fiscal year 2018.  Income tax expense for the three and six months ended January 28, 2017 was adjusted to reflect the discrete effects of the Tax Act and resulted in an increase in income tax expense of $4.7 million related to the remeasurement of existing deferred tax balances.  This discrete impact was considered a provisional amount under the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 118.

Our effective tax rate for the three and six months ended January 28, 2017 was based on the historic statutory tax rate of 35%. Our effective tax rate for the three and nine months ended January 28, 2017 differs from the federal statutory income tax rate primarily due to nondeductible loss on remeasurement of the preferred stock warrant liability, effect of state taxes, certain other nondeductible expenses, partially offset by the benefits on certain stock-based compensation deductions.

Liquidity and Capital Resources

Sources of Liquidity

Our principal sources of liquidity since inception have been our cash flows from operations, as well as the net proceeds we received through private sales of equity securities and our IPO. We have had positive and growing cash flows from operations since 2014. As of January 27, 2018, we had raised an aggregate of $169.6 million of equity capital including proceeds from our IPO. We had $266.4 million of cash and $9.1 million of restricted cash as of January 27, 2018.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated and our cash and working capital balances as of the end of the period (in thousands):

	For the Six Months Ended
	January 27, 2018	January 28, 2017
Net cash provided by operating activities	$33,735	$49,532
Net cash used in investing activities	(8,232)	(11,367)
Net cash provided by (used in) financing activities	130,013	(2,635)
Net increase in cash and restricted cash	$155,516	$35,530

Cash provided by operating activities

During the six months ended January 27, 2018, cash provided by operating activities was $33.7 million, which consisted of net income of $17.1 million, adjusted by non-cash charges of $12.0 million and a change of $4.6 million in our net operating assets and liabilities. The non-cash charges were largely driven by $7.0 million increase in our inventory reserve, a $5.5 million increase in deferred tax expense primarily related to a $4.7 million remeasurement of our net deferred tax assets under the Tax Act, $5.1 million of stock-based compensation expense, and $4.9 million of depreciation and amortization, partially offset by $10.7 million related to the remeasurement of the preferred stock warrant liability.  The change in our net operating assets and liabilities was primarily due to an increase of $15.3 million in accounts payable and accrued liabilities related to the increased business activity, and a decrease of $5.1 million in prepaid and other assets due to timing of payments substantially all offset by an increase of $19.5 million in our inventory balance due to increased inventory purchases to support our growth.

During the six months ended January 28, 2017, cash provided by operating activities was $49.5 million, which consisted of net income of $13.5 million, adjusted by non-cash charges of $19.4 million and a change of $16.6 million in our net operating assets and liabilities. The non-cash charges were largely driven by $9.7 million in compensation expense related to certain stock sales by current and former employees, $3.4 million of depreciation and amortization, a $3.2 million increase in our inventory reserve, and $2.6 million related to the remeasurement of the preferred stock warrant liability. The change in our net operating assets and liabilities was primarily due to an increase of $28.5 million in accounts payable and accrued liabilities, an increase of $3.6 million in gift card liability, and an increase of $3.1 million in other liabilities, primarily offset by an increase of $10.5 million in inventory and $9.4 million in prepaid expenses and other assets.

Cash used in investing activities

During the six months ended January 27, 2018 and January 28, 2017, cash used in investing activities was $8.2 million and $11.4 million, respectively, due to the purchase of property and equipment primarily related to the expansion of our fulfillment centers and offices as well as continued investment in our proprietary systems.

Cash (used in) provided by financing activities

During the six months ended January 27, 2018 , cash provided by financing activities was $130.0 million, which was primarily due to the net proceeds from our IPO.

During the six months ended January 28, 2017, cash used in financing activities was $2.6 million, which was primarily related to the repurchase of Class B common stock related to early exercised options.

Contractual Obligations and Other Commitments

On January 29, 2018, subsequent to our quarter-end, we executed an amendment to the lease on our corporate headquarters, which increased the future minimum lease payments on our corporate headquarters to approximately $115.3 million over ten years.

There have been no other material changes to our contractual obligations and other commitments as disclosed in the Final Prospectus.

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

There have been no material changes to our critical accounting policies as compared to the critical accounting policies and significant judgments and estimates as compared to the critical accounting policies and significant judgments and estimates disclosed in the Final Prospectus. For additional information, please refer to Note 2 of our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

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

Based on the evaluation of our disclosure controls and procedures as of January 27, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of a material weakness in our internal control over financial reporting as previously disclosed in our Final Prospectus, our disclosure controls and procedures were not effective as of January 27, 2018.

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

Notwithstanding the material weakness, our management has concluded that the financial statements included elsewhere in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.

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

Changes in Internal Control

Other than the changes intended to remediate the material weakness noted above, there were no changes in our internal control over financial reporting during the quarter ended January 27, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Investing in our common stock involves a high degree of risk. You should consider and read carefully all of the risks and uncertainties described below, as well as other information included in this Quarterly Report on Form 10-Q, and in our other public filings. The risks described below are not the only ones facing us. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition or results of operations. In such case, the trading price of our common stock could decline, and you may lose all or part of your original investment. This Quarterly Report on Form 10-Q also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below. The risks relating to our business set forth in our Final Prospectus, are set forth below and are unchanged substantively as of January 27, 2018, except for those risks designated by an asterisk (*).

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

Our success depends on our ability to attract new clients in a cost-effective manner. To expand our client base, we must appeal to and acquire clients who have historically used other means to purchase apparel, shoes and accessories, such as traditional brick-and-mortar apparel retailers or the websites of our competitors. We reach new clients through paid marketing, referral programs, organic word of mouth and other methods of discovery, such as mentions in the press or internet search engine results. Starting in calendar year 2017, we began to increase our paid marketing expenses by investing more in digital marketing and launching our first television advertising campaigns. We expect to increase our spending on these and other paid marketing channels in the future and cannot be certain that these efforts will yield more clients or be cost-effective. Moreover, new clients may not purchase from us as frequently or spend as much with us as existing clients, and the revenue generated from new clients may not be as high as the revenue generated from our existing clients. These factors may harm our growth prospects and our business could be adversely affected.

We expect to increase our paid marketing to help grow our business, but these efforts may not be successful or cost-effective.

Promoting awareness of our service is important to our ability to grow our business, drive client engagement and to attract new clients. We believe that much of the growth in our client base during our first five years was originated from referrals, organic word of mouth and other methods of discovery, as our marketing efforts and expenditures were relatively limited. More recently, we increased our paid marketing initiatives and intend to continue to do so. Our marketing efforts currently include client referrals, affiliate programs, partnerships, display advertising, television, print, radio, video, content, direct mail, social media, email, mobile “push” communications, search engine optimization and keyword search campaigns. We have limited experience marketing our services using some of these methods. Our marketing initiatives may become increasingly expensive and generating a meaningful return on those initiatives may be difficult. Even if we successfully increase revenue as a result of our paid marketing efforts, it may not offset the additional marketing expenses we incur.

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

The largest portion of our revenue today comes from the sale of Women’s apparel. From 2015 to 2017, we expanded our merchandise offering into categories including Petite, Maternity, Men’s and Plus, began offering different product types including shoes and accessories and expanded the number of brands we offer. In 2018, we also launched our Premium Brand and Extras offerings. We continue to explore additional offerings to serve our existing clients and to attract new clients. However, any new offerings may not have the same success, or gain traction as quickly, as our current offerings. If the merchandise we offer is not accepted by our clients or does not attract new clients, our sales may fall short of expectations, our brand and reputation could be adversely affected and we may incur expenses that are not offset by sales. If the launch of a new category requires investments greater than we expect, our operating results could be adversely affected. Also, our business may be adversely affected if we are unable to attract brands and other merchandise vendors that produce sufficient high quality, appropriately priced and on-trend merchandise. Our current merchandise offerings have a range of margin profiles and we believe new offerings will also have a broad range of margin profiles that will affect our operating results.

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

We may not be able to sustain our revenue growth rate and we may not be profitable in the future.*

Our recent revenue growth and past profitability should not be considered indicative of our future performance. Our rate of revenue growth has slowed in recent periods. Specifically, our revenue increased by 24.4% and 24.8% for the three and six months ended January 27, 2018 compared to the three and six months ended January 28, 2017 which was significantly lower than our 35.3% and 42.8% revenue growth for the three and six months ended January 28, 2017 compared to the three and six months ended January 30, 2016. As we grow our business, we expect our revenue growth rates may continue to slow in future periods due to a number of reasons, which may include slowing demand for our merchandise and service, increasing competition, a decrease in the growth rate of our overall market, and our failure to capitalize on growth opportunities, as well as the maturation of our business.

Moreover, our expenses have increased in recent periods, and we expect expenses to increase substantially in the near term, particularly as we make significant investments in our marketing initiatives, expand our operations and infrastructure, develop and introduce new merchandise offerings and hire additional personnel. We may not always pursue short-term profits but are often focused on long-term growth, which may adversely impact our financial results. In addition, in connection with operating as a public company, we are incurring additional significant legal, accounting and other expenses that we did not incur as a private company. If our revenue does not increase to offset increases in our operating expenses, we may not be profitable in future periods.

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

More than 3,500 of our employees are stylists, who work remotely and on a part-time basis for us and are paid hourly. They track and report the time they spend working for us. These employees are classified as nonexempt under federal and state law. If we fail to effectively manage our stylists, including by ensuring accurate tracking and reporting of their hours worked and proper processing of their hourly wages, then we may face claims alleging violations of wage and hour employment laws, including, without limitation, claims of back wages, unpaid overtime pay and missed meal and rest periods. Any such employee litigation could be attempted on a class or representative basis. Such litigation can be expensive and time-consuming regardless of whether the claims against us are valid or whether we are ultimately determined to be liable, and could divert management’s attention from our business. We could also be adversely affected by negative publicity, litigation costs resulting from the defense of these claims and the diversion of time and resources from our operations.

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

In connection with the audit of our 2017 consolidated financial statements, we identified control deficiencies in the design and operation of our internal control over financial reporting that constituted a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

The material weakness identified in our internal control over financial reporting in 2017 primarily related to our accounting and proprietary systems used in our financial reporting process not having the proper level of controls. Specifically, our systems lacked controls over access, program change management and computer operations that are needed to ensure access to financial data is adequately restricted to appropriate personnel. As a result of this material weakness, we have initiated and will continue to implement remediation measures including, but not limited to, engaging external consultants to conduct a review of processes that involve financial data within our accounting and proprietary systems. This review, which is ongoing, includes the identification of potential risks, documentation of processes and recommendations for improvements.

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

We currently source nearly all of the merchandise we offer from third-party vendors, and as a result we may be subject to price fluctuations or demand disruptions. Our operating results would be negatively impacted by increases in the prices of our merchandise, and we have no guarantees that prices will not rise. In addition, as we expand into new categories and product types, we expect that we may not have strong purchasing power in these news areas, which could lead to higher prices than we have historically seen in our current categories. We may not be able to pass increased prices on to clients, which could adversely affect our operating results. Moreover, in the event of a significant disruption in the supply of the fabrics or raw materials used in the manufacture of the merchandise we offer, the vendors that we work with might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price. For example, natural disasters have in the past increased raw material costs, impacting pricing with certain of our vendors, and caused shipping delays for certain of our merchandise. Any delays, interruption, damage to or increased costs in the manufacture of the merchandise we offer could result in higher prices to acquire the merchandise or non-delivery of merchandise altogether, and could adversely affect our operating results.

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

We purchase our merchandise from numerous domestic and international vendors. Our standard vendor terms and conditions require vendors to comply with applicable laws. We have hired independent firms that conduct social audits of the working conditions at the factories producing our Exclusive Brands. If an audit reveals potential problems, we require that the vendor institute corrective action plans to bring the factory into compliance with our standards, or we may discontinue our relationship with the vendor. Failure of our vendors to comply with applicable laws and regulations and contractual requirements could lead to litigation against us, resulting in increased legal expenses and costs. In addition, the failure of any such vendors to provide safe and humane factory conditions and oversight at their facilities could damage our reputation with clients or result in legal claims against us.

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

Changes in U.S. tax laws could impact our business

The Tax Cuts and Jobs Act or the “Tax Act” was enacted on December 22, 2017 and contains many significant changes to U.S. Federal tax laws. The Tax Act requires complex computations that were not previously provided for under U.S. tax law.  The Company has provided for an estimated effect of the Tax Act in its financial statements.  The Tax Act requires significant judgments to be made in interpretation of the law and significant estimates in the calculation of the provision for income taxes.  However, additional guidance may be issued by the IRS, Department of the Treasury, or other governing body that may significantly differ from the Company’s interpretation of the law, which may result in a material adverse effect on our business, cash flow, results of operations or financial conditions. As we complete our analysis of the 2017 Tax Act, we may make adjustments to provisional amounts that we have recorded that may materially impact our provision for income taxes in the period in which the adjustments are made.

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

Future sales of shares by existing stockholders could cause our stock price to decline.*

If our existing stockholders, including employees and service providers who obtain equity, sell or indicate an intention to sell, substantial amounts of our Class A common stock in the public market after the lock-up and other legal restrictions on resale lapse, the trading price of our Class A common stock could decline. As of March 9, 2018, we had outstanding a total of 17,256,799 shares of Class A common stock and 79,931,282 shares of Class B common stock. Each of our directors, executive officers and other holders of substantially all our outstanding shares have entered into lock-up agreements with the underwriters that restrict their ability to sell or transfer their shares for a period of 180 days after November 16, 2017; provided that such restricted period will end with respect to 35% of the shares subject to each lock-up agreement if at any time beginning 90 days after November 16, 2017 (i) we have filed at least one quarterly report on Form 10-Q or annual report on Form 10-K and (ii) the last reported closing price of our Class A common stock is at least 25% greater than the initial public offering price of our Class A common stock for 10 out of any 15 consecutive trading days, including the last day, ending on or after the 90th day after November 16, 2017 (the “Early Release Conditions”); provided, further that if such restricted period ends during a trading black-out period, the restricted period will end one business day following the date that we announce our earnings results for the previous quarter. On February 14, 2018, the Early Release Conditions were satisfied and, in accordance with the lock-up agreements, the restricted period for the eligible 35% of the shares subject to each lock-up agreement will end and up to approximately 37.7 million shares of Class A common stock and Class B common stock will become eligible for immediate sale in the public market at the open of trading on March 14, 2018 (subject to trading limitations on shares held by affiliates of the Company and subject to continued vesting of any unvested equity awards as of such date). In addition, Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC may, in their sole discretion, waive the contractual lock-up restrictions with respect to the remaining shares before the lock-up agreements expire. After the lock-up agreements expire, all 97,188,081 shares outstanding as of March 9, 2018 will be eligible for sale in the public market, of which 62,907,703 shares are held by directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144 of the Securities Act of 1933, as amended, or the Securities Act, and various vesting agreements. Sales of a substantial number of such shares upon expiration of the lock-up and market stand-off agreements, the perception that such sales may occur or early release of these agreements, could cause our market price to fall or make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate.

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

(a) Recent Sales of Unregistered Securities

The following sets forth information regarding all unregistered securities sold from July 30, 2017 through January 27, 2018:

(1) From October 29, 2017 through January 27, 2018, we granted to our directors, employees, consultants and other service providers options to purchase 1,166,869 shares of our Class A common stock with a per share exercise price ranging from $15.00 to $23.34 and granted 426,056 restricted stock units under our 2017 Plan.

(2) From October 29, 2017 through January 27, 2018, we issued to our directors, employees, consultants and other service providers an aggregate of 280,138 shares of our Class B common stock at per share purchase prices ranging from $0.064 to $16.98 pursuant to exercises of options granted under our 2011 Plan.

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

(b) Use of Proceeds from Registered Securities

On November 16, 2017, our registration statement on Form S-1 (File No. 333-221014) relating to our IPO of Class A common stock became effective. We received net proceeds from the IPO of $127.1 million, after deducting the underwriting discount and offering-related expenses. There has been no material change in the planned use of proceeds from the IPO from that described in the Final Prospectus.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Document	Incorporation By Reference
		Form	Sec File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Stitch Fix, Inc.	8-K	001-38291	3.1	11/21/2017

3.2	Amended and Restated Bylaws of Stitch Fix, Inc.	8-K	001-38291	3.2	11/21/2017

4.1	Form of Class A Common Stock Certificate	S-1/A	333-221014	4.1	11/6/2017

4.2	Form of Class B Common Stock Certificate	S-8	333-221650	4.6	11/17/2017

10.1	First Amendment to Original Office Lease, executed February 22, 2016, between Stitch Fix, Inc. and Post-Montgomery Associates					X

10.2	Second Amendment to Original Office Lease, executed September 6, 2017, between Stitch Fix, Inc. and Post-Montgomery Associates					X

10.3	Third Amendment to Original Office Lease, executed January 29, 2018, between the Company and Post-Montgomery Associates	8-K	001-38291	10.1	2/2/2018

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document

Exhibit Number	Description of Document	Incorporation By Reference
		Form	Sec File No.	Exhibit	Filing Date	Filed Herewith

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Stitch Fix, Inc.

Date: 13 March, 2018	By:	/s/ Katrina Lake
Katrina Lake
Founder, Chief Executive Officer and Director
(Principal Executive Officer)

Stitch Fix, Inc.

Date: 13 March, 2018	By:	/s/ Paul Yee
Paul Yee
Chief Financial Officer
(Principal Financial and Accounting Officer)