Form 10-Q
period 2018-04-28
Stitch Fix, Inc.
filed 2018-06-08
CIK 1576942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 28, 2018

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

As of June 5, 2018 the number of outstanding shares of the registrant’s Class A common stock, par value $0.00002 per share, was 27,725,150, and the number of outstanding shares of the registrant’s Class B common stock, par value $0.00002 per share, was 70,142,861.

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

Stitch Fix, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	April 28, 2018	July 29, 2017
Assets
Current assets:
Cash	$287,257	$110,608
Restricted cash	—	250
Inventory, net	82,222	67,592
Prepaid expenses and other current assets	17,244	19,312
Total current assets	386,723	197,762
Property and equipment, net	32,374	26,733
Deferred tax assets	14,216	19,991
Restricted cash, net of current portion	12,850	9,100
Other long-term assets	3,707	3,619
Total assets	$449,870	$257,205
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$74,286	$44,238
Accrued liabilities	48,171	46,363
Preferred stock warrant liability	—	26,679
Gift card liability	6,685	5,190
Deferred revenue	10,268	7,150
Other current liabilities	4,278	4,298
Total current liabilities	143,688	133,918
Deferred rent, net of current portion	11,664	11,781
Other long-term liabilities	7,777	7,423
Total liabilities	163,129	153,122
Commitments and contingencies (Note 6)
Convertible preferred stock, $0.00002 par value – zero and 60,577,280 shares authorized as of April 28, 2018 and July 29, 2017, respectively; zero and 59,511,055 shares issued and outstanding as of April 28, 2018 and July 29, 2017, respectively; aggregate liquidation preference of $42,389 as of July 29, 2017	—	42,222
Stockholders’ equity:
Preferred stock, $0.00002 par value – 20,000,000 and zero shares authorized as of April 28, 2018 and July 29, 2017, respectively; zero shares issued and outstanding as of April 28, 2018 and July 29, 2017	—	—
Class A common stock, $0.00002 par value – 2,000,000,000 and zero shares authorized as of April 28, 2018 and July 29, 2017, respectively; 19,184,279 and zero shares issued and outstanding as of April 28, 2018 and July 29, 2017, respectively	—	—
Class B common stock, $0.00002 par value – 100,000,000 shares authorized as of April 28, 2018 and July 29, 2017; 78,484,336 and 26,834,535 shares issued and outstanding as of April 28, 2018 and July 29, 2017, respectively (1)	2	1
Additional paid-in capital	225,265	27,002
Retained earnings	61,474	34,858
Total stockholders’ equity	286,741	61,861
Total liabilities, convertible preferred stock and stockholders’ equity	$449,870	$257,205
(1) Shares authorized, issued and outstanding as of July 29, 2017 includes common stock prior to our initial public offering. Please see Note 1 for additional details.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stitch Fix, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

(In thousands, except share and per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	April 28, 2018	April 29, 2017	April 28, 2018	April 29, 2017
Revenue, net	$316,741	$245,075	$908,210	$718,854
Cost of goods sold	178,535	139,692	513,606	396,671
Gross profit	138,206	105,383	394,604	322,183
Selling, general and administrative expenses	128,454	101,368	359,696	290,753
Operating income	9,752	4,015	34,908	31,430
Remeasurement of preferred stock warrant liability	—	12,858	(10,685)	15,507
Other income, net	(209)	(12)	(244)	(25)
Income (loss) before income taxes	9,961	(8,831)	45,837	15,948
Provision for income taxes	474	732	19,221	12,035
Net income (loss) and comprehensive income (loss)	$9,487	$(9,563)	$26,616	$3,913
Earnings (loss) per share attributable to common stockholders:
Basic	$0.10	$(0.38)	$0.28	$0.02
Diluted	$0.09	$(0.38)	$0.15	$0.02
Weighted-average shares used to compute earnings per share attributable to common stockholders:
Basic	97,055,573	25,094,602	68,596,978	24,729,238
Diluted	101,847,521	25,094,602	74,281,211	28,988,334

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stitch Fix, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Retained	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance as of July 29, 2017	59,511,055	$42,222	26,834,535	$1	$27,002	$34,858	$61,861
Issuance of Class A common stock upon initial public offering, net of offering costs	—	—	9,175,557	—	127,033	—	127,033
Issuance of Class B common stock upon conversion of convertible preferred stock	(59,511,055)	(42,222)	59,511,055	1	42,221	—	42,222
Reclassification of warrant liability to additional paid-in capital upon the initial public offering	—	—	1,066,225	—	15,994	—	15,994
Issuance of Class B common stock upon exercise of stock options	—	—	1,075,740	—	2,074	—	2,074
Issuance of Class A restricted stock units, net of tax withholdings			24,982		(402)		(402)
Repurchase of Class B common stock related to early exercised options	—	—	(19,479)	—	—	—	—
Vesting of early exercised options	—	—	—	—	546	—	546
Stock-based compensation	—	—	—	—	10,797	—	10,797
Net income	—	—	—	—	—	26,616	26,616
Balance as of April 28, 2018	—	$—	97,668,615	$2	$225,265	$61,474	$286,741

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stitch Fix, Inc.

Condensed Consolidated Statements of Cash Flow

(Unaudited)

(In thousands)

	For the Nine Months Ended
	April 28, 2018	April 29, 2017
Cash Flows from Operating Activities
Net income	$26,616	$3,913
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	5,775	(2,729)
Remeasurement of preferred stock warrant liability	(10,685)	15,507
Inventory reserves	3,928	5,016
Compensation expense related to certain stock sales by current and former employees	—	9,699
Stock-based compensation expense	10,277	2,147
Depreciation and amortization	7,538	5,420
Loss on disposal of property and equipment	146	—
Change in operating assets and liabilities:
Inventory	(18,558)	(21,202)
Prepaid expenses and other assets	(407)	(17,123)
Accounts payable	29,594	(8,041)
Accrued liabilities	1,857	34,169
Deferred revenue	3,118	3,515
Gift card liability	1,495	1,877
Other liabilities	802	3,821
Net cash provided by operating activities	61,496	35,989
Cash Flows from Investing Activities
Purchase of property and equipment	(12,026)	(13,806)
Net cash used in investing activities	(12,026)	(13,806)
Cash Flows from Financing Activities
Proceeds from initial public offering, net of underwriting discounts paid	129,046	—
Proceeds from the exercise of stock options	1,672	1,272
Repurchase of Class B common stock related to early exercised options	(39)	(3,557)
Net cash provided by (used in) financing activities	130,679	(2,285)
Net increase in cash and restricted cash	180,149	19,898
Cash and restricted cash at beginning of period	119,958	101,492
Cash and restricted cash at end of period	$300,107	$121,390
Components of cash and restricted cash
Cash	$287,257	$112,040
Restricted cash – current portion	—	250
Restricted cash – long-term portion	12,850	9,100
Total cash and restricted cash	$300,107	$121,390
Supplemental Disclosure
Cash paid for income taxes	$9,583	$27,939
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$891	$228
Capitalized stock-based compensation	$520	$77
Vesting of early exercised options	$546	$709
Conversion of preferred stock upon initial public offering	$42,222	$—
Reclassification of preferred stock warrant liability upon initial public offering	$15,994	$—
Deferred offering costs paid in prior year	$1,879	$—

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

Our fiscal year is a 52-week or 53-week period ending on the Saturday closest to July 31. The fiscal years ended July 29, 2017 (“2017”) and July 28, 2018 (“2018”) each consists of 52 weeks.

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

Restricted Cash

Restricted cash represents cash balances held in segregated accounts collateralizing letters of credit for our leased properties as of April 28, 2018 and July 29, 2017.

Deferred Offering Costs

Deferred offering costs, which consist of direct incremental legal, consulting, banking and accounting fees relating to the IPO were capitalized and offset against proceeds upon the consummation of the IPO, which became effective on November 16, 2017 (See Note 1).

Concentration of Credit Risks

The majority of our cash is held by three financial institutions within the United States. Our cash balances held by these institutions may exceed federally insured limits. The associated risk of concentration for cash is mitigated by banking with credit-worthy institutions. No client accounted for greater than 10% of total revenue, net for the three and nine months ended April 28, 2018 and April 29, 2017.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), or “ASU 2014-09”, which amended the existing FASB Accounting Standards Codification. ASU 2014-09 establishes a principle for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services and also provides guidance on the recognition of costs related to obtaining and fulfilling customer contracts. The new guidance may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption (“modified retrospective method”). We plan to apply the modified retrospective method upon adoption in our first quarter of fiscal 2019. We do not anticipate the impact to be material to our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), or “ASU 2016-02”, which requires lessees to record most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. We expect to adopt this standard in our first quarter of fiscal 2020. We are currently evaluating the impact that this standard will have on our consolidated financial statements but we expect that it will result in a substantial increase in our long-term assets and liabilities.

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

Our financial instruments consist of cash, accounts payable, accrued liabilities and the preferred stock warrant liability. At April 28, 2018 and July 29, 2017, the carrying values of cash, accounts payable and accrued liabilities approximated fair value due to their short-term maturities. In November 2017, in connection with our IPO, all outstanding preferred stock warrants were automatically exercised into Class B common stock. As a result, we remeasured and reclassified the preferred stock warrant liability to additional paid-in capital upon the closing of the IPO. As of April 28, 2018, the Company did not have any financial instruments measured at fair value.

The following table sets forth our financial instruments that were measured at fair value on a recurring basis based on the fair value hierarchy as of July 29, 2017 (in thousands):

	July 29, 2017
	Level 1	Level 2	Level 3	Total
Financial Liabilities:
Preferred stock warrant liability	$—	$—	$26,679	$26,679
Total	$—	$—	$26,679	$26,679

There were no transfers of financial assets or liabilities into or out of Level 1, Level 2 or Level 3 for the three and nine months ended April 28, 2018 and April 29, 2017. The key assumptions used in the Black-Scholes option-pricing model for the valuation of the preferred stock warrant liability upon remeasurement were as follows as of July 29, 2017:

July 29, 2017
Expected term (in years)	2.0
Fair value of underlying shares	$25.09
Volatility	43.8%
Risk free interest rate	1.3%
Dividend yield	—%

The following table sets forth a summary of the changes in the fair value of the preferred stock warrant liability (in thousands):

For the Nine Months Ended April 28, 2018
Balance at July 29, 2017	$26,679
Change in fair value	(10,685)
Reclassification of warrant liability to additional paid-in capital upon the initial public offering	(15,994)
Ending Balance at April 28, 2018	$—

4.	Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	April 28, 2018	July 29, 2017
Inventory purchases	$15,095	$11,186
Advertising	7,103	9,995
Sales taxes	7,319	3,702
Compensation and related benefits	5,142	9,632
Shipping and freight	4,259	3,390
Other	9,253	8,458
Total accrued liabilities	$48,171	$46,363

5.	Preferred Stock Warrant Liability

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

Commitments

On January 29, 2018, we executed an amendment to the lease on our corporate headquarters in San Francisco, California (the “Third Office Lease Amendment”). Beginning June 1, 2018, the Third Office Lease Amendment adds two additional floors of office space, provides for a ten-year lease term for the additional space and extends our existing lease by four and a half years to be coterminous with the term of the additional space. As a result of the Third Office Lease Amendment, the future minimum lease payments for our corporate headquarters increased from approximately $43.8 million to approximately $115.3 million over ten years. Our restricted cash balance increased by $3.7 million, representing an increase in collateral for letters of credit on our leased properties.

Effective February 23, 2018, we executed an amendment to the third-party logistics arrangement for our warehouse facility in Indiana (the “Warehouse Logistics Amendment”). The Warehouse Logistics Amendment increases our existing square foot allocation at this location by approximately 50,000 square feet and requires the provider to allocate total storage space of at least 400,000 square feet. The Warehouse Logistics Amendment extends the existing agreement by approximately two years, but can be terminated for convenience by the Company upon six months’ notice. Effective with the Warehouse Logistics Amendment, the arrangement will be accounted for as an operating lease with future minimum lease payments of $1.0 million.

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

There have been no other material changes to our commitments and contingencies as disclosed in the Final Prospectus.

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

The 2011 Plan allowed for the grant of incentive stock options or nonqualified stock options as well as restricted stock units, restricted stock and stock appreciation rights. As of April 28, 2018, we had only granted incentive and nonqualified stock options under the 2011 Plan. Employee stock options generally vest 25% on the first anniversary of the grant date with the remaining vesting ratably over the next three years. Options generally expire after 10 years. Effective upon our IPO, the 2011 Equity Incentive Plan was replaced by the 2017 Incentive Plan.

2017 Incentive Plan

In November 2017, our board of directors and stockholders adopted our 2017 Incentive Plan (the “2017 Plan”). The remaining shares available for issuance under the 2011 Plan became reserved for issuance under the 2017 Plan. Our 2017 Plan provides for the grant of Class A incentive stock options to employees, including employees of any parent or subsidiary, and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards and other forms of stock awards to employees, directors and consultants, including employees and consultants of our subsidiaries. The number of shares authorized for issuance under the 2017 Plan was 28,423,374 as of April 28, 2018, of which 4,497,229 were available for grant.

Stock option activity under the 2011 and 2017 Plans is as follows:

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
				(In thousands)
Balance – July 29, 2017	10,218,912	$7.12	8.53	$166,670
Granted	1,850,823	$20.81
Exercised	(1,075,740)	$1.93
Cancelled	(954,844)	$6.08
Balance – April 28, 2018	10,039,151	$10.30	8.23	$115,019

The aggregate intrinsic value is the difference between the current fair value of the underlying common stock and the exercise price for in-the-money stock options.

The following table summarizes the restricted stock unit (RSU) award activity under the 2017 Incentive Plan:

	Class A Common Stock	Weighted- Average Grant Date Fair Value
Unvested at July 29, 2017	$—	$—
Granted	1,946,192	$19.86
Vested	(24,982)	$19.38
Forfeited	(96,497)	$14.04
Unvested at April 28, 2018	$1,824,713	$19.99

Stock-Based Compensation Expense

Stock-based compensation expense for employees was $5.2 million and $10.3 million for the three and nine months ended April 28, 2018, respectively and $0.8 million and $2.1 million for the three and nine months ended April 29, 2017, respectively. Stock-based compensation expense is included in selling, general and administrative expenses in our condensed consolidated statements of operations.

The weighted-average grant date fair value of options granted during the nine months ended April 28, 2018 was $7.85 per share. The weighted-average grant date fair value of options granted during the nine months ended April 29, 2017 was $4.45 per share. As of April 28, 2018, the total unrecognized compensation expense related to unvested options and RSU’s, net of estimated forfeitures, was $85.2 million which we expect to recognize over an estimated weighted average period of 3.30 years.

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

	For the Three Months Ended		For the Nine Months Ended
	April 28, 2018	April 29, 2017	April 28, 2018	April 29, 2017
Expected term (in years)	5.4 - 6.1	5.7 - 6.4	5.4 - 6.6	5.4 - 6.5
Volatility	41.6 - 42.0%	45.3 - 45.4%	41.4 - 43.5%	43.9 - 46.0%
Risk free interest rate	2.6 -2.9%	2.2 - 2.3%	1.9 - 2.9%	1.3 -2.3%
Dividend yield	—%	—%	—%	—%

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

Since an IPO is not deemed probable until such event occurs, no compensation cost related to the performance condition was recognized prior to the consummation of our IPO in November 2017. Subsequently, we recorded stock-based compensation expense of $0.5 million related to periods prior to the IPO.

8.Income Taxes

The following table summarizes our effective tax rate from income for the periods presented (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	April 28, 2018	April 29, 2017	April 28, 2018	April 29, 2017
Income (loss) before income taxes	$9,961	$(8,831)	$45,837	$15,948
Provisions for income taxes	474	732	19,221	12,035
Effective tax rate	4.8%	(8.3)%	41.9%	75.5%

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (“Tax Act”), which significantly changed U.S. tax law. The Tax Act contains several key tax provisions including the reduction of the corporate income tax rate from 35% to 21%, as well as a variety of other changes including the acceleration of expensing of certain business assets and reductions in the amount of executive pay that could qualify as a tax deduction.  The federal statutory tax rate reduction is effective January 1, 2018. The Company has a fiscal year end which subjects us to transitional tax rate rules.  In the nine months ended April 28, 2018, we revised our estimated annual effective rate and applied a blended U.S. statutory rate of 26.96% due to the tax rate reduction.  Additionally, income tax expense for the nine months ended April 28, 2018 was adjusted to reflect the discrete effects of the Tax Act and resulted in an increase in income tax expense of $4.7 million related to the remeasurement of existing deferred tax balances.  This discrete impact was considered a provisional amount under the SEC’s Staff Accounting Bulletin No. 118 and has not changed since we initially recorded the impact of the enactment of the Tax Act in the period ended January 27, 2018.

The Company remeasured the deferred tax balances based on the tax rates at which they are expected to reverse in the future. The Company will continue to refine provisional balances and adjustments may be made under SAB 118 during the measurement period as a result of future changes in interpretation, information available, assumptions made by the Company and/or issuance of additional guidance. Changes to provisional balances during the three months ended April 28, 2018 were not significant.

We continue to monitor the progress of ongoing discussions with tax authorities and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions.

9.	Earnings (Loss) Per Share Attributable to Common Stockholders

Basic and diluted net income (loss) per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. We consider convertible preferred stock and early exercised share options to be participating securities. In connection with the IPO, we established two classes of authorized common stock: Class A common stock and Class B common stock. As a result, all then-outstanding shares of common stock were converted into shares of Class B common stock upon effectiveness of the IPO. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting, conversion and transfer rights. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock is convertible at any time at the option of the stockholder into one share of Class A common stock.

Undistributed earnings allocated to participating securities are subtracted from net income (loss) in determining net income (loss) attributable to common stockholders. Basic net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period. All participating securities are excluded from basic weighted-average common shares outstanding.

For the calculation of diluted earnings per share (“EPS”), net income (loss) attributable to common stockholders for basic EPS is adjusted by the effect of dilutive securities. Diluted net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding, including all potentially dilutive common shares. The undistributed earnings are allocated based on the contractual participation rights of the Class A and Class B common shares as if the earnings for the year have been distributed. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis. The computation of the diluted net income (loss) per share of Class A common stock assumes the conversion of Class B common stock, while diluted net income (loss) per share of Class B common stock does not assume the conversion of Class A common stock as Class A common stock is not convertible into Class B common stock.

A reconciliation of the numerator and denominator used in the calculation of the basic and diluted EPS attributable to common stockholders is as follows (in thousands except share and per share amounts):

	For the Three Months Ended			For the Nine Months Ended
	April 28, 2018		April 29, 2017	April 28, 2018		April 29, 2017
	Class A	Class B	Class B	Class A	Class B	Class B
Numerator:
Net income (loss)	$1,496	$7,991	$(9,563)	$2,895	$23,721	$3,913
Less: noncumulative dividends to preferred stockholders	—	—	—	(83)	(685)	(1,905)
Less: undistributed earnings to participating securities	(5)	(24)	—	(738)	(6,045)	(1,428)
Net income (loss) attributable to common stockholders - basic	1,491	7,967	(9,563)	2,074	16,991	580
Less: change in fair value of preferred stock warrant liability (net of tax)	—	—	—	(10,685)	(10,685)	—
Add: adjustments to undistributed earnings to participating securities	1	1	—	3,033	2,703	68
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	7,967	—	—	16,991	—	—
Reallocation of undistributed earnings to Class B shares	—	62	—	—	1,258	—
Net income (loss) attributable to common stockholders - diluted	$9,459	$8,030	$(9,563)	$11,413	$10,267	$648

Denominator:
Weighted-average shares of common stock - basic	15,304,926	81,750,647	25,094,602	7,460,177	61,136,801	24,729,238
Conversion of Class B to Class A common shares outstanding	81,750,647	—	—	61,136,801	—	—
Effect of dilutive stock options and restricted stock units	4,791,948	4,712,239	—	5,258,943	5,258,943	4,259,096
Effect of potentially dilutive preferred stock warrants	—	—	—	425,290	425,290	—
Weighted-average shares of common stock - diluted	101,847,521	86,462,886	25,094,602	74,281,211	66,821,034	28,988,334
Earnings (loss) per share attributable to common stockholders:
Basic	$0.10	$0.10	$(0.38)	$0.28	$0.28	$0.02
Diluted	$0.09	$0.09	$(0.38)	$0.15	$0.15	$0.02

The following common stock equivalents were excluded from the computation of diluted earnings (loss) per share for the periods presented because including them would have been antidilutive:

	For the Three Months Ended		For the Nine Months Ended
	April 28, 2018	April 29, 2017	April 28, 2018	April 29, 2017
Convertible preferred stock	—	59,511,055	—	59,511,055
Preferred stock warrants	—	1,066,225	—	1,066,225
Restricted stock units	1,055,524	—	1,946,192	—
Stock options to purchase Class A common stock	558,372		982,958
Stock options to purchase Class B common stock	3,951,636	282,145	4,266,341	660,749
Total	5,565,532	60,859,425	7,195,491	61,238,029

10.	Subsequent Events

On June 4, 2018, we executed a further amendment to the lease on our corporate headquarters in San Francisco (the “Fourth Office Lease Amendment”). The Fourth Office Lease Amendment replaces one of the floors covered by the Third Office Lease Amendment with a different floor and changes the initial occupancy date from June 1, 2018, to July 16, 2018. The Fourth Office Lease Amendment did not materially change any other terms of the lease on our corporate headquarters, as previously amended.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes thereto included in Part I, Item 1 of this report and with our audited financial statements and related notes thereto for the year ended July 29, 2017, included in the final prospectus for our initial public offering (the “IPO”), dated as of November 16, 2017, and filed with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b)(4) on November 17, 2017 (File No. 333-221014) (the “Final Prospectus”). We use a 52 or 53 week fiscal year, with our fiscal year ending on the Saturday that is closest to July 31 of that year. Each fiscal year generally consists of four 13-week fiscal quarters, with each fiscal quarter ending on the Saturday that is closest to the last day of the last month of the quarter. Each of the fiscal years ended July 29, 2017 and July 28, 2018 includes 52 weeks of operations. Throughout this Quarterly Report on Form 10-Q (this “Quarterly Report”), all references to quarters and years are to our fiscal quarters and fiscal years unless otherwise noted.

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this Quarterly Report, including without limitation, statements in the following discussion and analysis of our financial condition and results of operations regarding our projected financial position and results, business strategy, plans and objectives of our management for future operations are forward-looking statements. In some cases, forward-looking statements are identified by words such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” or the negative of these terms or similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements are subject to certain known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from any future results, performances or achievements anticipated, expressed or implied by the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this Quarterly Report in Part II, Item 1A — “Risk Factors,” and elsewhere in this Quarterly Report. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this Quarterly Report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

Overview

Stitch Fix is transforming the way people find what they love, one client at a time and one Fix at a time.

We are reinventing the shopping experience by delivering one-to-one personalization to our clients through the combination of data science and human judgment. This combination drives a better client experience and a more powerful business model than either element could deliver independently. Our stylists hand select items from a broad selection of merchandise. Stylists pair their own judgment with our analysis of client and merchandise data to provide a personalized shipment of apparel, shoes and accessories suited to each client’s needs. We call each of these unique shipments a Fix. Our clients may choose to schedule automatic shipments that arrive every two to three weeks or on a monthly, bi-monthly or quarterly cadence, or schedule a Fix on demand. Clients can increase or decrease their desired Fix frequency at any time, and can select the exact date by which they want to receive a Fix. After receiving a Fix, our clients purchase the items they want to keep and return the other items. Historically, we charged clients a $20 styling fee that is credited towards the merchandise purchased. If the client chooses to keep all items in a Fix, she receives a 25% discount on her entire purchase.

In December 2017, we launched Style Pass to provide our clients with an alternative to paying a $20 styling fee per Fix.  With Style Pass, clients pay a $49 annual fee for unlimited styling that is credited towards merchandise purchases.  In February 2018, we launched Extras, a new feature that allows clients to select items such as socks, bras, underwear and other intimates that are then added to the five items their stylist selects for their Fix. In addition, in June 2018, we announced the launch of Stitch Fix Kids in time for back-to-school season.

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

We maintain a broad range of product offerings to serve our clients. We offer both merchandise sourced from brand partners and our own Exclusive Brands. We use our data to inform the merchandise we buy and develop to best suit our clients.

We reach clients through a combination of word of mouth, referrals, advertising and other marketing efforts. We invest in marketing with the goal of attracting new clients, improving engagement with current clients and expanding our client closet share over time. As we continue to expand our marketing efforts, we plan to remain disciplined in measuring the return on advertising spend.

We believe our success in serving clients has resulted in our rapid and profitable growth. We have achieved positive cash flows from operations on an annual basis since 2014, while continuing to make meaningful investments to drive growth. For the three and nine months ended April 28, 2018 we reported $316.7 million and $908.2 million in net revenue, respectively, representing year-over-year growth of 29.2% and 26.3% from the three and nine months ended April 29, 2017, respectively. As of April 28, 2018 and April 29, 2017, we had 2,688,000 active clients and 2,074,000 active clients, respectively, representing year-over-year growth of 29.6%.

Net income for the three and nine months ended April 28, 2018 was $9.5 million and $26.6 million, respectively, an increase of $19.1 million and $22.7 million, respectively, from a year ago. Included in net income for the nine months ended April 28, 2018 was a $10.7 million gain on remeasurement of our preferred stock warrant liability prior to our IPO and a $4.7 million remeasurement expense on our net deferred tax assets related to the Tax Cuts and Jobs Act (“Tax Act”), which was enacted on December 22, 2017.

Key Metrics

We report our financial results in accordance with generally accepted accounting principles in the United States (“GAAP”). However, management believes that certain non-GAAP financial measures provide users of our financial information with additional useful information in evaluating our performance. Management believes that excluding certain items that may vary substantially in frequency and magnitude period-to-period from net income (loss) and earnings (loss) per share (“EPS”) provides useful supplemental measures that assist in evaluating our ability to generate earnings and to more readily compare these metrics between past and future periods. Management also believes that adjusted EBITDA is frequently used by investors and securities analysts in their evaluations of companies, and that this supplemental measure facilitates comparisons between companies. We believe free cash flow is an important metric because it represents a measure of how much cash from operations we have available for discretionary and non-discretionary items after the deduction of capital expenditures. These non-GAAP financial measures may be different than similarly titled measures used by other companies. For instance, we do not exclude stock-based compensation expense from adjusted EBITDA or non-GAAP net income. Stock-based compensation is an important part of how we attract and retain our employees, and we consider it to be a real cost of running the business.

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

Adjusted EBITDA

We define adjusted EBITDA as net income (loss) excluding other (income), net, provision for income taxes, depreciation and amortization, and, when present, the remeasurement of preferred stock warrant liability, and compensation expense related to certain stock sales by current and former employees. The following table presents a reconciliation of net income (loss), the most comparable GAAP financial measure, to adjusted EBITDA for each of the periods presented (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	April 28, 2018	April 29, 2017	April 28, 2018	April 29, 2017
Adjusted EBITDA reconciliation:
Net income (loss)	$9,487	$(9,563)	$26,616	$3,913
Add (deduct):
Other income, net	(209)	(12)	(244)	(25)
Provision for income taxes	474	732	19,221	12,035
Depreciation and amortization	2,650	2,035	7,538	5,420
Remeasurement of preferred stock warrant liability	—	12,858	(10,685)	15,507
Compensation expense related to certain stock sales by current and former employees	—	—	—	21,283
Adjusted EBITDA	$12,402	$6,050	$42,446	$58,133

Non-GAAP Net Income

We define non-GAAP net income as net income (loss) excluding, when present, the remeasurement of preferred stock warrant liability, compensation expense related to certain stock sales by current and former employees, and their related tax impacts, if any, as well as the remeasurement of our net deferred tax assets in relation to the adoption of the Tax Act. The following table presents a reconciliation of net income (loss), the most comparable GAAP financial measure, to non-GAAP net income for each of the periods presented (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	April 28, 2018	April 29, 2017	April 28, 2018	April 29, 2017
Non-GAAP net income reconciliation:
Net income (loss)	$9,487	$(9,563)	$26,616	$3,913
Add (deduct):
Remeasurement of preferred stock warrant liability	—	12,858	(10,685)	15,507
Compensation expense related to certain stock sales by current and former employees	—	—	—	21,283
Tax impact of non-GAAP adjustments	—	—	—	(8,890)
Impact of Tax Act (1)	—	—	4,730	—
Non-GAAP net income	$9,487	$3,295	$20,661	$31,813

1) As discussed in Note 8 to the condensed consolidated financial statements included in this Quarterly Report, the U.S. government enacted comprehensive tax legislation in December 2017.  This resulted in a net charge of $4.7 million for the nine months ended April 28, 2018, due to the remeasurement of our net deferred tax assets for the reduction in tax rate from 35% to 21%. The adjustment to non-GAAP net income only includes this transitional impact. It does not include the ongoing impacts of the lower U.S. statutory rate on current year earnings.

Non-GAAP Earnings Per Share - Diluted

We define non-GAAP EPS as diluted EPS excluding the per share impact, when present, of the remeasurement of preferred stock warrant liability, compensation expense related to certain stock sales by current and former employees, and their related tax impacts, if any, as well as the per share impact of the remeasurement of our net deferred tax assets in relation to the adoption of the Tax Act. The following table presents a reconciliation of EPS attributable to common stockholders - diluted, the most comparable GAAP financial measure, to non-GAAP EPS attributable to common stockholders - diluted for each of the periods presented:

	For the Three Months Ended		For the Nine Months Ended
	April 28, 2018	April 29, 2017	April 28, 2018	April 29, 2017
Non-GAAP earnings per share - diluted reconciliation:
Earnings (loss) per share attributable to common stockholders - diluted	$0.09	$(0.38)	$0.15	$0.02
Per share impact of the remeasurement of preferred stock warrant liability(1)	$—	$0.41	$—	$0.33
Per share impact of compensation expense related to certain stock sales by current and former employees	$—	$—	$—	$0.45
Per share impact from tax effect of non-GAAP adjustments	$—	$—	$—	$(0.19)
Per share impact from Tax Act(2)	$—	$—	$0.07	$—
Non-GAAP earnings per share attributable to common stockholders - diluted	$0.09	$0.03	$0.22	$0.61

1) For the nine months ended April 28, 2018, the preferred stock warrant liability was dilutive and included in earnings per share attributable to common stockholders - diluted. Therefore, it is not an adjustment to arrive at non-GAAP EPS - diluted.

2) As discussed in Note 8 to the condensed consolidated financial statements included in this Quarterly Report, the U.S. government enacted comprehensive tax legislation in December 2017.  This resulted in a net charge of $4.7 million for the nine months ended April 28, 2018, due to the remeasurement of our net deferred tax assets for the reduction in tax rate from 35% to 21%. The adjustment to non-GAAP earnings per share attributable to common stockholders - diluted only includes this transitional impact. It does not include the ongoing impacts of the lower U.S. statutory rate on current year earnings.

Free Cash Flow

We define free cash flow as cash flow from operations reduced by purchases of property and equipment which is included in cash flow from investing activities. The following table presents a reconciliation of cash flows from operating activities, the most comparable GAAP financial measure, to free cash flow for each of the periods presented (in thousands):

	For the Nine Months Ended
	April 28, 2018	April 29, 2017
Free cash flow reconciliation:
Cash flows from operating activities	$61,496	$35,989
Deduct:
Purchase of property and equipment	(12,026)	(13,806)
Free cash flow	$49,470	$22,183
Cash flows used in investing activities	$(12,026)	$(13,806)
Cash flows from (used in) financing activities	$130,679	$(2,285)

Active Clients

We believe that the number of active clients is a key indicator of our growth and the overall health of our business. We define an active client as a client who checked out a Fix in the preceding 12-month period, measured as of the last date of that period. A client checks out a Fix when she indicates what items she is keeping through our mobile application or on our website. We had 2,688,000 and 2,074,000 active clients as of April 28, 2018 and April 29, 2017, respectively, representing year-over-year growth of 29.6%.

Factors Affecting Our Performance

Client Acquisition and Engagement

To grow our business, we must continue to acquire clients and successfully engage them. We believe that implementing broad-based marketing strategies that increase our brand awareness has the potential to strengthen Stitch Fix as a national consumer brand, help us acquire new clients and drive revenue growth. As our business has achieved a greater scale and we are able to support a large and growing client base, we have increased our investments in marketing to take advantage of more marketing channels to profitably acquire clients. For example, we recently significantly increased our advertising spend, from $21.3 million and $46.8 million for the three and nine months ended April 29, 2017 to $25.2 million and $73.2 million for the three and nine months ended April 28, 2018, respectively, to support the growth of our business. We expect to continue to make significant marketing investments to grow our business. We currently utilize both digital and offline channels to attract new visitors to our website or mobile app and subsequently convert them into clients. Our current marketing efforts include client referrals, affiliate programs, partnerships, display advertising, television, print, radio, video, content, direct mail, social media, email, mobile “push” communications, search engine optimization and keyword search campaigns.

To successfully acquire clients and increase engagement, we must also continue to improve the diversity of our offering. These efforts may include broadening our brand partnerships and expanding into new categories, product types, price points and geographies. For example, in June 2018 we announced the launch of Stitch Fix Kids, expanding our client and vendor base.

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

Inventory Management

We leverage our data science to buy and manage our inventory, including merchandise assortment and fulfillment center optimization. To ensure sufficient availability of merchandise, we generally enter into purchase orders well in advance and frequently before apparel trends are confirmed by client purchases. As a result, we are vulnerable to demand and pricing shifts and to suboptimal selection and timing of merchandise purchases. We incur inventory write-offs and changes in inventory reserves that impact our gross margins. Because our merchandise assortment directly correlates to client success, we may at times optimize our inventory to prioritize long-term client success over short-term gross margin impact. Moreover, our inventory investments will fluctuate with the needs of our business. For example, entering new categories such as our recently announced launch of Stitch Fix Kids or adding new fulfillment centers will require additional investments in inventory.

Merchandise Mix

We offer apparel, shoes and accessories across categories, brands, product types and price points. We currently serve our clients in the following categories: Women’s, Petite, Maternity, Men’s, and Plus. In June 2018, we also announced that we would be entering the Kids’ category. We also carry a mix of third-party branded merchandise, including premium brands, and our own Exclusive Brands. We also offer a wide variety of product types, including denim, dresses, blouses, skirts, shoes, jewelry and handbags. We sell merchandise across a broad range of price points and may further broaden our price point offerings in the future.

While changes in our merchandise mix have not caused significant fluctuations in our gross margin to date, categories, brands, product types and price points do have a range of margin profiles. For example, our Exclusive Brands have generally contributed higher margin, shoes have generally contributed lower margin, and new categories, such as Kids, tend to have initially lower margins. Shifts in merchandise mix driven by client demand may result in fluctuations in our gross margin from period to period.

Components of Results of Operations

Revenue

We generate revenue from the sale of merchandise. We charge a $20 nonrefundable upfront fee, referred to as a “styling fee,” that is credited towards any merchandise purchased in the Fix. We deduct discounts, sales tax and estimated refunds to arrive at net revenue, which we refer to as revenue throughout the report. In December 2017, we launched Style Pass to provide our clients with an alternative to paying a $20 styling fee per Fix.  With Style Pass, clients pay a $49 nonrefundable annual fee for unlimited styling that is credited towards merchandise purchases. We expect our revenue to increase in absolute dollars as we grow our business, although our revenue growth rate may continue to slow in future periods.

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

Results of Operations

Comparison of the Three and Nine Months Ended April 28, 2018 and April 29, 2017

The following table sets forth our results of operations for the periods indicated (in thousands):

	For the Three Months Ended		%	For the Nine Months Ended		%
	April 28, 2018	April 29, 2017	Change	April 28, 2018	April 29, 2017	Change
Revenue, net	$316,741	$245,075	29.2%	$908,210	$718,854	26.3%
Cost of goods sold	178,535	139,692	27.8%	513,606	396,671	29.5%
Gross profit	138,206	105,383	31.1%	394,604	322,183	22.5%
Selling, general and administrative expenses	128,454	101,368	26.7%	359,696	290,753	23.7%
Operating income	9,752	4,015	142.9%	34,908	31,430	11.1%
Remeasurement of preferred stock warrant liability	—	12,858	(100.0)%	(10,685)	15,507	(168.9)%
Other income, net	(209)	(12)	1,641.7%	(244)	(25)	876.0%
Income (loss) before income taxes	9,961	(8,831)	(212.8)%	45,837	15,948	187.4%
Provision for income taxes	474	732	(35.2)%	19,221	12,035	59.7%
Net income (loss)	$9,487	$(9,563)	(199.2)%	$26,616	$3,913	580.2%

The following table sets forth the components of our results of operations as a percentage of revenue:

	For the Three Months Ended		For the Nine Months Ended
	April 28, 2018	April 29, 2017	April 28, 2018	April 29, 2017
Revenue, net	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	56.4%	57.0%	56.6%	55.2%
Gross margin	43.6%	43.0%	43.4%	44.8%
Selling, general and administrative expenses	40.6%	41.4%	39.6%	40.4%
Operating income	3.0%	1.6%	3.8%	4.4%
Remeasurement of preferred stock warrant liability	0.0%	5.2%	(1.2)%	2.2%
Other income, net	(0.1)%	0.0%	0.0%	0.0%
Income before income taxes	3.1%	(3.6)%	5.0%	2.2%
Provision for income taxes	0.1%	0.3%	2.1%	1.7%
Net income (loss)	3.0%	(3.9)%	2.9%	0.5%

Revenue and Gross Margin

Revenue increased by $71.7 million and $189.4 million, or 29.2% and 26.3% during the three and nine months ended April 28, 2018 compared with the same periods last year. The increase in revenue was primarily attributable to a 29.6% increase in active clients from April 29, 2017 to April 28, 2018, which drove increased sales of merchandise.

Gross margin for the three months ended April 28, 2018 increased by 0.6% compared with the same period last year. The increase was primarily attributable to a decrease in inventory obsolescence reserves due to improved inventory management, partially offset by an increase in shipping and freight expenses and to a lesser extent inventory shrink. The gross margin for the nine months ended April 28, 2018 decreased by 1.4% compared with the same period last year. The decrease was primarily attributable to an increase in shipping and freight expenses and inventory shrink, partially offset by a decrease in inventory obsolescence reserves.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $27.1 million and $68.9 million for the three and nine months ended April 28, 2018, respectively, compared with the same periods in 2017.

The increase for the three months ended April 28, 2018 compared with the same period last year was primarily related to higher compensation and benefits expense and stock-based compensation expense due to increased headcount as we continue to invest in technology talent and higher advertising spend as we expanded our online advertising initiatives.

The increase for the nine months ended April 28, 2018 compared with the same period last year was primarily related to higher compensation and benefits expense due to increased headcount as we continue to invest in technology talent and higher advertising spend as we expanded our online advertising initiatives, partially offset by $21.3 million in compensation costs incurred in 2017 in connection with certain stock sales by current and former employees.

Remeasurement of Preferred Stock Warrant Liability

The change in the preferred stock warrant liability was due to a change in the underlying fair value of our preferred stock until the conversion of our preferred stock warrants into Class B common stock as part of our IPO.

Provision for Income Taxes

The following table summarizes our effective tax rate from income for the periods presented (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	April 28, 2018	April 29, 2017	April 28, 2018	April 29, 2017
Income (loss) before income taxes	$9,961	$(8,831)	$45,837	$15,948
Provisions for income taxes	474	732	19,221	12,035
Effective tax rate	4.8%	(8.3)%	41.9%	75.5%

We are subject to income taxes in the United States. Our effective tax rate for the three and nine months ended April 28, 2018 differs from the federal statutory income tax rate primarily due to accounting for the effects of enactment of the Tax Act, certain nondeductible expenses and state taxes, partially offset by the benefits on certain stock-based compensations deductions, and allowable credits.

In the nine months ended April 28, 2018, we revised our estimated annual effective rate to reflect a change in the federal statutory rate from 35% to 21%, as a result of the enactment of the Tax Act on December 22, 2017.  The Company has a fiscal year end which subjects us to transitional tax rate rules. Therefore, a blended U.S. statutory rate of 26.96% was computed for our fiscal year 2018.  Income tax expense for the nine months ended April 28, 2018 was adjusted to reflect the discrete effects of the Tax Act and resulted in an increase in income tax expense of $4.7 million related to the remeasurement of existing deferred tax balances.  This discrete impact was considered a provisional amount under the SEC Staff Accounting Bulletin No. 118 and has not changed since we initially recorded the impact of the enactment of the Tax Act in the period ended January 27, 2018.

Our effective tax rate for the three and nine months ended April 29, 2017 was based on the historic statutory tax rate of 35%. Our effective tax rate for the three and nine months ended April 29, 2017 differs from the federal statutory income tax rate primarily due to nondeductible loss on remeasurement of the preferred stock warrant liability, state taxes and certain other nondeductible expenses, partially offset by the benefits on certain stock-based compensation deductions.

Liquidity and Capital Resources

Sources of Liquidity

Our principal sources of liquidity since inception have been our cash flows from operations, as well as the net proceeds we received through private sales of equity securities and our IPO. We have had positive and growing cash flows from operations since 2014. As of April 28, 2018, we had raised an aggregate of $169.6 million of equity capital including proceeds from our IPO. We had $287.3 million of cash and $12.9 million of restricted cash as of April 28, 2018.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated and our cash and working capital balances as of the end of the period (in thousands):

	For the Nine Months Ended
	April 28, 2018	April 29, 2017
Net cash provided by operating activities	$61,496	$35,989
Net cash used in investing activities	(12,026)	(13,806)
Net cash provided by (used in) financing activities	130,679	(2,285)
Net increase in cash and restricted cash	$180,149	$19,898

Cash provided by operating activities

During the nine months ended April 28, 2018, cash provided by operating activities was $61.5 million, which consisted of net income of $26.6 million, adjusted by non-cash charges of $17.0 million and a change of $17.9 million in our net operating assets and liabilities. The non-cash charges were largely driven by $10.3 million of stock-based compensation expense, $7.5 million of depreciation and amortization, and a $5.8 million increase in deferred tax expense primarily related to a $4.7 million remeasurement of our net deferred tax assets under the Tax Act, partially offset by $10.7 million related to the remeasurement of the preferred stock warrant liability.  The change in our net operating assets and liabilities was primarily due to an increase of $31.5 million in accounts payable and accrued liabilities related to the increased business activity, substantially offset by an increase of $18.6 million in our inventory balance due to increased inventory purchases to support our growth.

During the nine months ended April 29, 2017, cash provided by operating activities was $36.0 million, which consisted of net income of $3.9 million, adjusted by non-cash charges of $35.1 million and a change of $3.0 million in our net operating assets and liabilities. The non-cash charges were largely driven by $15.5 million related to the remeasurement of the preferred stock warrant liability, $9.7 million in compensation expense related to certain stock sales by current and former employees, $5.4 million of depreciation and amortization, and a $5.0 million increase in our inventory reserve. The change in our net operating assets and liabilities was primarily due to an increase of $26.1 million in accounts payable and accrued liabilities, $3.5 million in deferred revenue, an increase of $3.8 million in other liabilities, primarily offset by an increase of $21.2 million in inventory and $17.1 million in prepaid expenses and other assets.

Cash used in investing activities

During the nine months ended April 28, 2018 and April 29, 2017, cash used in investing activities was $12.0 million and $13.8 million, respectively, due to the purchase of property and equipment primarily related to the expansion of our fulfillment centers and offices as well as continued investment in our proprietary systems.

Cash (used in) provided by financing activities

During the nine months ended April 28, 2018, cash provided by financing activities was $130.7 million, which was primarily due to the net proceeds from our IPO.

During the nine months ended April 29, 2017, cash used in financing activities was $2.3 million, which was primarily related to the repurchase of Class B common stock related to early exercised options.

Contractual Obligations and Other Commitments

On January 29, 2018, we executed an amendment to the lease on our corporate headquarters in San Francisco, California (the “Third Office Lease Amendment”). Beginning June 1, 2018, the Third Office Lease Amendment adds two additional floors of office space, provides for a ten-year lease term for the additional space and extends our existing lease by four and a half years to be coterminous with the term of the additional space. As a result of the Third Office Lease Amendment, the future minimum lease payments for our corporate headquarters increased from approximately $43.8 million to approximately $115.3 million over ten years. Our restricted cash balance increased by $3.7 million, representing an increase in collateral for letters of credit on our leased properties.

Effective February 23, 2018, we executed an amendment to the third-party logistics arrangement for our warehouse facility in Indiana (the “Warehouse Logistics Amendment”). The Warehouse Logistics Amendment increases our existing square foot allocation at this location by approximately 50,000 square feet and requires the provider to allocate total storage space of at least 400,000 square feet. The Warehouse Logistics Amendment extends the existing agreement by approximately two years, but can be terminated for convenience by the Company upon six months’ notice. Effective with the Warehouse Logistics Amendment, the arrangement will be accounted for as an operating lease with future minimum lease payments of $1.0 million.

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

There have been no material changes to our critical accounting policies as compared to the critical accounting policies and significant judgments and estimates as compared to the critical accounting policies and significant judgments and estimates disclosed in the Final Prospectus. For additional information, please refer to Note 2 of our condensed consolidated financial statements in this Quarterly Report.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

During the three months ended April 28, 2018, there were no material changes to our market risk disclosures as set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk” in our Final Prospectus.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report.

Based on the evaluation of our disclosure controls and procedures as of April 28, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of a material weakness in our internal control over financial reporting as previously disclosed in our Final Prospectus, our disclosure controls and procedures were not effective as of April 28, 2018.

Material Weakness in Internal Control Over Financial Reporting

In connection with the audit of our consolidated financial statements for the year ended July 29, 2017, we identified a material weakness in our internal control over financial reporting, as defined in the standards established by the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Notwithstanding the material weakness, our management has concluded that the financial statements included elsewhere in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.

If we fail to fully remediate this material weakness or fail to maintain effective internal controls in the future, it could result in a material misstatement of our financial statements that would not be prevented or detected on a timely basis, which could cause investors to lose confidence in our financial information or cause our stock price to decline. Our independent registered public accounting firm has not assessed the effectiveness of our internal control over financial reporting and, under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), will not be required to provide an attestation report on the effectiveness of our internal control over financial reporting so long as we qualify as an “emerging growth company,” which may increase the risk that weaknesses or deficiencies in our internal control over financial reporting go undetected.

Changes in Internal Control

Other than the changes intended to remediate the material weakness noted above, there were no changes in our internal control over financial reporting during the quarter ended April 28, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are not party to any material legal proceedings at this time. From time to time, we may become involved in various legal proceedings that arise in the ordinary course of business. We have in the past and may in the future become involved in private actions, collective actions, investigations and various other legal proceedings by clients, employees, suppliers, competitors, government agencies, stockholders or others. We evaluate any claims and lawsuits with respect to their potential merits, our potential defenses and counter claims, and the expected effect on us of defending the claims and a potential adverse result. However, the results of any litigation, investigations and other legal proceedings are inherently unpredictable and expensive. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, damage our reputation, require significant amounts of management time and divert significant resources. If any legal proceedings were to be determined adversely to us, or we were to enter into a settlement arrangement, we could be exposed to monetary damages or limits on our ability to operate our business, which could have an adverse effect on our business, financial condition and operating results.

ITEM 1A.	RISK FACTORS

Investing in our common stock involves a high degree of risk. You should consider and read carefully all of the risks and uncertainties described below, as well as other information included in this Quarterly Report, and in our other public filings. The risks described below are not the only ones facing us. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition or results of operations. In such case, the trading price of our common stock could decline, and you may lose all or part of your original investment. This Quarterly Report also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below. The risks relating to our business are set forth below and are unchanged substantively from the risks set forth in our Final Prospectus, except for those risks designated by an asterisk (*).

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

If we fail to effectively manage our growth, our business, financial condition and operating results could be harmed.*

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

Additionally, we may not be able to hire new employees quickly enough to meet our needs. If we fail to effectively manage our hiring needs or successfully integrate new hires, our efficiency, ability to meet forecasts and employee morale, productivity and retention could suffer, which may have an adverse effect on our business, financial condition and operating results.

We are also required to manage numerous relationships with various vendors and other third parties. Further growth of our operations, vendor base, fulfillment centers, information technology systems or internal controls and procedures may not be adequate to support our operations. For example, in June 2018, we announced the launch of Stitch Fix Kids, which required us to expand our vendor base, fulfillment center operations and evaluate compliance with additional regulatory requirements, among other things. If we are unable to manage the growth of our organization effectively, our business, financial condition and operating results may be adversely affected.

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

Promoting awareness of our service is important to our ability to grow our business, drive client engagement and attract new clients. We believe that much of the growth in our client base during our first five years originated from referrals, organic word of mouth and other methods of discovery, as our marketing efforts and expenditures were relatively limited. More recently, we increased our paid marketing initiatives and intend to continue to do so. Our marketing efforts currently include client referrals, affiliate programs, partnerships, display advertising, television, print, radio, video, content, direct mail, social media, email, mobile “push” communications, search engine optimization and keyword search campaigns. We have limited experience marketing our services using some of these methods. Our marketing initiatives may become increasingly expensive and generating a meaningful return on those initiatives may be difficult. Even if we successfully increase revenue as a result of our paid marketing efforts, it may not offset the additional marketing expenses we incur.

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

Our inability to develop and introduce new merchandise offerings in a timely and cost-effective manner may damage our business, financial condition and operating results.*

The largest portion of our revenue today comes from the sale of Women’s apparel. From 2015 to 2017, we expanded our merchandise offering into categories including Petite, Maternity, Men’s and Plus, began offering different product types including shoes and accessories and expanded the number of brands we offer. In 2018, we also launched our Premium Brand and Extras offerings, and announced our expansion into the Kids’ category. We continue to explore additional offerings to serve our existing clients and to attract new clients. However, any new offerings may not have the same success, or gain traction as quickly, as our current offerings. If the merchandise we offer is not accepted by our clients or does not attract new clients, our sales may fall short of expectations, our brand and reputation could be adversely affected and we may incur expenses that are not offset by sales. If the launch of a new category requires investments greater than we expect, our operating results could be adversely affected. Also, our business may be adversely affected if we are unable to attract brands and other merchandise vendors that produce sufficient high quality, appropriately priced and on-trend merchandise. Our current merchandise offerings have a range of margin profiles and we believe new offerings will also have a broad range of margin profiles that will affect our operating results.

For example, to date, our Exclusive Brands have generally contributed higher margins and shoes, Men’s and Plus have generally contributed lower margins. Additionally, as we enter into new categories, we may not have as high of purchasing power as we do in our current offerings, which could increase our costs of goods sold and further reduce our margins. Expansion of our merchandise offerings may also strain our management and operational resources, specifically the need to hire and manage additional merchandise buyers to source new merchandise and to allocate new categories across our distribution network. We may also face greater competition in specific categories from companies that are more focused on these new areas. For example, our entry into the Kids’ category means we will compete with a number of additional companies providing similar services that have been in the category for a longer period of time and may have more experience in children’s clothing. If any of the above were to occur, it could damage our reputation, limit our growth and have an adverse effect on our operating results.

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

We may not be able to sustain our revenue growth rate and we may not be profitable in the future.*

Our recent revenue growth and past profitability should not be considered indicative of our future performance. Our rate of revenue growth has varied in recent periods. Specifically, our revenue increased by 29.2% and 26.3% for the three and nine months ended April 28, 2018 compared to the three and nine months ended April 29, 2017, versus 26.3% and 36.7% revenue growth for the three and nine months ended April 29, 2017 compared to the three and nine months ended April 30, 2016. As we grow our business, our revenue growth rates may slow in future periods due to a number of reasons, which may include slowing demand for our merchandise and service, increasing competition, a decrease in the growth rate of our overall market, and our failure to capitalize on growth opportunities, as well as the maturation of our business.

Moreover, our expenses have increased in recent periods, and we expect expenses to increase substantially in the near term, particularly as we make significant investments in our marketing initiatives, expand our operations and infrastructure, develop and introduce new merchandise offerings and hire additional personnel. We may not always pursue short-term profits but are often focused on long-term growth, which may impact our financial results. In addition, in connection with operating as a public company, we are incurring additional significant legal, accounting and other expenses that we did not incur as a private company. If our revenue does not increase to offset increases in our operating expenses, we may not be profitable in future periods.

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

Our success, including our ability to anticipate and effectively respond to changing style trends and deliver a personalized styling experience, depends in part on our ability to attract and retain key personnel on our executive team and in our merchandising, algorithms, engineering, marketing, styling and other organizations. Competition for key personnel is strong, especially in the San Francisco Bay Area where our headquarters are located, and we cannot be sure that we will be able to attract and retain a sufficient number of qualified personnel in the future, or that the compensation costs of doing so will not adversely affect our operating results. We do not have long-term employment or non-competition agreements with any of our personnel. Senior employees have left Stitch Fix in the past and others may in the future, which we cannot necessarily anticipate and whom we may not be able to promptly replace. If we are unable to retain, attract and motivate talented employees with the appropriate skills at cost-effective compensation levels, or if changes to our business adversely affect morale or retention, we may not achieve our objectives and our business and operating results could be adversely affected. In addition, the loss of one or more of our key personnel or the inability to promptly identify a suitable successor to a key role could have an adverse effect on our business. In particular, our Founder and Chief Executive Officer has unique and valuable experience leading our company from its inception through today. If she were to depart or otherwise reduce her focus on Stitch Fix, our business may be disrupted. We do not currently maintain key-person life insurance policies on any member of our senior management team and other key employees.

If we fail to effectively manage our stylists, our business, financial condition and operating results could be adversely affected.

More than 3,700 of our employees are stylists, who work remotely and on a part-time basis for us and are paid hourly. They track and report the time they spend working for us. These employees are classified as nonexempt under federal and state law. If we fail to effectively manage our stylists, including by ensuring accurate tracking and reporting of their hours worked and proper processing of their hourly wages, then we may face claims alleging violations of wage and hour employment laws, including, without limitation, claims of back wages, unpaid overtime pay and missed meal and rest periods. Any such employee litigation could be attempted on a class or representative basis. Such litigation can be expensive and time-consuming regardless of whether the claims against us are valid or whether we are ultimately determined to be liable, and could divert management’s attention from our business. We could also be adversely affected by negative publicity, litigation costs resulting from the defense of these claims and the diversion of time and resources from our operations.

Compromises of our data security could cause us to incur unexpected expenses and may materially harm our reputation and operating results.

In the ordinary course of our business, we and our vendors collect, process and store certain personal information and other data relating to individuals, such as our clients and employees, including client payment card information. We rely substantially on commercially available systems, software, tools and monitoring to provide security for our processing, transmission and storage of personal information and other confidential information. There can be no assurance, however, that we or our vendors will not suffer a data compromise, that hackers or other unauthorized parties will not gain access to personal information or other data, including payment card data or confidential business information, or that any such data compromise or access will be discovered in a timely fashion. The techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not identified until they are launched against a target, and we and our vendors may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, our employees, contractors, vendors or other third parties with whom we do business may attempt to circumvent security measures in order to misappropriate such personal information, confidential information or other data, or may inadvertently release or compromise such data.

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

The satisfactory performance, reliability and availability of our website, mobile application, internal applications and technology infrastructure are critical to our business. We rely on our website and mobile application to engage with our clients and sell them merchandise. We also rely on a host of internal custom-built applications to run critical business functions, such as styling, merchandise purchasing, warehouse operations and order fulfillment. In addition, we rely on a variety of third-party, cloud-based solution vendors for key elements of our technology infrastructure. These systems are vulnerable to damage or interruption and we have experienced interruptions in the past. For example, in February 2017, as a result of an outage with Amazon Web Services, where much of our technology infrastructure is hosted, we experienced disruptions in applications that support our warehouse operations and order fulfillment that caused a temporary slowdown in the number of Fix shipments we were able to make. Interruptions may be caused by a variety of incidents, including human error, our failures to update or improve our proprietary systems, cyber attacks, fire, flood, power loss or telecommunications failures. Any failure or interruption of our website, mobile application, internal business applications or our technology infrastructure could harm our ability to serve our clients, which would adversely affect our business and operating results.

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

We have no experience with operating internationally or selling our merchandise outside of the United States, and if we choose to expand internationally we would need to adapt to different local cultures, standards and policies. The business model we employ and the merchandise we currently offer may not appeal to consumers outside of the United States. Furthermore, to succeed with clients in international locations, it likely will be necessary to locate fulfillment centers in foreign markets and hire local employees in those international centers, and we may have to invest in these facilities before proving we can successfully run foreign operations. We may not be successful in expanding into international markets or in generating revenue from foreign operations for a variety of reasons, including:

•	localization of our merchandise offerings, including translation into foreign languages and adaptation for local practices;
•	different consumer demand dynamics, which may make our model and the merchandise we offer less successful compared to the United States;
•	competition from local incumbents that understand the local market and may operate more effectively;
•	regulatory requirements, taxes, trade laws, trade sanctions and economic embargoes, tariffs, export quotas, custom duties or other trade restrictions or any unexpected changes thereto;
•	laws and regulations regarding anti-bribery and anti-corruption compliance;
•	differing labor regulations where labor laws may be more advantageous to employees as compared to the United States and result in increased labor costs;
•	more stringent regulations relating to privacy and data security and access to, or use of, commercial and personal information, particularly in Europe;
•	changes in a specific country’s or region’s political or economic conditions; and
•	risks resulting from changes in currency exchange rates.

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

We offer merchandise from hundreds of established and emerging brands. In order to continue to attract and retain quality merchandise brands, we must help merchandise vendors increase their sales and offer merchandise vendors a high-quality, cost-effective fulfillment process.

If we do not continue to acquire new merchandise vendors or retain our existing merchandise vendors on acceptable commercial terms, we may not be able to maintain a broad selection of merchandise, and our operating results may suffer.

In addition, our Exclusive Brands are sourced from third-party vendors and contract manufacturers. The loss of one of our Exclusive Brand vendors could require us to source Exclusive Brand merchandise from another vendor or manufacturer, which could cause inventory delays, impact our clients’ experiences and otherwise harm our operating results.

Any failure by us or our vendors to comply with product safety, labor or other laws, or our standard vendor terms and conditions, or to provide safe factory conditions for our or their workers may damage our reputation and brand and harm our business.*

The merchandise we sell to our clients is subject to regulation by the Federal Consumer Product Safety Commission, the Federal Trade Commission and similar state and international regulatory authorities. As a result, such merchandise could be in the future subject to recalls and other remedial actions. Product safety, labeling and licensing concerns may require us to voluntarily remove selected merchandise from our inventory. Such recalls or voluntary removal of merchandise can result in, among other things, lost sales, diverted resources, potential harm to our reputation and increased client service costs and legal expenses, which could have a material adverse effect on our operating results. Our entry into children’s clothing with Stitch Fix Kids, as announced in June 2018, will require us to comply with additional product safety, labeling and other regulations and requirements, which will result in increased operational and compliance costs and may adversely affect our operating results.

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

We are subject to general business regulations and laws as well as regulations and laws specifically governing the internet and eCommerce. These regulations and laws may involve taxes, privacy and data security, consumer protection, the ability to collect and/or share necessary information that allows us to conduct business on the internet, marketing communications and advertising, content protection, electronic contracts or gift cards. Furthermore, the regulatory landscape impacting internet and eCommerce businesses is constantly evolving. For example, in 2010, California’s Automatic Renewal Law went into effect, requiring companies to adhere to enhanced disclosure requirements when entering into automatically renewing contracts with consumers. As a result, a wave of consumer class action lawsuits was brought against companies that offer online products and services on a subscription or recurring basis. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation, a loss in business and proceedings or actions against us by governmental entities or others, which could impact our operating results.

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

We currently have one patent issued and six patent applications pending in the United States. We also have four patent applications filed in the People’s Republic of China. The patent we own and those that may be issued in the future may not provide us with any competitive advantages or may be challenged by third parties, and our patent applications may never be granted. Even if issued, there can be no assurance that these patents will adequately protect our intellectual property or survive a legal challenge, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain. Our limited patent protection may restrict our ability to protect our technologies and processes from competition. We primarily rely on trade secret laws to protect our technologies and processes, including the algorithms we use throughout our business. Others may independently develop the same or similar technologies and processes, or may improperly acquire and use information about our technologies and processes, which may allow them to provide a service similar to ours, which could harm our competitive position.

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

We could be required to collect additional sales taxes or be subject to other tax liabilities that may increase the costs our clients would have to pay for our offering and adversely affect our operating results.*

An increasing number of states have considered or adopted laws that attempt to impose tax collection obligations on out-of-state retailers. Additionally, the Supreme Court is currently considering a case (South Dakota v. Wayfair, Inc. et al) challenging existing law that online sellers are not required to collect sales and use tax unless they have a physical presence in the buyer’s state. If current law is changed as a result of Wayfair, or otherwise, states or the federal government may adopt, or begin to enforce, laws requiring us to calculate, collect, and remit taxes on sales in their jurisdictions. A successful assertion by one or more states requiring us to collect taxes where we presently do not do so, or to collect more taxes in a jurisdiction in which we currently do collect some taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest. The imposition by state governments of sales tax collection obligations on out-of-state retailers could also create additional administrative burdens for us, put us at a competitive disadvantage if they do not impose similar obligations on our competitors and decrease our future sales, which could have a material adverse impact on our business and operating results.

Changes in U.S. tax laws could impact our business.

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017 and contains many significant changes to U.S. federal tax laws. The Tax Act requires complex computations that were not previously provided for under U.S. tax law.  The Company has provided for an estimated effect of the Tax Act in its financial statements. The Tax Act requires significant judgments to be made in interpretation of the law and significant estimates in the calculation of the provision for income taxes.  However, additional guidance may be issued by the IRS, Department of the Treasury, or other governing body that may significantly differ from the Company’s interpretation of the law, which may result in a material adverse effect on our business, cash flow, results of operations or financial conditions. As we complete our analysis of the 2017 Tax Act, we may make adjustments to provisional amounts that we have recorded that may materially impact our provision for income taxes in the period in which the adjustments are made.

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

We use open source software in the applications we have developed to operate our business and will use open source software in the future. We may face claims from third parties demanding the release or license of the open source software or derivative works that we developed from such software (which could include our proprietary source code) or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require us to purchase a costly license, publicly release the affected portions of our source code, or cease offering the implicated solutions unless and until we can re-engineer them to avoid infringement. In addition, our use of open source software may present additional security risks because the source code for open source software is publicly available, which may make it easier for hackers and other third parties to determine how to breach our website and systems that rely on open source software. Any of these risks could be difficult to eliminate or manage and, if not addressed, could have an adverse effect on our business and operating results.

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

Our principal offices and one of our fulfillment centers are located in the San Francisco Bay Area, which has a history of earthquakes, and are thus vulnerable to damage. We also operate offices and fulfillment centers in other cities and states. Natural disasters, such as earthquakes, hurricanes, tornadoes, floods and other adverse weather and climate conditions; unforeseen public health crises, such as pandemics and epidemics; political crises, such as terrorist attacks, war and other political instability; or other catastrophic events, whether occurring in the United States or internationally, could disrupt our operations in any of our offices and fulfillment centers or the operations of one or more of our third-party providers or vendors. In particular, these types of events could impact our merchandise supply chain, including our ability to ship merchandise to clients from or to the impacted region, and could impact our ability or the ability of third parties to operate our sites and ship merchandise. In addition, these types of events could negatively impact consumer spending in the impacted regions. To the extent any of these events occur, our business and operating results could be adversely affected.

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

•	additional shares of our Class A common stock being sold into the market by us or our existing stockholders, or the anticipation of such sales;
•	announcements by us or our competitors of significant products or features, technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;
•	changes in operating performance and stock market valuations of companies in our industry, including our vendors and competitors;
•	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;
•	lawsuits threatened or filed against us;
•	developments in new legislation and pending lawsuits or regulatory actions, including interim or final rulings by judicial or regulatory bodies; and
•	other events or factors, including those resulting from war or incidents of terrorism, or responses to these events.

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

An active trading market for our Class A common stock may not be sustained.*

Our Class A common stock is currently listed on the Nasdaq Global Select Market, or (“Nasdaq”), under the symbol “SFIX” and trades on that market and others. We cannot assure you that an active trading market for our Class A common stock will be sustained.  Accordingly, we cannot assure you of the liquidity of any trading market, your ability to sell your shares of our Class A common stock when desired or the prices that you may obtain for your shares.

Future sales of shares by existing stockholders could cause our stock price to decline.*

If our existing stockholders, including employees and service providers who obtain equity, sell or indicate an intention to sell, substantial amounts of our Class A common stock in the public market, the trading price of our Class A common stock could decline. As of June 5, 2018, we had outstanding a total of 27,725,150 shares of Class A common stock and 70,142,861 shares of Class B common stock. The lock-up agreements that each of our directors, executive officers and other holders of substantially all our outstanding shares entered into with the underwriters of our initial public offering that restricted their ability to sell or transfer their shares expired on May 15, 2018. After the lock-up agreements expired, all 97,868,011 shares outstanding as of June 5, 2018 were eligible for sale in the public market, of which 62,277,730 shares are held by directors, executive officers and other affiliates and are subject to volume limitations under Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”), and various vesting agreements. Sales of a substantial number of such shares following the expiration of the lock-up agreements or the perception that such sales may occur could cause our market price to fall or make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate.

In addition, shares underlying any outstanding options and restricted stock units will become eligible for sale if exercised or settled, as applicable, and to the extent permitted by the provisions of various vesting agreements and Rule 144 of the Securities Act. All the shares of Class A and Class B common stock subject to stock options and restricted stock units outstanding and reserved for issuance under our 2011 Plan and 2017 Plan have been registered on Form S-8 under the Securities Act and such shares are eligible for sale in the public markets, subject to Rule 144 limitations applicable to affiliates. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our Class A common stock could decline.

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

The requirements of being a public company may strain our resources, result in more litigation and divert management’s attention.*

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, the listing requirements of the Nasdaq and other applicable securities rules and regulations. Complying with these rules and regulations has increased and will continue to increase our legal and financial compliance costs, make some activities more difficult, time consuming or costly and increase demand on our systems and resources. To address these challenges, we recently expanded our finance and accounting teams. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are required to disclose changes made in our internal control and procedures on a quarterly basis. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire additional employees or engage outside consultants to comply with these requirements, which will increase our costs and expenses.

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

•	establish a classified board of directors so that not all members of our board of directors are elected at one time;
•	permit the board of directors to establish the number of directors and fill any vacancies and newly-created directorships;
•	provide that directors may only be removed for cause;
•	require super-majority voting to amend some provisions in our certificate of incorporation and bylaws;
•	authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;
•	eliminate the ability of our stockholders to call special meetings of stockholders;
•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;
•	provide that the board of directors is expressly authorized to make, alter or repeal our bylaws;
•	restrict the forum for certain litigation against us to Delaware;
•	reflect the dual class structure of our common stock; and
•	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

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

These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. We are currently subject to a stockholder derivative action regarding the validity of the federal exclusive forum provision. If a court were to find either exclusive-forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could seriously harm our business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	Recent Sales of Unregistered Securities

None.

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

On June 4, 2018, we executed a further amendment to the lease on our corporate headquarters in San Francisco (the “Fourth Office Lease Amendment”). The Fourth Office Lease Amendment replaces one of the floors covered by the Third Office Lease Amendment with a different floor and changes the initial occupancy date from June 1, 2018, to July 16, 2018. The Fourth Office Lease Amendment did not materially change any other terms of the lease on our corporate headquarters, as previously amended.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Document	Incorporation By Reference
		Form	Sec File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Stitch Fix, Inc.	8-K	001-38291	3.1	11/21/2017

3.2	Amended and Restated Bylaws of Stitch Fix, Inc.	8-K	001-38291	3.2	11/21/2017

4.1	Form of Class A Common Stock Certificate	S-1/A	333-221014	4.1	11/6/2017

4.2	Form of Class B Common Stock Certificate	S-8	333-221650	4.6	11/17/2017

Exhibit Number	Description of Document	Incorporation By Reference
		Form	Sec File No.	Exhibit	Filing Date	Filed Herewith
10.1	Third Amendment to the Office Lease, by and between Stitch Fix, Inc. and Post-Montgomery Associates, dated as of January 29, 2018.	8-K	001-38291	10.1	2/2/2018

10.2	Fourth Amendment to the Office Lease, by and between Stitch Fix, Inc. and Post-Montgomery Associates, dated as of June 4, 2018.					X

10.3	Amendment One to the Logistics Services Agreement, by and between Stitch Fix, Inc. and Ozburn-Hessey Logistics LLC, dated as of July 1, 2016.					X

10.4	Amendment Two to the Logistics Services Agreement, by and between Stitch Fix, Inc. and Geodis Logistics LLC, dated as of February 23, 2018.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit Number	Description of Document	Incorporation By Reference
		Form	Sec File No.	Exhibit	Filing Date	Filed Herewith

*

The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates them by reference.

#	Confidential treatment has been requested for a portion of this exhibit. These portions have been omitted and submitted separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Stitch Fix, Inc.

Date: 08 June, 2018	By:	/s/ Katrina Lake
Katrina Lake
Founder, Chief Executive Officer and Director
(Principal Executive Officer)

Stitch Fix, Inc.

Date: 08 June, 2018	By:	/s/ Paul Yee
Paul Yee
Chief Financial Officer
(Principal Financial and Accounting Officer)