Form 10-Q
period 2018-10-27
Stitch Fix, Inc.
filed 2018-12-11
CIK 1576942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 27, 2018
OR

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒
As of December 4, 2018 the number of outstanding shares of the registrant’s Class A common stock, par value $0.00002 per share, was 41,985,380, and the number of outstanding shares of the registrant’s Class B common stock, par value $0.00002 per share, was 57,552,608.

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
Stitch Fix, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	October 27, 2018	July 28, 2018
Assets
Current assets:
Cash & cash equivalents	$173,341	$297,516
Restricted cash	250	250
Short-term investments	84,985	—
Inventory, net	106,701	85,092
Prepaid expenses and other current assets	33,036	34,148
Total current assets	398,313	417,006
Long-term investments	83,870	—
Property and equipment, net	37,629	34,169
Deferred tax assets	15,234	14,107
Restricted cash, net of current portion	12,600	12,600
Other long-term assets	3,146	3,703
Total assets	$550,792	$481,585
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$105,662	$79,782
Accrued liabilities	67,098	43,037
Gift card liability	6,268	6,814
Deferred revenue	11,206	8,870
Other current liabilities	1,761	3,729
Total current liabilities	191,995	142,232
Deferred rent, net of current portion	15,635	15,288
Other long-term liabilities	9,659	8,993
Total liabilities	217,289	166,513
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.00002 par value – 20,000,000 shares authorized as of October 27, 2018 and July 28, 2018; zero shares issued and outstanding as of October 27, 2018 and July 28, 2018	—	—
Class A common stock, $0.00002 par value – 2,000,000,000 shares authorized as of October 27, 2018 and July 28, 2018; 41,856,617 and 35,756,628 shares issued and outstanding as of October 27, 2018 and July 28, 2018, respectively	1	1
Class B common stock, $0.00002 par value – 100,000,000 shares authorized as of October 27, 2018 and July 28, 2018; 57,577,608 and 63,043,233 shares issued and outstanding as of October 27, 2018 and July 28, 2018, respectively	1	1
Additional paid-in capital	243,086	235,312
Accumulated other comprehensive loss	(56)	—
Retained earnings	90,471	79,758
Total stockholders’ equity	333,503	315,072
Total liabilities, convertible preferred stock and stockholders’ equity	$550,792	$481,585
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stitch Fix, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(In thousands, except share and per share amounts)

	For the Three Months Ended
	October 27, 2018	October 28, 2017
Revenue, net	$366,236	$295,563
Cost of goods sold	201,068	166,548
Gross profit	165,168	129,015
Selling, general and administrative expenses	154,271	119,471
Operating income	10,897	9,544
Remeasurement of preferred stock warrant liability	—	(9,071)
Interest income	(1,399)	(17)
Other income, net	(120)	—
Income before income taxes	12,416	18,632
Provision for income taxes	1,738	5,144
Net income	$10,678	$13,488
Other comprehensive income (loss):
Change in unrealized loss on available-for-sale securities, net of tax	(82)	—
Foreign currency translation	26	—
Total other comprehensive loss, net of tax	(56)	—
Comprehensive income	$10,622	$13,488
Net income attributable to common stockholders:
Basic	$10,664	$3,915
Diluted	$10,665	$1,347
Earnings per share attributable to common stockholders:
Basic	$0.11	$0.15
Diluted	$0.10	$0.04
Weighted-average shares used to compute earnings per share attributable to common stockholders:
Basic	98,965,274	26,329,495
Diluted	104,539,452	33,262,082

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stitch Fix, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares		Amount
Balance as of July 29, 2017	59,511,055	$42,222	26,834,535		$1	$27,002	$—	$34,858	$61,861
Issuance of common stock upon exercise of stock options	—	—	211,236		—	444	—	—	444
Repurchase of common stock related to early exercised options	—	—	(19,479)		—	—	—	—	—
Vesting of early exercised options	—	—	—		—	315	—	—	315
Stock-based compensation	—	—	—		—	2,159	—	—	2,159
Net income	—	—	—		—	—	—	13,488	13,488
Balance as of October 28, 2017	59,511,055	$42,222	27,026,292		$1	$29,920	$—	$48,346	$78,267

	Convertible Preferred Stock		Common Stock			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares		Amount
Balance as of July 28, 2018	—	—	98,799,861		$2	$235,312	$—	$79,758	$315,072
Cumulative effect of adopting accounting standards(1)	—	—	—		—	—	—	35	35
Issuance of common stock upon exercise of stock options	—	—	578,107		—	2,000	—	—	2,000
Issuance of restricted stock units, net of tax withholdings	—	—	56,257		—	(1,363)	—	—	(1,363)
Vesting of early exercised options	—	—	—		—	90	—	—	90
Stock-based compensation	—	—	—		—	7,047	—	—	7,047
Net income	—	—	—		—	—	—	10,678	10,678
Other comprehensive loss, net of tax	—	—	—	—	—	—	(56)	—	(56)
Balance as of October 27, 2018	—	$—	99,434,225		$2	$243,086	$(56)	$90,471	$333,503

(1) See Note 2, Summary of Significant Accounting Policies, of the Notes to the Condensed Consolidated Financial Statements for more details on the cumulative effect of adopting accounting standards.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stitch Fix, Inc.
Condensed Consolidated Statements of Cash Flow
(Unaudited)
(In thousands)

	For the Three Months Ended
	October 27, 2018	October 28, 2017
Cash Flows from Operating Activities
Net income	$10,678	$13,488
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(1,061)	(1,366)
Remeasurement of preferred stock warrant liability	—	(9,071)
Inventory reserves	1,563	4,224
Stock-based compensation expense	6,637	2,038
Depreciation and amortization	3,175	2,270
Loss on disposal of property and equipment	—	131
Change in operating assets and liabilities:
Inventory	(23,172)	(24,208)
Prepaid expenses and other assets	1,252	4,084
Accounts payable	26,008	13,967
Accrued liabilities	24,360	16,942
Deferred revenue	2,532	1,663
Gift card liability	(141)	(119)
Other liabilities	(865)	748
Net cash provided by operating activities	50,966	24,791
Cash Flows from Investing Activities
Purchases of property and equipment	(6,985)	(4,180)
Purchases of securities available-for-sale	(169,095)	—
Sales of securities available-for-sale	302	—
Net cash used in investing activities	(175,778)	(4,180)
Cash Flows from Financing Activities
Proceeds from the exercise of stock options	637	444
Repurchase of Class B common stock related to early exercised options	—	(39)
Payment of deferred offering costs	—	(528)
Net cash provided by (used in) financing activities	637	(123)
Net increase (decrease) in cash, cash equivalents and restricted cash	(124,175)	20,488
Cash, cash equivalents and restricted cash at beginning of period	310,366	119,958
Cash, cash equivalents and restricted cash at end of period	$186,191	$140,446
Components of cash, cash equivalents and restricted cash
Cash and cash equivalents	$173,341	$131,096
Restricted cash – current portion	250	250
Restricted cash – long-term portion	12,600	9,100
Total cash, cash equivalents and restricted cash	$186,191	$140,446
Supplemental Disclosure
Cash paid for income taxes	$42	$—
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$224	$1,022
Capitalized stock-based compensation	$410	$121
Vesting of early exercised options	$90	$315
Deferred offering costs included in accrued liabilities	$—	$920

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

2.	Summary of Significant Accounting Policies
Basis of Presentation
Our fiscal year is a 52-week or 53-week period ending on the Saturday closest to July 31. The fiscal years ended August 3, 2019 (“2019”) and July 28, 2018 (“2018”) consist of 53 weeks and 52 weeks, respectively.
The unaudited condensed consolidated financial statements include the accounts of Stitch Fix, Inc. and our wholly owned subsidiaries, and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and following the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of our financial information. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending August 3, 2019, or for any other interim period or for any other future year. All intercompany balances and transactions have been eliminated in consolidation.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the fiscal year ended July 28, 2018, included in the Company’s Annual Report on Form 10-K filed with the SEC on October 3, 2018 (“2018 Annual Report”).
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in our condensed consolidated financial statements and accompanying footnotes.
Significant estimates and assumptions are used for inventory, stock-based compensation expense, income taxes, revenue recognition and, prior to our IPO, common stock valuation and remeasurement of preferred stock warrant liability. Actual results could differ from those estimates and such differences may be material to the condensed consolidated financial statements.

Restricted Cash
Restricted cash represents cash balances held in segregated accounts collateralizing letters of credit for our leased properties as of October 27, 2018, and July 28, 2018.
Investment Securities
The Company’s short-term and long-term investments have been classified and accounted for as available-for-sale. We determine the appropriate classification of our investments at the time of purchase and reevaluate the classifications at each balance sheet date. Available-for-sale securities with maturities of 12 months or less are classified as short-term and available-for-sale securities with maturities greater than 12 months are classified as long-term. The Company’s available-for-sale securities are carried at fair value, with unrealized gains and losses, net of taxes, reported within accumulated other comprehensive loss (“AOCI”) in stockholders’ equity, with the exception of unrealized losses believed to be other-than-temporary, which are reported in earnings in the current period, if applicable. The cost of securities sold is based upon the specific identification method.
Foreign Currency
The functional currency of our international subsidiary is the local currency. For that subsidiary, we translate assets and liabilities to U.S. dollars using period-end exchange rates, and average monthly exchange rates for revenues, costs, and expenses. We record  translation gains and losses in AOCI as a component of stockholders’ equity. Net foreign exchange transaction gains and losses resulting from the conversion of the transaction currency to functional currency are recorded in Other income, net in the condensed consolidated statements of operations and comprehensive income.
Revenue Recognition
We generate revenue primarily from the sale of merchandise in a Fix. Clients create an online account on our website or mobile app, complete a style profile and order a Fix to be delivered on a specified date.
Each Fix represents an offer made by us to the client to purchase merchandise. The client is charged a nonrefundable $20 upfront styling fee before the Fix is shipped. As an alternative to the styling fee, we offer select clients the option to purchase a Style Pass. Style Pass clients pay a $49 nonrefundable annual fee for unlimited Fixes that is credited towards merchandise purchases. If the offer to purchase merchandise is accepted, we charge the client the order amount for the accepted merchandise, net of the upfront styling fee or Style Pass annual fee. For each Fix, acceptance occurs when the client checks out the merchandise on our website or mobile app. We offer a 25% discount to clients who purchase all of the items in the Fix.
We recognize revenue through the following steps: (1) identification of the contract, or contracts, with the customer; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when, or as, we satisfy a performance obligation.
Both our styling fee and Style Pass arrangements consist of one performance obligation, which is the option to purchase merchandise. The upfront styling fee is not a performance obligation as the styling activity is not distinct within the context of the contract. Similarly, the right to receive multiple options under Style Pass does not provide the customer with material stand-alone value and therefore does not give rise to a separate performance obligation. Both the upfront styling fee and Style Pass annual fee are included in deferred revenue until the performance obligation is satisfied when the client exercises his or her option to purchase merchandise (i.e., upon checkout of a Fix) or when the option(s) to purchase merchandise expire(s).
Revenue is recognized when control of the promised goods is transferred to the client. Control is transferred when the client accepts or rejects the offer to purchase merchandise. Upon acceptance by purchasing one or more items within the Fix at checkout, the total amount of the order, including the upfront styling fee, is recognized as revenue. If none of the items within the Fix are accepted at checkout, the upfront styling fee is recognized as revenue at that time. The Style Pass annual fee is recognized at the earlier of (i) the time at which a client accepts and applies the Style Pass fee to an offer to purchase merchandise or (ii) upon expiry of the annual period. Under Style Pass arrangements, if a client does not accept any items within the Fix, the annual fee will continue to be deferred until it is applied to a future purchase or upon expiry of the annual period. If a client would like to exchange an item, we recognize revenue at the time the exchanged item is shipped, which coincides with the transfer of control to the customer.
We deduct discounts, sales tax and estimated refunds to arrive at net revenue. Sales tax collected from clients is not considered revenue and is included in accrued liabilities until remitted to the taxing authorities. All shipping and handling costs are accounted for as fulfillment costs in Cost of goods sold and Selling, general, and administrative expense (“SG&A”), respectively, and are therefore not evaluated as a separate performance obligation. Discounts are recorded as a reduction to revenue when the order is accepted. We record a refund reserve based on our historical refund patterns. Our refund reserve, which was included in accrued liabilities in the consolidated balance sheets, was $2.5 million and $2.3 million as of October 27, 2018, and July 28, 2018, respectively.

The Company has four types of contractual liabilities: (i) cash collections of upfront styling fees, which are included in Deferred revenue and are recognized as revenue upon the earlier of application to a merchandise purchase or expiry of the offer (ii) cash collections of Style Pass annual fees, which are included in Deferred revenue and are recognized upon the earlier of application to a merchandise purchase or expiry of the Style Pass annual period, (iii) unredeemed gift cards, which are included in Gift card liability and recognized as revenue upon usage or inclusion in gift card breakage estimates and (iv) referral credits, which are included in Other current liabilities and are recognized as revenue when used.
We sell gift cards to clients and establish a liability based upon the face value of such gift cards. We reduce the liability and recognize revenue upon usage of the gift card. If a gift card is not used, we will recognize estimated gift card breakage revenue proportionately to customer usage of gift cards over the expected gift card usage period, subject to requirements to remit balances to governmental agencies. All commissions paid to third parties upon issuance of gift cards are recognized in SG&A as incurred, as on average, gift cards are used within a one-year period. Similarly, referral credits that are considered incremental costs of obtaining a contract with a customer are recognized in SG&A when issued, as on average, referral credits are used within a one-year period.
Contractual liabilities included in Deferred revenue, Gift card liability and Other current liabilities were $11.2 million, $6.3 million and $0.8 million, respectively, at October 27, 2018, and $8.9 million, $6.8 million and $2.7 million, respectively, at July 28, 2018. During the three months ended October 27, 2018, the Company recognized $8.2 million, $0.1 million and $0.6 million of net revenue included in Deferred revenue, Gift card liability and Other current liabilities, respectively, at July 28, 2018. All amounts presented as of July 28, 2018, are accounted for under ASC 605. All amounts presented as of October 27, 2018, include the transition impact of adopting ASC 606. See “Recently Adopted Accounting Pronouncements” below.
Deferred revenue related to upfront styling fees totaled $10.1 million as of October 27, 2018, and $7.6 million as of July 28, 2018. Deferred revenue related to Style Pass annual fees totaled $1.1 million as of October 27, 2018, and $1.1 million as of July 28, 2018. Deferred revenue related to exchanges totaled $0.2 million as of July 28, 2018.
The Company expects Deferred revenue for upfront styling fees and Style Pass annual fees to be recognized within one year. On average, Gift card liability and Other current liabilities are also recognized within one year.
Concentration of Credit Risks
We are subject to concentrations of credit risk principally from cash and cash equivalents and investment securities. The majority of our cash is held by three financial institutions within the United States. Our cash balances held by these institutions may exceed federally insured limits. The associated risk of concentration for cash is mitigated by banking with credit-worthy institutions. Our cash equivalents consist of money market funds and commercial paper. The associated risk of concentration for cash equivalents and investments is mitigated by maintaining a diversified portfolio of highly rated instruments.
No client accounted for greater than 10% of total revenue, net for the three months ended October 27, 2018, and October 28, 2017.
Recently Issued Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to record most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. We expect to adopt this standard in our first quarter of fiscal 2020. We are currently evaluating the impact that this standard will have on our consolidated financial statements but we expect that it will result in a substantial increase in our long-term assets and liabilities.
In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. Under this ASU, the accounting for awards issued to nonemployees will be similar to the accounting for employee awards. This includes allowing for the measurement of awards at the grant date and recognition of awards with performance conditions when those conditions are probable, both of which are earlier than under current guidance for nonemployee awards. We expect to adopt this standard in our first quarter of fiscal 2020. We are currently evaluating the impact that this standard will have on our consolidated financial statements.
Recently Adopted Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amended the existing FASB Accounting Standards Codification. ASU 2014-09 establishes a principle for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services and also provides guidance on the recognition of costs related to obtaining and fulfilling customer contracts. The new guidance may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption (“modified retrospective method”).

We adopted the standard in the first quarter of fiscal 2019 under the modified retrospective approach. Under the new standard, we recognize estimated gift card breakage revenue proportionately to customer gift card usage over the expected gift card usage period rather than waiting until the likelihood of redemption becomes remote.  Further, we recognize revenue related to exchanges upon shipment by us, rather than upon receipt by the customer.  In the first quarter of fiscal 2019, the Company recorded a cumulative catch-up adjustment resulting in an increase to opening retained earnings, net of tax, of $0.4 million, comprised of the impact of $0.3 million from the change in revenue recognition related to gift cards and $0.1 million from the recognition of exchanges upon shipment. The impact to net revenue for the three months ended October 27, 2018, was an increase of $0.5 million as a result of applying the standard.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory (Topic 740), which amends existing guidance on the recognition of current and deferred income tax impacts for intra-entity asset transfers other than inventory. We adopted the standard in the first quarter of fiscal 2019 under the modified retrospective approach. As a result, a cumulative adjustment of $0.4 million, net of tax, was recorded to reduce opening retained earnings in connection with this adoption.

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
Our financial instruments consist of short-term and long-term investments, accounts payable, accrued liabilities and, prior to our IPO, the preferred stock warrant liability. At October 27, 2018, and July 28, 2018, the carrying values of cash and cash equivalents, accounts payable and accrued liabilities approximated fair value due to their short-term maturities. In November 2017, in connection with our IPO, all outstanding preferred stock warrants were automatically exercised into Class B common stock. As a result, we remeasured and reclassified the preferred stock warrant liability to additional paid-in capital upon the closing of the IPO.
The following table sets forth the amortized cost, gross unrealized gains, gross unrealized losses and fair values of our short-term and long-term investments accounted for as available-for-sale as of October 27, 2018:

	October 27, 2018
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial Assets:
Investments:
U.S. Treasury securities	$31,808	$—	$(12)	$31,796
Commercial paper	41,431	—	—	41,431
Asset-backed securities	34,723	5	(45)	34,683
Corporate bonds	61,042	—	(97)	60,945
Total	$169,004	$5	$(154)	$168,855

The following table sets forth the fair value of available-for-sale securities by contractual maturity as of October 27, 2018:

	October 27, 2018
(in thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Financial Assets:
Investments:
U.S. Treasury securities	$31,796	$—	$—	$31,796
Commercial paper	41,431	—	—	41,431
Asset-backed securities	5,933	28,750	—	34,683
Corporate bonds	5,825	55,120	—	60,945
Total	$84,985	$83,870	$—	$168,855
The following table sets forth our short-term and long-term investments accounted for as available-for-sale that were measured at fair value on a recurring basis based on the fair value hierarchy as of October 27, 2018:

	October 27, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$862	$—	$—	$862
Commercial paper	—	5,993	—	5,993
Investments:
U.S. Treasury securities	31,796	—	—	31,796
Commercial paper	—	41,431	—	41,431
Asset-backed securities	—	34,683	—	34,683
Corporate bonds	—	60,945	—	60,945
Total	$32,658	$143,052	$—	$175,710
As of July 28, 2018, the Company did not have any financial instruments measured at fair value.
There were no transfers of financial assets or liabilities into or out of Level 1, Level 2 or Level 3 for the three months ended October 27, 2018, and October 28, 2017.
The following table sets forth a summary of the changes in the fair value of the preferred stock warrant liability for the three months ended October 28, 2017 (in thousands):

(in thousands)	For the Three Months Ended October 28, 2017
Balance at July 29, 2017	$26,679
Change in fair value	(9,071)
Ending Balance at October 28, 2017	$17,608
See Note 5, Preferred Stock Warrant Liability, for more details on our preferred stock warrants.

4.	Accrued Liabilities
Accrued liabilities consisted of the following:

(in thousands)	October 27, 2018	July 28, 2018
Compensation and related benefits	$7,019	$10,680
Advertising	14,075	10,456
Sales taxes	8,399	7,066
Shipping and freight	11,271	4,801
Accrued accounts payable	6,146	4,567
Inventory purchases	14,709	506
Other	5,479	4,961
Total accrued liabilities	$67,098	$43,037

5.	Preferred Stock Warrant Liability
In 2012 and 2013, in connection with financing arrangements, we issued warrants to purchase shares of our convertible preferred stock. For one of the financing arrangements, we issued warrants to purchase 375,230 shares of Series Seed convertible preferred stock at an exercise price of $0.1066 per share and 66,265 shares of Series A convertible preferred stock at an exercise price of $0.22636 per share. For the second financing arrangement, we issued warrants for the purchase of, at the warrant holder’s option, either (a) 624,730 shares of Series A-1 convertible preferred stock at an exercise price of $0.2401 per share or (b) 308,315 shares of Series B convertible preferred stock at an exercise price of $0.486516 per share. Prior to their automatic exercise in connection with our IPO, as described below, the warrants were exercisable for and expired 10 years from the date of issuance. In November 2017, in connection with our IPO, the preferred stock warrants were automatically exercised into Class B common stock and the preferred stock warrant liability was reclassified to additional paid-in capital.

6.	Commitments and Contingencies
Commitments
On October 12, 2018, we executed an agreement with a third-party logistics contractor to lease and operate a fulfillment center in Leicester, England (the “Fulfillment Center Logistics Agreement”). The agreement commits the Company to a five-year contract for logistics services at the Leicester fulfillment center that can be terminated after two years, with six months’ advance notice. Effective with the Fulfillment Center Logistics Agreement, the leasing component of the arrangement will be accounted for as an operating lease with future minimum lease payments over the five-year term of $11.1 million.
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
On October 11, 2018, October 26, 2018, and November 16, 2018, three putative class action lawsuits alleging violations of the federal securities laws were filed in the U.S. District Court for the Northern District of California, naming as defendants us and certain of our officers. The three lawsuits make the same allegations of violations of the Securities Exchange Act of 1934 by us and our officers for allegedly making materially false and misleading statements regarding our active client growth and strategy with respect to television advertising between June 2018 and October 2018. The plaintiffs seek unspecified monetary damages and other relief. We expect the three lawsuits to be consolidated into one.
There have been no other material changes to our commitments and contingencies as disclosed in our 2018 Annual Report.
Indemnifications
In the ordinary course of business, we may provide indemnifications of varying scope and terms to vendors, directors, officers and other parties with respect to certain matters. We have not incurred any material costs as a result of such indemnifications and have not accrued any liabilities related to such obligations in our condensed consolidated financial statements.

7.	Accumulated Other Comprehensive Loss
The table below presents the changes in accumulated other comprehensive loss by component and the reclassifications out of AOCI:

	Changes in Accumulated Other Comprehensive Income
(in thousands)	Available-for-sale Securities	Foreign Currency Translation	Total
Balance at July 28, 2018	$—	$—	$—
Other comprehensive income (loss) before reclassifications(1)	(82)	26	(56)
Net change in AOCI	(82)	26	(56)
Balance at October 27, 2018	$(82)	$26	$(56)

 (1)The associated income tax effects for gains / losses on available-for-sale securities were $67.
8.    Stock-Based Compensation
2011 Equity Incentive Plan
In 2011, we adopted the 2011 Equity Incentive Plan (the “2011 Plan”). The 2011 Plan provided for the grant of stock-based awards to employees, including directors and nonemployees under terms and provisions established by the board of directors.
The 2011 Plan allowed for the grant of incentive stock options or nonqualified stock options as well as restricted stock units, restricted stock and stock appreciation rights. As of October 27, 2018, we had only granted incentive and nonqualified stock options under the 2011 Plan. Employee stock option grants generally vest 25% on the first anniversary of the grant date with the remaining options vesting ratably over the next three years. Options generally expire after 10 years. Effective upon our IPO, the 2011 Plan was replaced by the 2017 Incentive Plan.
2017 Incentive Plan
In November 2017, our board of directors and stockholders adopted our 2017 Incentive Plan (the “2017 Plan”). The remaining shares available for issuance under the 2011 Plan became reserved for issuance under the 2017 Plan. Our 2017 Plan provides for the grant of Class A incentive stock options to employees, including employees of any parent or subsidiary, and for the grant of nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards and other forms of stock awards to employees, directors and consultants, including employees and consultants of our subsidiaries. The number of shares authorized for issuance under the 2017 Plan was 28,423,374 as of October 27, 2018, of which 3,149,479 were available for grant.
Stock option activity under the 2011 Plan and 2017 Plan is as follows:

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in thousands)
Balance – July 28, 2018	9,052,160	$11.74	8.23	$160,856
Authorized	—
Granted	105,061	$38.69
Exercised	(578,107)	$3.39
Cancelled	(175,356)	$11.20
Balance – October 27, 2018	8,403,758	$12.29	8.11	$95,008
The aggregate intrinsic value is the difference between the current fair value of the underlying common stock and the exercise price for in-the-money stock options.

The following table summarizes the restricted stock unit (“RSU”) award activity under the 2017 Plan:

	Unvested RSUs
	Class A Common Stock	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in thousands)
Unvested at July 28, 2018	2,432,326	$21.58	3.50	$71,778
Granted	759,776	$40.73
Vested	(56,257)	$19.38
Forfeited	(95,337)	$23.45
Unvested at October 27, 2018	3,040,508	$26.38	3.51	$71,969
Stock-Based Compensation Expense
Stock-based compensation expense for employees was $6.6 million for the three months ended October 27, 2018, and $2.0 million for the three months ended October 28, 2017. Stock-based compensation expense is included in selling, general and administrative expenses in our condensed consolidated statements of operations.
The weighted-average grant date fair value of options granted during the three months ended October 27, 2018, was $17.22 per share. The weighted-average grant date fair value of options granted during the three months ended October 28, 2017, was $7.55 per share. As of October 27, 2018, the total unrecognized compensation expense related to unvested options and RSUs, net of estimated forfeitures, was $121.3 million, which we expect to recognize over an estimated weighted average period of 3.1 years.
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

For the Three Months Ended
	October 27, 2018	October 28, 2017
Expected term (in years)	5.1 - 6.2	5.6 - 6.5
Volatility	41.7 - 42.0%	42.1 - 43.5%
Risk free interest rate	2.8 - 3.0%	1.9 - 2.0%
Dividend yield	—%	—%
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

9.	Income Taxes
The following table summarizes our effective tax rate from income for the periods presented:

	For the Three Months Ended
(in thousands)	October 27, 2018	October 28, 2017
Income before income taxes	$12,416	$18,632
Provision for income taxes	1,738	5,144
Effective tax rate	14.0%	27.6%

We are primarily subject to income taxes in the United States. Our effective tax rate for the three months ended October 27, 2018, differs from the federal statutory income tax rate primarily due to lower tax rates in foreign jurisdictions where international expansion expenses are incurred, and certain nondeductible expenses and state taxes, partially offset by the benefits on stock-based compensation deductions and allowable credits.
Our effective tax rate for the three months ended October 28, 2017, was based on the historic statutory tax rate of 35%. Our effective tax rate for the three months ended October 28, 2017, differed from the federal statutory income tax rate primarily due to nondeductible loss on remeasurement of the preferred stock warrant liability, state taxes and certain other nondeductible expenses, partially offset by the benefits on certain stock-based compensation deductions.
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Tax Act”), which significantly changed U.S. tax law. The Tax Act contains several key tax provisions including the reduction of the corporate income tax rate from 35% to 21%, as well as a variety of other changes including the acceleration of expensing of certain business assets and reductions in the amount of executive pay that could qualify as a tax deduction. The federal statutory tax rate reduction is effective January 1, 2018.
During the period ended July 28, 2018, the Company remeasured the deferred tax balances based on the tax rates at which they are expected to reverse in the future which resulted in an increase in income tax expense of $6.7 million. The Company will continue to refine adjustments made under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), during the measurement period as a result of future changes in interpretation, information available, assumptions made by the Company and/or issuance of additional guidance. There were no changes to the remeasurement of deferred tax balances during the three months ended October 27, 2018.
We continue to monitor the progress of ongoing discussions with tax authorities and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions.

10.	Earnings Per Share Attributable to Common Stockholders
Basic and diluted net income per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. We consider convertible preferred stock and early exercised share options to be participating securities. In connection with our IPO, we established two classes of authorized common stock: Class A common stock and Class B common stock. As a result, all then-outstanding shares of common stock were converted into shares of Class B common stock upon effectiveness of the IPO. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting, conversion and transfer rights. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock is convertible at any time at the option of the stockholder into one share of Class A common stock.
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

A reconciliation of the numerator and denominator used in the calculation of the basic and diluted EPS attributable to common stockholders is as follows:

	For the Three Months Ended
	October 27, 2018		October 28, 2017
(in thousands, except share and per share amounts)	Class A	Class B	Class B
Numerator:
Net income	$4,084	$6,594	$13,488
Less: noncumulative dividends to preferred stockholders	—	—	(635)
Less: undistributed earnings to participating securities	(5)	(9)	(8,938)
Net income attributable to common stockholders - basic	4,079	6,585	3,915
Less: change in fair value of preferred stock warrant liability (net of tax)	—	—	(9,071)
Add: adjustments to undistributed earnings to participating securities	1	—	6,503
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	6,585	—	—
Reallocation of undistributed earnings to Class B shares	—	85	—
Net income attributable to common stockholders - diluted	$10,665	$6,670	$1,347
Denominator:
Weighted-average shares of common stock - basic	37,850,643	61,114,631	26,329,495
Conversion of Class B to Class A common shares outstanding	61,114,631	—	—
Effect of dilutive stock options and restricted stock units	5,574,178	4,260,911	5,876,621
Effect of potentially dilutive preferred stock warrants	—	—	1,055,966
Weighted-average shares of common stock - diluted	104,539,452	65,375,542	33,262,082
Earnings per share attributable to common stockholders:
Basic	$0.11	$0.11	$0.15
Diluted	$0.10	$0.10	$0.04
The following common stock equivalents were excluded from the computation of diluted earnings per share for the periods presented because including them would have been antidilutive:

	For the Three Months Ended
	October 27, 2018	October 28, 2017
Convertible preferred stock	—	59,511,055
Preferred stock warrants	—	—
Restricted stock units	750,607	—
Stock options to purchase Class A common stock	351,184	—
Stock options to purchase Class B common stock	2,239	954,706
Total	1,104,030	60,465,761

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes thereto included in Part I, Item 1 of this report and with our audited financial statements and related notes and our Annual Report on Form 10-K for the year ended July 28, 2018, filed with the Securities and Exchange Commission on October 3, 2018. We use a 52- or 53-week fiscal year, with our fiscal year ending on the Saturday that is closest to July 31 of that year. Each fiscal year generally consists of four 13-week fiscal quarters, with each fiscal quarter ending on the Saturday that is closest to the last day of the last month of the quarter. The fiscal years ended July 28, 2018, and August 3, 2019, includes 52 and 53 weeks of operations, respectively. Throughout this Quarterly Report on Form 10-Q (this “Quarterly Report”), all references to quarters and years are to our fiscal quarters and fiscal years unless otherwise noted.
Special Note Regarding Forward-Looking Statements
This Quarterly Report contains forward-looking statements that involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report that are not purely historical, including without limitation statements in the following discussion and analysis of financial condition and results of operations regarding our projected financial position and results, business strategy, plans and objectives of our management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management, which are in turn based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” included under Part II, Item 1A below. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
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
In October 2018, we announced that we are planning to launch operations in the United Kingdom by the end of our fiscal year 2019.
We believe our success in serving clients has resulted in our rapid and profitable growth. We have achieved positive cash flows from operations on an annual basis since 2014, while continuing to make meaningful investments to drive growth. For the three months ended October 27, 2018, we reported $366.2 million in net revenue, representing year-over-year growth of 23.9% from the three months ended October 28, 2017. As of October 27, 2018, and October 28, 2017, we had 2,930,000 active clients and 2,396,000 active clients, respectively, representing year-over-year growth of 22.3%.
Net income for the three months ended October 27, 2018, was $10.7 million, a decrease of $2.8 million from the three months ended October 28, 2017. Included in net income for the three months ended October 28, 2017, was a $9.1 million gain on remeasurement of our preferred stock warrant liability prior to our initial public offering (“IPO”) and higher statutory tax rates prior to the Tax Cuts and Jobs Act (the “Tax Act”), which was enacted on December 22, 2017.
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

•
adjusted EBITDA excludes the recurring, non-cash expenses of depreciation and amortization of property and equipment and, although these are non-cash expenses, the assets being depreciated and amortized may have to be replaced in the future;

•	adjusted EBITDA does not reflect our tax provision, which reduces cash available to us;

•	adjusted EBITDA excludes interest income and other income, net, as these items are not components of our core business; and

•	free cash flow does not represent the total residual cash flow available for discretionary purposes and does not reflect our future contractual commitments.
Adjusted EBITDA
We define adjusted EBITDA as net income excluding interest income, other income, net, provision for income taxes, depreciation and amortization, and, when present, the remeasurement of preferred stock warrant liability. The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to adjusted EBITDA for each of the periods presented:

	For the Three Months Ended
(in thousands)	October 27, 2018	October 28, 2017
Adjusted EBITDA reconciliation:
Net income	$10,678	$13,488
Add (deduct):
Interest income	(1,399)	(17)
Other income, net	(120)	—
Provision for income taxes	1,738	5,144
Depreciation and amortization	3,394	2,270
Remeasurement of preferred stock warrant liability	—	(9,071)
Adjusted EBITDA	$14,291	$11,814
Non-GAAP Net Income
We define non-GAAP net income as net income excluding, when present, the remeasurement of preferred stock warrant liability. The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to non-GAAP net income for each of the periods presented:

	For the Three Months Ended
(in thousands)	October 27, 2018	October 28, 2017
Non-GAAP net income reconciliation:
Net income	$10,678	$13,488
Add (deduct):
Remeasurement of preferred stock warrant liability	—	(9,071)
Non-GAAP net income	$10,678	$4,417
Non-GAAP Earnings Per Share – Diluted
We define non-GAAP EPS as diluted EPS excluding, when present, the per share impact of the remeasurement of preferred stock warrant liability. The following table presents a reconciliation of EPS attributable to common stockholders – diluted, the most comparable GAAP financial measure, to non-GAAP EPS attributable to common stockholders – diluted for each of the periods presented:

	For the Three Months Ended
(in dollars)	October 27, 2018	October 28, 2017
Non-GAAP earnings per share – diluted reconciliation:
Earnings (loss) per share attributable to common stockholders - diluted	$0.10	$0.04
Per share impact of the remeasurement of preferred stock warrant liability(1)	—	—
Non-GAAP earnings per share attributable to common stockholders – diluted	$0.10	$0.04

 (1) For the three months ended October 28, 2017, the preferred stock warrant liability was dilutive and included in earnings per share attributable to common stockholders - diluted. Therefore, it is not an adjustment to arrive at non-GAAP EPS - diluted.

Free Cash Flow
We define free cash flow as cash flow from operations reduced by purchases of property and equipment that are included in cash flow from investing activities. The following table presents a reconciliation of cash flows from operating activities, the most comparable GAAP financial measure, to free cash flow for each of the periods presented:

	For the Three Months Ended
(in thousands)	October 27, 2018	October 28, 2017
Free cash flow reconciliation:
Cash flows from operating activities	$50,966	$24,791
Deduct:
Purchases of property and equipment	(6,985)	(4,180)
Free cash flow	$43,981	$20,611
Cash flows used in investing activities	$(175,778)	$(4,180)
Cash flows from (used in) financing activities	$637	$(123)
Active Clients
We believe that the number of active clients is a key indicator of our growth and the overall health of our business. We define an active client as a client who checked out a Fix in the preceding 12-month period, measured as of the last date of that period. A client checks out a Fix when she indicates what items she is keeping through our mobile application or on our website. We consider each Kids account as a client for calculating our active client number. We had 2,930,000 and 2,396,000 active clients as of October 27, 2018, and October 28, 2017, respectively, representing year-over-year growth of 22.3%.
Factors Affecting Our Performance
Client Acquisition and Engagement
To grow our business, we must continue to acquire clients and successfully engage them. We believe that implementing broad-based marketing strategies that increase our brand awareness has the potential to strengthen Stitch Fix as a national consumer brand, help us acquire new clients and drive revenue growth. As our business has achieved a greater scale and we are able to support a large and growing client base, we have increased our investments in marketing to take advantage of more marketing channels to efficiently acquire clients. For example, we continue to increase our advertising spend, from $28.2 million for the three months ended October 28, 2017, to $38.9 million for the three months ended October 27, 2018, to support the growth of our business. We expect to continue to make significant marketing investments to grow our business. We currently utilize both digital and offline channels to attract new visitors to our website or mobile app and subsequently convert them into clients. Our current marketing efforts include client referrals, affiliate programs, partnerships, display advertising, television, print, radio, video, content, direct mail, social media, email, mobile “push” communications, search engine optimization and keyword search campaigns.
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
We generate revenue primarily from the sale of merchandise. We charge a $20 nonrefundable upfront fee, referred to as a “styling fee,” that is credited towards any merchandise purchased in the Fix. We deduct discounts, sales tax and estimated refunds to arrive at net revenue, which we refer to as revenue throughout the report. In December 2017, we launched Style Pass to provide our clients with an alternative to paying a $20 styling fee per Fix. With Style Pass, clients pay a $49 nonrefundable annual fee for unlimited styling that is credited towards merchandise purchases. To a lesser extent, we also recognize estimated revenue resulting from gift card breakage. We expect our revenue to increase in absolute dollars as we grow our business, although our revenue growth rate may continue to slow in future periods.
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
Remeasurement of Preferred Stock Warrant Liability
We estimate the fair value of the preferred stock warrant liability at the end of each reporting period and recognize changes in the fair value through our statement of operations. In connection with our IPO, all warrants were automatically exercised for no consideration; therefore, we do not expect to have preferred stock warrant liability in future periods.
Interest Income
Interest income is generated from our cash equivalents and investments in securities available for sale.
Provision for Income Taxes
Our provision for income taxes consists of an estimate of federal, state and international income taxes based on enacted federal, state and international tax rates, as adjusted for allowable credits, deductions and the valuation allowance against deferred tax assets, as applicable.

Results of Operations
Comparison of the Three Months Ended October 27, 2018, and October 28, 2017
The following table sets forth our results of operations for the periods indicated:

	For the Three Months Ended		%
(in thousands)	October 27, 2018	October 28, 2017	Change
Revenue, net	$366,236	$295,563	23.9%
Cost of goods sold	201,068	166,548	20.7%
Gross profit	165,168	129,015	28.0%
Selling, general and administrative expenses	154,271	119,471	29.1%
Operating income	10,897	9,544	14.2%
Remeasurement of preferred stock warrant liability	—	(9,071)	(100.0)%
Interest income	(1,399)	(17)	*
Other income, net	(120)	—	100.0%
Income before income taxes	12,416	18,632	(33.4)%
Provision for income taxes	1,738	5,144	(66.2)%
Net income	$10,678	$13,488	(20.8)%

* Not meaningful
 The following table sets forth the components of our results of operations as a percentage of revenue:

	For the Three Months Ended
	October 27, 2018	October 28, 2017
Revenue, net	100.0%	100.0%
Cost of goods sold	54.9%	56.3%
Gross margin	45.1%	43.7%
Selling, general and administrative expenses	42.1%	40.5%
Operating income	3.0%	3.2%
Remeasurement of preferred stock warrant liability	—%	(3.1)%
Interest income	(0.4)%	—%
Other income, net	—%	—%
Income before income taxes	3.4%	6.3%
Provision for income taxes	0.5%	1.7%
Net income	2.9%	4.6%
Revenue and Gross Margin
Revenue increased by $70.7 million or 23.9% during the three months ended October 27, 2018, compared with the same period last year. The increase in revenue was primarily attributable to a 22.3% increase in active clients from October 28, 2017, to October 27, 2018, which drove increased sales of merchandise.
Gross margin for the three months ended October 27, 2018, increased by 1.4% compared with the same period last year. The increase was primarily attributable to a decrease in inventory obsolescence reserves due to improved inventory management and, to a lesser extent, a decrease in clearance and inventory shrink.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $34.8 million for the three months ended October 27, 2018, compared with the same period in 2017. As a percentage of revenue, selling, general and administrative expenses increased to 42.1% for the three months ended October 27, 2018, compared with 40.5% for the three months ended October 28, 2017.
The increase for the three months ended October 27, 2018, compared with the same period last year was primarily related to higher compensation and benefits expense and stock-based compensation expense due to increased headcount as we continued to invest in technology talent and to higher advertising spend as we expanded our online and television advertising initiatives.

Remeasurement of Preferred Stock Warrant Liability
The elimination of the remeasurement of the preferred stock warrant liability was due to the conversion of our preferred stock warrants into Class B common stock as part of our IPO.
Provision for Income Taxes
The following table summarizes our effective tax rate from income for the periods presented:

	For the Three Months Ended
(in thousands)	October 27, 2018	October 28, 2017
Income before income taxes	$12,416	$18,632
Provision for income taxes	1,738	5,144
Effective tax rate	14.0%	27.6%
We are primarily subject to income taxes in the United States. Our effective tax rate for the three months ended October 27, 2018, differs from the federal statutory income tax rate primarily due to lower tax rates in foreign jurisdictions where international expansion expenses are incurred, and certain nondeductible expenses and state taxes, partially offset by the benefits on stock-based compensation deductions, and allowable credits.
Our effective tax rate for the three months ended October 28, 2017, was based on the historic statutory tax rate of 35%. Our effective tax rate for the three months ended October 28, 2017, differ from the federal statutory income tax rate primarily due to nondeductible loss on remeasurement of the preferred stock warrant liability, state taxes and certain other nondeductible expenses, partially offset by the benefits on certain stock-based compensation deductions.
Liquidity and Capital Resources
Sources of Liquidity
Our principal sources of liquidity since inception have been our cash flows from operations, as well as the net proceeds we received through private sales of equity securities and our IPO. We have had positive and growing cash flows from operations since 2014. As of October 27, 2018, we had raised an aggregate of $169.6 million of equity capital including proceeds from our IPO. We had $173.3 million of cash and cash equivalents, $12.9 million of restricted cash and investments of $168.9 million as of October 27, 2018. Our investments include U.S. Treasury securities, asset-backed securities, commercial paper and corporate bonds, all of which are highly rated. Our investment balance includes $85.0 million of short-term investments with contractual maturities of 12 months or less as of October 27, 2018.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated and our cash and working capital balances as of the end of the period:

	For the Three Months Ended
(in thousands)	October 27, 2018	October 28, 2017
Net cash provided by operating activities	$50,966	$24,791
Net cash used in investing activities	(175,778)	(4,180)
Net cash provided by (used in) financing activities	637	(123)
Net increase (decrease) in cash and restricted cash	$(124,175)	$20,488
Cash provided by operating activities
During the three months ended October 27, 2018, cash provided by operating activities was $51.0 million, which consisted of net income of $10.7 million, adjusted by non-cash charges of $10.3 million and a change of $30.0 million in our net operating assets and liabilities. The non-cash charges were largely driven by $6.6 million of stock-based compensation expense, $3.2 million of depreciation and amortization, and a $1.1 million decrease in deferred tax expense. The change in our net operating assets and liabilities was primarily due to an increase of $50.4 million in accounts payable and accrued liabilities related to the increased business activity and timing of payments, substantially offset by an increase of $23.2 million in our inventory balance due to increased inventory purchases to support our growth.
During the three months ended October 28, 2017, cash provided by operating activities was $24.8 million, which consisted of net income of $13.5 million, adjusted by non-cash charges of $1.8 million and a change of $13.1 million in our net operating assets and liabilities. The non-cash charges were largely driven by $9.1 million related to the remeasurement of the preferred stock warrant liability partially offset by a $4.2 million increase in our inventory reserve, $2.3 million of depreciation and amortization and $2.0 million of stock-based compensation expense. The change in our net operating assets and liabilities was primarily due to an increase of $30.9 million in accounts payable and accrued liabilities related to increased business activity, and a decrease of $4.1 million in prepaid and other assets due to timing of payments partially offset by an increase of $24.2 million in our inventory balance due to increased inventory purchases to support our growth.
Cash used in investing activities
During the three months ended October 27, 2018, and October 28, 2017, cash used in investing activities was $175.8 million and $4.2 million, respectively. During the three months ended October 27, 2018 cash used in investing activities was primarily related to the purchase of securities available-for-sale. During the three months ended October 28, 2017, cash used in investing activities was primarily related to the expansion of our fulfillment centers and offices as well as continued investment in our proprietary systems.
Cash (used in) provided by financing activities
During the three months ended October 27, 2018, cash provided by financing activities was $0.6 million, which was primarily due to the net proceeds from the exercise of stock options.
During the three months ended October 28, 2017, cash used in financing activities was $0.1 million, which was primarily due to $0.5 million related to payment of deferred offering costs, partially offset by $0.4 million of proceeds from the exercise of stock options.
Contractual Obligations and Other Commitments
On October 12, 2018, we executed an agreement with a third-party logistics contractor to lease and operate a fulfillment center in Leicester, England (the “Fulfillment Center Logistics Agreement”). The agreement commits the Company to a five-year contract for logistics services at the Leicester fulfillment center that can be terminated after two years, with six months’ advance notice. Effective with the Fulfillment Center Logistics Agreement, the leasing component of the arrangement will be accounted for as an operating lease with future minimum lease payments over the five-year term of $11.1 million.
There have been no other material changes to our contractual obligations and other commitments as disclosed in our 2018 Annual Report on Form 10-K for the fiscal year ended July 28, 2018 (“2018 Annual Report”).
Off-Balance Sheet Arrangements
We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.
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
There have been no material changes to our critical accounting policies, other than those discussed in Note 2 of our condensed consolidated financial statements related to the adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606), as compared to the critical accounting policies and significant judgments and estimates disclosed in our 2018 Annual Report.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We are primarily exposed to market risks through interest rate risk on our investments. Beginning in the first quarter of fiscal 2019, we invested $168.9 million in highly rated investments accounted for as available-for-sale securities, which are presented on our balance sheet at their fair market value. These interest-earning instruments carry a degree of interest rate risk; however, a hypothetical 10% change in interest rates during the three months ended October 27, 2018, would not have a material impact on our condensed consolidated financial statements.
Foreign Currency Risk
Currently, all of our revenue is earned in U.S. dollars; however, our expansion into the United Kingdom exposes us to fluctuations in foreign currency exchange rates on our operating expenses. Fluctuations in foreign currency exchange rates may also result in transaction gains or losses on transactions in currencies other than the U.S. Dollar or British Pound Sterling. For the three months ended October 27, 2018, a hypothetical 10% increase or decrease in current exchange rates would not have a material impact on our condensed consolidated financial results.

ITEM 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report.
Based on the evaluation of our disclosure controls and procedures as of October 27, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of a material weakness in our internal control over financial reporting as previously disclosed in our 2018 Annual Report, our disclosure controls and procedures were not effective as of October 27, 2018.
Material Weakness in Internal Control Over Financial Reporting
In connection with the audit of our consolidated financial statements for the year ended July 28, 2018, we identified a material weakness in our internal control over financial reporting relating to the accounting and proprietary systems used in our financial reporting process not having the proper level of controls. Specifically, our systems lacked controls over access, program change management and computer operations that are needed to ensure access to financial data is adequately restricted to appropriate personnel.
A material weakness, as defined in the standards established by the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
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
Changes in Internal Control
Other than the changes intended to remediate the material weakness noted above, there were no changes in our internal control over financial reporting during the quarter ended October 27, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On October 11, 2018, October 26, 2018, and November 16, 2018, three putative class action lawsuits alleging violations of the federal securities laws were filed in the U.S. District Court for the Northern District of California, naming as defendants us and certain of our officers. The three lawsuits make the same allegations of violations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), by us and our officers for allegedly making materially false and misleading statements regarding our active client growth and strategy with respect to television advertising between June 2018 and October 2018. The plaintiffs seek unspecified monetary damages and other relief. We expect the three lawsuits to be consolidated into one.
In addition, we are subject to legal proceedings that arise in the ordinary course of business. We have in the past and may in the future become involved in private actions, collective actions, investigations and various other legal proceedings by clients, employees, suppliers, competitors, government agencies, stockholders or others. We evaluate any claims and lawsuits with respect to their potential merits, our potential defenses and counter claims, and the expected effect on us of defending the claims and a potential adverse result. However, the results of any litigation, investigations and other legal proceedings are inherently unpredictable and expensive. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, damage our reputation, require significant amounts of management time and divert significant resources. If any legal proceedings were to be determined adversely to us, or we were to enter into a settlement arrangement, we could be exposed to monetary damages or limits on our ability to operate our business, which could have an adverse effect on our business, financial condition and operating results.

ITEM 1A.	RISK FACTORS
Investing in our common stock involves a high degree of risk. You should consider and read carefully all of the risks and uncertainties described below, as well as other information included in this Quarterly Report on Form 10-Q (“Quarterly Report”), and in our other public filings. The risks described below are not the only ones facing us. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition or results of operations. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment. This Quarterly Report also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below.
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
We are also required to manage numerous relationships with various vendors and other third parties. Further growth of our operations, vendor base, fulfillment centers, information technology systems or internal controls and procedures may not be adequate to support our operations. For example, in October 2018, we announced our plans to enter the UK, which will involve working with international vendors, establishing offices and fulfillment centers in the UK and complying with UK and European Union (“EU”) laws and regulations. Our launch of Stitch Fix Kids in July 2018 also required us to increase our vendor base, expand our fulfillment center operations and evaluate compliance with additional regulatory requirements, among other things. If we are unable to manage the growth of our organization effectively, our business, financial condition and operating results may be adversely affected.
Our continued growth depends on attracting new clients.
Our success depends on our ability to attract new clients in a cost-effective manner. To expand our client base, we must appeal to and acquire clients who have historically used other means to purchase apparel, shoes and accessories, such as traditional brick-and-mortar apparel retailers or the websites of our competitors. We reach new clients through paid marketing, referral programs, organic word of mouth and other methods of discovery, such as mentions in the press or internet search engine results. Starting in calendar year 2017, we began to increase our paid marketing expenses by investing more in digital marketing and launching our first television advertising campaigns. We expect to increase our spending on these and other paid marketing channels in the future and cannot be certain that these efforts will yield more clients or be as cost effective. Although we expect to increase marketing spend over time, our marketing activity and spend may vary from period to period, which may result in faster or slower rates of active client growth in any given period. Moreover, new clients may not purchase from us as frequently or spend as much with us as existing clients, and the revenue generated from new clients may not be as high as the revenue generated from our existing clients. These factors may harm our growth prospects and our business could be adversely affected.
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
Promoting awareness of our service is important to our ability to grow our business, drive client engagement and attract new clients. We believe that much of the growth in our client base during our first five years originated from referrals, organic word of mouth and other methods of discovery, as our marketing efforts and expenditures were relatively limited. More recently, we increased our paid marketing initiatives and intend to continue to do so. Our marketing efforts currently include client referrals, affiliate programs, partnerships, display advertising, television, print, radio, video, content, direct mail, social media, email, mobile “push” communications, search engine optimization and keyword search campaigns. We have limited experience marketing our services using some of these methods and our efforts may be unsuccessful. Our marketing initiatives may become increasingly expensive and generating a meaningful return on those initiatives may be difficult. We may also adjust our marketing activity from period to period as we launch new initiatives, run tests or make decisions on marketing investments in response to anticipated rates of return, such as when we identify favorable cost per acquisition trends. For example, we tend to reduce our advertising during the holiday season, when many other retailers compete for marketing opportunities. Even if we successfully increase revenue as a result of our paid marketing efforts, it may not offset the additional marketing expenses we incur.
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
New offerings may not have the same success, or gain traction as quickly, as our current offerings. If the merchandise we offer is not accepted by our clients or does not attract new clients, or if we are not able to attract clients in new markets such as the UK, our sales may fall short of expectations, our brand and reputation could be adversely affected and we may incur expenses that are not offset by sales. If the launch of a new category or in a new geography requires investments greater than we expect, our operating results could be negatively impacted. Also, our business may be adversely affected if we are unable to attract brands and other merchandise vendors that produce sufficient high-quality, appropriately priced and on-trend merchandise. For example, vendors in the UK may not be familiar with our company or brand, which may make it difficult for us to obtain the merchandise we seek or be able to purchase products at an appropriate price.
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

•	the need to localize our merchandise offerings, including translation into foreign languages and adaptation for local practices;

•	different consumer demand dynamics, which may make our model and the merchandise we offer less successful compared to the United States;

•	competition from local incumbents that understand the local market and may operate more effectively;

•	regulatory requirements, taxes, trade laws, trade sanctions and economic embargoes, tariffs, export quotas, custom duties or other trade restrictions or any unexpected changes thereto;

•	laws and regulations regarding anti-bribery and anti-corruption compliance;

•	differing labor regulations where labor laws may be more advantageous to employees as compared to the United States and result in increased labor costs;

•	more stringent regulations relating to privacy and data security and access to, or use of, commercial and personal information, particularly in Europe;

•	changes in a specific country’s or region’s political or economic conditions; and

•	risks resulting from changes in currency exchange rates.
If we invest substantial time and resources to establish and expand our operations internationally and are unable to do so successfully and in a timely manner, our operating results would suffer.
We may not be able to sustain our revenue growth rate and we may not be profitable in the future.
Our recent revenue growth and past profitability should not be considered indicative of our future performance. Our rate of revenue growth has varied in recent periods. Specifically, our revenue increased by 25.5% in 2018 compared to 2017, 33.8% in 2017 from 2016, and 113.0% in 2016 from 2015. As we grow our business, our revenue growth rates may continue to slow in future periods due to a number of reasons, which may include slowing demand for our merchandise and service, increasing competition, a decrease in the growth rate of our overall market and our failure to capitalize on growth opportunities, as well as the maturation of our business.
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
The merchandise we sell to our clients is subject to regulation by the Federal Consumer Product Safety Commission, the Federal Trade Commission and similar state and international regulatory authorities. As a result, such merchandise could in the future be subject to recalls and other remedial actions. Product safety, labeling and licensing concerns may result in us voluntarily removing selected merchandise from our inventory. Such recalls or voluntary removal of merchandise can result in, among other things, lost sales, diverted resources, potential harm to our reputation and increased client service costs and legal expenses, which could have a material adverse effect on our operating results. Our entry into children’s clothing with Stitch Fix Kids also requires us to comply with additional product safety, labeling and other regulations and requirements, which may result in increased operational and compliance costs and may adversely affect our operating results.
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
We purchase our merchandise from numerous domestic and international vendors. Our standard vendor terms and conditions require vendors to comply with applicable laws. We have hired independent firms that conduct audits of the working conditions at the factories producing our Exclusive Brand products. If an audit reveals potential problems, we require that the vendor institute corrective action plans to bring the factory into compliance with our standards, or we may discontinue our relationship with the vendor. The loss of an Exclusive Brand vendor for failing to comply with our standards could cause inventory delays, impact our clients’ experiences and otherwise harm our operating results. In addition, failure of our vendors to comply with applicable laws and regulations and contractual requirements could lead to litigation against us, resulting in increased legal expenses and costs. Futhermore, the failure of any such vendors to provide safe and humane factory conditions and oversight at their facilities could damage our reputation with clients or result in legal claims against us.
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
We collect and maintain significant amounts of personal information and other data relating to our clients and employees. Numerous laws, rules and regulations in the United States and internationally, including the EU’s General Data Protection Regulation (“GDPR”), govern privacy and the collection, use and protection of personal information. These laws, rules and regulations evolve frequently and may be inconsistent from one jurisdiction to another or may be interpreted to conflict with our practices. Any failure or perceived failure by us or any third parties with which we do business to comply with these laws, rules and regulations, or with other obligations to which we may be or become subject, may result in actions against us by governmental entities, private claims and litigation, fines, penalties or other liabilities. Any such action would be expensive to defend, damage our reputation and adversely affect our business and operating results. For example, in May 2018, the GDPR went into effect in the EU. The GDPR imposed more stringent data protection requirements and provides greater penalties for noncompliance than previous data protection laws. Further, following a referendum in June 2016 in which voters in the UK approved an exit from the EU, the UK government has initiated a process to leave the EU (“Brexit”). Brexit has created uncertainty with regard to the regulation of data protection in the UK. In particular, it is uncertain whether the UK will enact data protection laws or regulations designed to be consistent with the GDPR and how data transfers to and from the UK will be regulated. Similarly, in June 2018, the State of California legislature passed the California Consumer Privacy Act of 2018 (“CCPA”), which would require us to make new disclosures to consumers about our data collection, use and sharing practices. The CCPA also allows consumers to opt out of certain data sharing with third parties, and provides a new cause of action for data breaches. As currently enacted, the act takes effect on January 1,

2020. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, dissemination and security of data.
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
The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017, and contains many significant changes to U.S. federal tax laws. The Tax Act requires complex computations that were not previously provided for under U.S. tax law. We provided for an estimated effect of the Tax Act in our financial statements for the period ended July 28, 2018. The Tax Act requires significant judgments to be made in interpretation of the law and significant estimates in the calculation of the provision for income taxes.

However, additional guidance may be issued by the Internal Revenue Service (“IRS”), the Department of the Treasury, or other governing body that may significantly differ from our interpretation of the law, which may result in a material adverse effect on our business, cash flow, results of operations or financial conditions. As we complete our analysis of the Tax Act, we may make adjustments to provisional amounts that we have recorded that may materially impact our provision for income taxes and effective tax rate in the period in which the adjustments are made.
We may be subject to additional tax liabilities, which could adversely affect our operating results.
We are subject to income- and non-income-based taxes in the United States under federal, state and local jurisdictions. The governing tax laws and applicable tax rates vary by jurisdiction and are subject to interpretation, which tax authorities may disagree with upon review or audit across open examination periods. Various tax authorities may disagree with tax positions we take and if any such tax authority were to successfully challenge one or more of our tax positions, the results could have a material effect on our operating results. Further, the ultimate amount of tax payable in a given financial statement period may be materially impacted by sudden or unforeseen changes in tax laws, changes in the mix and level of earnings by taxing jurisdictions, or changes to existing accounting rules or regulations. For example, on July 24, 2018, the Ninth Circuit Court of Appeals issued an opinion in Altera Corp. v. Commissioner requiring related parties in an intercompany cost-sharing arrangement to share expenses related to stock-based compensation. On August 7, 2018, the opinion was withdrawn to allow time for a reconstituted panel to confer. We are monitoring this case and any impact the final opinion could have on our financial statements. The determination of our overall provision for income and other taxes is inherently uncertain as it requires significant judgment around complex transactions and calculations. As a result, fluctuations in our ultimate tax obligations may differ materially from amounts recorded in our financial statements and could adversely affect our business, financial condition and operating results in the periods for which such determination is made.
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
In addition, extreme price and volume fluctuations in the stock markets have affected and continue to affect many eCommerce and other technology companies’ stock prices. Often, their stock prices have fluctuated in ways unrelated or disproportionate to the companies’ operating performance. In the past, stockholders have filed securities class action litigation following periods of market volatility. For example, beginning in October 2018, we and certain of our officers were sued in putative class action lawsuits alleging violations of the federal securities laws for allegedly making materially false and misleading statements. We may be the target of additional litigation of this type in the future as well. Securities litigation could subject us to substantial costs, divert resources and the attention of management from our business and seriously harm our business.
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
Our Class A common stock is currently listed on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “SFIX” and trades on that market and others. We cannot assure you that an active trading market for our Class A common stock will be sustained. Accordingly, we cannot assure you of the liquidity of any trading market, your ability to sell your shares of our Class A common stock when desired or the prices that you may obtain for your shares.
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
We may issue additional equity securities in the future. We also issue common stock to our employees and others under our incentive plans. As of December 4, 2018, 55,879,831 of our 99,537,988 shares outstanding were held by directors, executive officers and other affiliates. Future issuances of shares of our Class A common stock or the conversion of a substantial number of shares of our Class B common stock, or the perception that these sales or conversions may occur, could depress the market price of our Class A common stock and result in dilution to existing holders of our Class A common stock. Also, to the extent outstanding options to purchase our shares of our Class A or Class B common stock are exercised or options or other stock-based awards are issued or become vested, there will be further dilution. The amount of dilution could be substantial depending upon the size of the issuances or exercises. Furthermore, we may issue additional equity securities that could have rights senior to those of our Class A common stock. As a result, holders of our Class A common stock bear the risk that future issuances of debt or equity securities may reduce the value of our Class A common stock and further dilute their ownership interest.
The requirements of being a public company may strain our resources, result in more litigation and divert management’s attention.
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq and other applicable securities rules and regulations. Complying with these rules and regulations has increased and will continue to increase our legal and financial compliance costs, make some activities more difficult, time consuming or costly and increase demand on our systems and resources. To address these challenges, we recently expanded our finance and accounting teams. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are required to disclose changes made in our internal control and procedures on a quarterly basis. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire additional employees or engage outside consultants to comply with these requirements, which will increase our costs and expenses.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

	Exhibit Number	Description	Incorporation By Reference
			Form	Sec File No.	Exhibit	Filing Date	Filed or Furnished Herewith
	10.1	Stitch Fix, Inc. Independent Director Compensation Policy					X
	31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
	31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
	32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
	101.INS	XBRL Instance Document
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
The certification attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Stitch Fix, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Stitch Fix, Inc.
Date:	December 11, 2018	By:	/s/ Paul Yee
Paul Yee
Chief Financial Officer
(Principal Financial and Accounting Officer)