Form 10-Q
period 2019-01-26
Stitch Fix, Inc.
filed 2019-03-12
CIK 1576942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 26, 2019
OR

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒
As of March 5, 2019, the number of outstanding shares of the registrant’s Class A common stock, par value $0.00002 per share, was 44,462,344, and the number of outstanding shares of the registrant’s Class B common stock, par value $0.00002 per share, was 55,507,519.

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
Stitch Fix, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	January 26, 2019	July 28, 2018
Assets
Current assets:
Cash and cash equivalents	$167,496	$297,516
Restricted cash	250	250
Short-term investments	109,363	—
Inventory, net	103,167	85,092
Prepaid expenses and other current assets	33,160	34,148
Total current assets	413,436	417,006
Long-term investments	66,734	—
Property and equipment, net	44,888	34,169
Deferred tax assets	16,383	14,107
Restricted cash, net of current portion	12,600	12,600
Other long-term assets	3,010	3,703
Total assets	$557,051	$481,585
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$86,815	$79,782
Accrued liabilities	66,080	43,037
Gift card liability	9,921	6,814
Deferred revenue	12,496	8,870
Other current liabilities	1,847	3,729
Total current liabilities	177,159	142,232
Deferred rent, net of current portion	16,420	15,288
Other long-term liabilities	10,183	8,993
Total liabilities	203,762	166,513
Commitments and contingencies (Note 6)
Stockholders’ equity:
Class A common stock, $0.00002 par value – 2,000,000,000 shares authorized as of January 26, 2019 and July 28, 2018; 44,270,743 and 35,756,628 shares issued and outstanding as of January 26, 2019 and July 28, 2018, respectively	1	1
Class B common stock, $0.00002 par value – 100,000,000 shares authorized as of January 26, 2019 and July 28, 2018; 55,638,058 and 63,043,233 shares issued and outstanding as of January 26, 2019 and July 28, 2018, respectively	1	1
Additional paid-in capital	250,699	235,312
Accumulated other comprehensive income	141	—
Retained earnings	102,447	79,758
Total stockholders’ equity	353,289	315,072
Total liabilities and stockholders’ equity	$557,051	$481,585
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stitch Fix, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(In thousands, except share and per share amounts)

	For the Three Months Ended		For the Six Months Ended
	January 26, 2019	January 27, 2018	January 26, 2019	January 27, 2018
Revenue, net	$370,280	$295,906	$736,516	$591,469
Cost of goods sold	207,131	168,523	408,199	335,071
Gross profit	163,149	127,383	328,317	256,398
Selling, general, and administrative expenses	147,738	111,771	302,009	231,242
Operating income	15,411	15,612	26,308	25,156
Remeasurement of preferred stock warrant liability	—	(1,614)	—	(10,685)
Interest income	(1,170)	(18)	(2,569)	(35)
Other income, net	(453)	—	(573)	—
Income before income taxes	17,034	17,244	29,450	35,876
Provision for income taxes	5,058	13,603	6,796	18,747
Net income	$11,976	$3,641	$22,654	$17,129
Other comprehensive income:
Change in unrealized gain on available-for-sale securities, net of tax	104	—	22	—
Foreign currency translation	93	—	119	—
Total other comprehensive income, net of tax	197	—	141	—
Comprehensive income	$12,173	$3,641	$22,795	$17,129
Net income attributable to common stockholders:
Basic	$11,968	$3,036	$22,632	$9,794
Diluted	$11,968	$1,653	$22,633	$3,530
Earnings per share attributable to common stockholders:
Basic	$0.12	$0.04	$0.23	$0.18
Diluted	$0.12	$0.02	$0.22	$0.06
Weighted-average shares used to compute earnings per share attributable to common stockholders:
Basic	99,590,187	82,439,351	99,278,599	54,377,466
Diluted	102,817,838	87,954,656	103,597,316	60,599,568

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stitch Fix, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	For the Three Months Ended January 27, 2018
	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of October 28, 2017	59,511,055	$42,222	27,026,292	$1	$29,920	$—	$48,346	$78,267
Issuance of Class A common stock upon initial public offering, net of offering costs	—	—	9,175,557	—	127,033	—	—	127,033
Issuance of Class B common stock upon conversion of convertible preferred stock	(59,511,055)	(42,222)	59,511,055	1	42,221	—	—	42,222
Reclassification of warrant liability to additional paid-in capital upon the initial public offering	—	—	1,066,225	—	15,994	—	—	15,994
Issuance of Class B common stock upon exercise of stock options	—	—	281,621	—	562	—	—	562
Repurchase of Class B common stock related to early exercised options	—	—	—	—	—	—	—	—
Vesting of early exercised options	—	—	—	—	141	—	—	141
Stock-based compensation	—	—	—	—	3,237	—	—	3,237
Net income	—	—	—	—	—	—	3,641	3,641
Balance as of January 27, 2018	—	$—	97,060,750	$2	$219,108	$—	$51,987	$271,097

	For the Three Months Ended January 26, 2019
	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of October 27, 2018	—	—	99,434,225	$2	$243,086	$(56)	$90,471	$333,503
Issuance of common stock upon exercise of stock options	—	—	390,308	—	(69)	—	—	(69)
Issuance of restricted stock units, net of tax withholdings	—	—	84,268	—	(918)	—	—	(918)
Vesting of early exercised options	—	—	—	—	88	—	—	88
Stock-based compensation	—	—	—	—	8,512	—	—	8,512
Net income	—	—	—	—	—	—	11,976	11,976
Other comprehensive loss, net of tax	—	—	—	—	—	197	—	197
Balance as of January 26, 2019	—	$—	99,908,801	$2	$250,699	$141	$102,447	$353,289

	For the Six Months Ended January 27, 2018
	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of July 29, 2017	59,511,055	$42,222	26,834,535	$1	$27,002	$—	$34,858	$61,861
Issuance of Class A common stock upon initial public offering, net of offering costs	—	—	9,175,557	—	127,033	—	—	127,033
Issuance of Class B common stock upon conversion of convertible preferred stock	(59,511,055)	(42,222)	59,511,055	1	42,221	—	—	42,222
Reclassification of warrant liability to additional paid-in capital upon the initial public offering	—	—	1,066,225	—	15,994	—	—	15,994
Issuance of Class B common stock upon exercise of stock options	—	—	492,857	—	1,006	—	—	1,006
Repurchase of Class B common stock related to early exercised options	—	—	(19,479)	—	—	—	—	—
Vesting of early exercised options	—	—	—	—	456	—	—	456
Stock-based compensation	—	—	—	—	5,396	—	—	5,396
Net income	—	—	—	—	—	—	17,129	17,129
Balance as of January 27, 2018	—	$—	97,060,750	$2	$219,108	$—	$51,987	$271,097

	For the Six Months Ended January 26, 2019
	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of July 28, 2018	—	—	98,799,861	2	235,312	—	79,758	$315,072
Cumulative effect of adopting accounting standards(1)	—	—	—	—	—	—	35	35
Issuance of common stock upon exercise of stock options	—	—	968,415	—	1,931	—	—	1,931
Issuance of restricted stock units, net of tax withholdings	—	—	140,525	—	(2,281)	—	—	(2,281)
Vesting of early exercised options	—	—	—	—	178	—	—	178
Stock-based compensation	—	—	—	—	15,559	—	—	15,559
Net income	—	—	—	—	—	—	22,654	22,654
Other comprehensive income, net of tax	—	—	—	—	—	141	—	141
Balance as of January 26, 2019	—	$—	99,908,801	$2	$250,699	$141	$102,447	$353,289

(1) See Note 2, Summary of Significant Accounting Policies, of the Notes to the Condensed Consolidated Financial Statements for more details on the cumulative effect of adopting accounting standards.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stitch Fix, Inc.
Condensed Consolidated Statements of Cash Flow
(Unaudited)
(In thousands)

	For the Six Months Ended
	January 26, 2019	January 27, 2018
Cash Flows from Operating Activities
Net income	$22,654	$17,129
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(2,288)	5,498
Remeasurement of preferred stock warrant liability	—	(10,685)
Inventory reserves	4,853	7,027
Stock-based compensation expense	14,747	5,135
Depreciation and amortization	6,456	4,888
Loss on disposal of property and equipment	—	131
Change in operating assets and liabilities:
Inventory	(22,928)	(19,529)
Prepaid expenses and other assets	1,546	5,078
Accounts payable	7,012	10,843
Accrued liabilities	17,689	4,484
Deferred revenue	3,822	3,283
Gift card liability	3,512	2,961
Other liabilities	592	(2,508)
Net cash provided by operating activities	57,667	33,735
Cash Flows from Investing Activities
Purchases of property and equipment	(11,903)	(8,232)
Purchases of securities available-for-sale	(185,994)	—
Sales of securities available-for-sale	1,163	—
Maturities of securities available-for-sale	9,500	—
Net cash used in investing activities	(187,234)	(8,232)
Cash Flows from Financing Activities
Proceeds from initial public offering, net of underwriting discounts paid	—	129,046
Proceeds from the exercise of stock options, net	1,931	1,006
Payments for tax withholding related to vesting of restricted stock units	(2,281)	—
Repurchase of Class B common stock related to early exercised options	—	(39)
Net cash (used in) provided by financing activities	(350)	130,013
Net increase (decrease) in cash, cash equivalents, and restricted cash	(129,917)	155,516
Effect of exchange rate changes on cash	(103)	—
Cash, cash equivalents, and restricted cash at beginning of period	310,366	119,958
Cash, cash equivalents, and restricted cash at end of period	$180,346	$275,474
Components of Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents	$167,496	$266,374
Restricted cash – current portion	250	—
Restricted cash – long-term portion	12,600	9,100
Total cash, cash equivalents, and restricted cash	$180,346	$275,474
Supplemental Disclosure
Cash paid for income taxes	$191	$3,091
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$4,741	$780
Capitalized stock-based compensation	$812	$261
Vesting of early exercised options	$178	$456
Deferred offering costs included in accounts payable and accrued liabilities	$—	$134
Conversion of preferred stock upon initial public offering	$—	$42,222
Reclassification of preferred stock warrant liability upon initial public offering	$—	$15,994
Deferred offering costs paid in prior year	$—	$1,879
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stitch Fix, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Description of Business
Stitch Fix, Inc. (“we,” “our,” “us” or “the Company”) delivers one-to-one personalization to our clients through the combination of data science and human judgment. Our stylists hand select items from a broad range of merchandise. Stylists pair their own judgment with our analysis of client and merchandise data to provide a personalized shipment of apparel, shoes, and accessories suited to each client’s needs. We call each of these unique shipments a Fix. After receiving a Fix, our clients purchase the items they want to keep and return the other items. We are incorporated in Delaware and have operations in the United States and the United Kingdom.
Initial Public Offering
On November 16, 2017, we completed an initial public offering (“IPO”). In connection with the IPO, we authorized two new classes of common stock: Class A common stock and Class B common stock. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting, conversion, and transfer rights. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock is convertible at any time at the option of the stockholder into one share of Class A common stock and has no expiration date. The Class B common stock automatically converts to Class A common stock upon transfers or any sale. In our IPO, we issued and sold 8,000,000 shares of our Class A common stock at a public offering price of $15.00 per share. We received $110.4 million in net proceeds after deducting $6.2 million of underwriting discounts and $3.4 million in offering costs. Upon the closing of the IPO, all of the then outstanding shares of common stock were reclassified into Class B common stock, all of the outstanding shares of convertible preferred stock automatically converted into 59,511,055 shares of Class B common stock, and all of the outstanding preferred stock warrants were automatically exercised into 1,066,225 shares of Class B common stock. Subsequent to the closing of the IPO, there were no shares of preferred stock or preferred stock warrants outstanding.
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
The unaudited condensed consolidated financial statements include the accounts of Stitch Fix, Inc. and our wholly owned subsidiaries, and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as our annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of our financial information. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending August 3, 2019, or for any other interim period or for any other future year. All intercompany balances and transactions have been eliminated in consolidation.
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
Significant estimates and assumptions are used for inventory, stock-based compensation expense, income taxes, revenue recognition, and, prior to our IPO, common stock valuation and remeasurement of preferred stock warrant liability. Actual results could differ from those estimates and such differences may be material to the condensed consolidated financial statements.

Restricted Cash
Restricted cash represents cash balances held in segregated accounts collateralizing letters of credit for our leased properties as of January 26, 2019, and July 28, 2018.
Investment Securities
The Company’s short-term and long-term investments have been classified and accounted for as available-for-sale securities. We determine the appropriate classification of our investments at the time of purchase and reevaluate the classification at each balance sheet date. Available-for-sale securities with maturities of 12 months or less are classified as short-term and available-for-sale securities with maturities greater than 12 months are classified as long-term. The Company’s available-for-sale securities are carried at fair value, with unrealized gains and losses, net of taxes, reported within accumulated other comprehensive income (“AOCI”) in stockholders’ equity, with the exception of unrealized losses believed to be other-than-temporary, which are reported in earnings in the current period, if applicable. The cost of securities sold is based upon the specific identification method.
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
We deduct discounts, sales tax, and estimated refunds to arrive at net revenue. Sales tax collected from clients is not considered revenue and is included in accrued liabilities until remitted to the taxing authorities. All shipping and handling costs are accounted for as fulfillment costs in cost of goods sold and as selling, general, and administrative expense (“SG&A”), respectively, and are therefore not evaluated as a separate performance obligation. Discounts are recorded as a reduction to revenue when the order is accepted. We record a refund reserve based on our historical refund patterns. Our refund reserve, which was included in accrued liabilities in the condensed consolidated balance sheets, was $2.6 million and $2.3 million as of January 26, 2019, and July 28, 2018, respectively.

The Company has four types of contractual liabilities: (i) cash collections of upfront styling fees, which are included in deferred revenue and are recognized as revenue upon the earlier of application to a merchandise purchase or expiry of the offer, (ii) cash collections of Style Pass annual fees, which are included in deferred revenue and are recognized upon the earlier of application to a merchandise purchase or expiry of the Style Pass annual period, (iii) unredeemed gift cards, which are included in gift card liability and recognized as revenue upon usage or inclusion in gift card breakage estimates, and (iv) referral credits, which are included in other current liabilities and are recognized as revenue when used.
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
Contractual liabilities included in deferred revenue, gift card liability, and other current liabilities were $12.5 million, $9.9 million, and $0.9 million, respectively, at January 26, 2019, and $8.9 million, $6.8 million, and $2.7 million, respectively, at July 28, 2018. During the three months ended January 26, 2019, the Company recognized $0.1 million and $0.1 million of net revenue included in deferred revenue and gift card liability, respectively, at July 28, 2018. During the three months ended January 26, 2019, the Company recognized no net revenue included in other current liabilities at July 28, 2018. During the six months ended January 26, 2019, the Company recognized $8.3 million, $0.1 million, and $0.6 million of net revenue included in deferred revenue, gift card liability, and other current liabilities, respectively, at July 28, 2018. All amounts presented as of July 28, 2018, are accounted for under Accounting Standards Codification (“ASC”) 605. All amounts presented as of January 26, 2019, include the transition impact of adopting ASC 606. See “Recently Adopted Accounting Pronouncements” below.
Deferred revenue related to upfront styling fees totaled $10.0 million as of January 26, 2019, and $7.6 million as of July 28, 2018. Deferred revenue related to Style Pass annual fees totaled $2.5 million as of January 26, 2019, and $1.1 million as of July 28, 2018. Deferred revenue related to exchanges totaled zero as of January 26, 2019, and $0.2 million as of July 28, 2018.
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
No client accounted for greater than 10% of total revenue, net for the three and six months ended January 26, 2019, and January 27, 2018.
Recently Issued Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to record most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. We expect to adopt this standard in the first quarter of fiscal 2020. We are currently evaluating the impact that this standard will have on our consolidated financial statements but we expect that it will result in a substantial increase in our long-term assets and liabilities.
In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. Under this ASU, the accounting for awards issued to nonemployees will be similar to the accounting for employee awards. This includes allowing for the measurement of awards at the grant date and recognition of awards with performance conditions when those conditions are probable, both of which are earlier than under current guidance for nonemployee awards. We expect to adopt this standard in the first quarter of fiscal 2020. We are currently evaluating the impact that this standard will have on our consolidated financial statements.
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
We adopted the standard in the first quarter of fiscal 2019 under the modified retrospective approach. Under the new standard, we recognize estimated gift card breakage revenue proportionately to customer gift card usage over the expected gift card usage period rather than waiting until the likelihood of redemption becomes remote.  Further, we recognize revenue related to exchanges upon shipment by us, rather than upon receipt by the customer.  In the first quarter of fiscal 2019, the Company recorded a cumulative catch-up adjustment resulting in an increase to opening retained earnings, net of tax, of $0.4 million, comprised of the impact of $0.3 million from the change in revenue recognition related to gift cards and $0.1 million from the recognition of exchanges upon shipment. The impact to net revenue for the three and six months ended January 26, 2019, was an increase of $0.7 million and $0.8 million, respectively, as a result of adopting the standard.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory (Topic 740), which amends existing guidance on the recognition of current and deferred income tax impacts for intra-entity asset transfers other than inventory. We adopted the standard in the first quarter of fiscal 2019 under the modified retrospective approach. As a result, a cumulative adjustment of $0.4 million, net of tax, was recorded to reduce opening retained earnings in connection with adoption of Topic 740.
Recently Issued SEC Rules
In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated, or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. This final rule became effective November 5, 2018, and the Company adopted this standard for all periods presented in this Quarterly Report on Form 10-Q, presenting the activity of the convertible preferred stock and stockholders’ equity accounts for each period presented.

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
Our financial instruments consist of cash and cash equivalents, short-term and long-term investments, accounts payable, accrued liabilities, and, prior to our IPO, the preferred stock warrant liability. At January 26, 2019, and July 28, 2018, the carrying values of cash and cash equivalents, accounts payable, and accrued liabilities approximated fair value due to their short-term maturities. In November 2017, in connection with our IPO, all outstanding preferred stock warrants were automatically exercised into Class B common stock. As a result, we remeasured and reclassified the preferred stock warrant liability to additional paid-in capital upon the closing of our IPO.

The following table sets forth the amortized cost, gross unrealized gains, gross unrealized losses and fair values of our short-term and long-term investments accounted for as available-for-sale securities as of January 26, 2019:

	January 26, 2019
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial Assets:
Investments:
U.S. Treasury securities	$39,059	$3	$(3)	$39,059
Commercial paper	41,701	—	—	41,701
Asset-backed securities	33,962	4	(14)	33,952
Corporate bonds	61,341	58	(14)	61,385
Total	$176,063	$65	$(31)	$176,097
The following table sets forth the fair value of available-for-sale securities by contractual maturity as of January 26, 2019:

	January 26, 2019
(in thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Financial Assets:
Investments:
U.S. Treasury securities	$29,090	$9,969	$—	$39,059
Commercial paper	41,701	—	—	41,701
Asset-backed securities	7,559	26,393	—	33,952
Corporate bonds	31,013	30,372	—	61,385
Total	$109,363	$66,734	$—	$176,097
The following table sets forth our cash equivalents, and short-term and long-term investments accounted for as available-for-sale securities that were measured at fair value on a recurring basis based on the fair value hierarchy as of January 26, 2019:

	January 26, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$949	$—	$—	$949
Commercial paper	—	—	—	—
Investments:
U.S. Treasury securities	39,059	—	—	39,059
Commercial paper	—	41,701	—	41,701
Asset-backed securities	—	33,952	—	33,952
Corporate bonds	—	61,385	—	61,385
Total	$40,008	$137,038	$—	$177,046
As of July 28, 2018, the Company did not have any financial instruments measured at fair value.
There were no transfers of financial assets or liabilities into or out of Level 1, Level 2, or Level 3 for the three and six months ended January 26, 2019, and January 27, 2018.

The following table sets forth a summary of the changes in the fair value of the preferred stock warrant liability for the six months ended January 27, 2018 (in thousands):

(in thousands)	For the Six Months Ended January 27, 2018
Balance at July 29, 2017	$26,679
Change in fair value	(10,685)
Reclassification of warrant liability to additional paid-in capital upon the initial public offering	(15,994)
Ending Balance at January 27, 2018	$—
See Note 5, Preferred Stock Warrant Liability, for more details on our preferred stock warrants.

4.	Accrued Liabilities
Accrued liabilities consisted of the following:

(in thousands)	January 26, 2019	July 28, 2018
Compensation and related benefits	$14,009	$10,680
Advertising	13,041	10,456
Sales taxes	5,589	7,066
Shipping and freight	9,208	4,801
Accrued accounts payable	8,353	4,567
Inventory purchases	7,541	506
Other	8,339	4,961
Total accrued liabilities	$66,080	$43,037

5.	Preferred Stock Warrant Liability
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
Contingencies
We record a loss contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We also disclose material contingencies when we believe a loss is not probable but reasonably possible. Accounting for contingencies requires us to use judgment related to both the likelihood of a loss and the estimate of the amount or range of loss. Although we cannot predict with assurance the outcome of any litigation or tax matters, we do not believe there are currently any such actions that, if resolved unfavorably, would have a material impact on our operating results, financial position, and cash flows.

On October 11, 2018, October 26, 2018, November 16, 2018, and December 10, 2018, four putative class action lawsuits alleging violations of the federal securities laws were filed in the U.S. District Court for the Northern District of California, naming as defendants us and certain of our officers. The four lawsuits each make the same allegations of violations of the Securities Exchange Act of 1934, as amended, by us and our officers for allegedly making materially false and misleading statements regarding our active client growth and strategy with respect to television advertising between June 2018 and October 2018. The plaintiffs seek unspecified monetary damages and other relief. We expect the four lawsuits, which have been deemed to be related cases by the court, to be consolidated into one. On December 12, 2018, a derivative action was filed against our directors in the same court, alleging the same violations of securities laws as alleged in the four putative class action cases described above and breach of fiduciary duties.
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

7.	Accumulated Other Comprehensive Income
The table below presents the changes in AOCI by component and the reclassifications out of AOCI:

	Changes in Accumulated Other Comprehensive Income
(in thousands)	Available-for-sale Securities	Foreign Currency Translation	Total
Balance at July 28, 2018	$—	$—	$—
Other comprehensive income before reclassifications(1)	22	119	141
Net change in AOCI	22	119	141
Balance at January 26, 2019	$22	$119	$141

 (1)The associated income tax effects for gains / losses on available-for-sale securities were $12.
8.    Stock-Based Compensation
2011 Equity Incentive Plan
In 2011, we adopted the 2011 Equity Incentive Plan (the “2011 Plan”). The 2011 Plan provided for the grant of stock-based awards to employees, directors, and nonemployees under terms and provisions established by the board of directors.
The 2011 Plan allowed for the grant of incentive stock options or nonqualified stock options as well as restricted stock units, restricted stock, and stock appreciation rights. As of January 26, 2019, we had only granted incentive and nonqualified stock options under the 2011 Plan. Employee stock option grants generally vest 25% on the first anniversary of the grant date with the remaining options vesting ratably over the next three years. Options generally expire after 10 years. Effective upon our IPO, the 2011 Plan was replaced by the 2017 Incentive Plan.
2017 Incentive Plan
In November 2017, our board of directors and stockholders adopted our 2017 Incentive Plan (the “2017 Plan”). The remaining shares available for issuance under the 2011 Plan became reserved for issuance under the 2017 Plan. Our 2017 Plan provides for the grant of Class A incentive stock options to employees, including employees of any parent or subsidiary, and for the grant of nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards, and other forms of stock awards to employees, directors, and consultants, including employees and consultants of our subsidiaries. The number of shares authorized for issuance under the 2017 Plan was 28,423,374 as of January 26, 2019, of which 1,970,751 were available for grant.

Stock option activity under the 2011 Plan and 2017 Plan is as follows:

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in thousands)
Balance – July 28, 2018	9,052,160	$11.74	8.23	$160,856
Authorized	—
Granted	817,789	$24.43
Exercised	(966,677)	$3.30
Cancelled	(324,983)	$12.95
Balance – January 26, 2019	8,578,289	$13.52	8.08	$82,169
The aggregate intrinsic value is the difference between the current fair value of the underlying common stock and the exercise price for in-the-money stock options.
The following table summarizes the restricted stock unit (“RSU”) award activity under the 2017 Plan:

	Unvested RSUs
	Class A Common Stock	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in thousands)
Unvested at July 28, 2018	2,432,326	$21.58	3.50	$71,778
Granted	1,490,995	$32.40
Vested	(140,525)	$19.35
Forfeited	(210,929)	$21.81
Unvested at January 26, 2019	3,571,867	$26.17	3.40	$82,439
Stock-Based Compensation Expense
Stock-based compensation expense for employees was $8.1 million and $14.7 million for the three and six months ended January 26, 2019, respectively, and $3.1 million and $5.1 million for the three and six months ended January 27, 2018, respectively. Stock-based compensation expense is included in selling, general, and administrative expenses in our condensed consolidated statements of operations.
The weighted-average grant date fair value of options granted during the six months ended January 26, 2019, was $11.03 per share. The weighted-average grant date fair value of options granted during the six months ended January 27, 2018, was $7.65 per share. As of January 26, 2019, the total unrecognized compensation expense related to unvested options and RSUs, net of estimated forfeitures, was $135.0 million, which we expect to recognize over an estimated weighted average period of 3.1 years.
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

	For the Three Months Ended		For the Six Months Ended
	January 26, 2019	January 27, 2018	January 26, 2019	January 27, 2018
Expected term (in years)	5.5 - 6.5	5.4 - 6.6	5.1 - 6.5	5.4 - 6.6
Volatility	42.1 - 42.1%	41.4 - 43.5%	41.7 - 42.1%	41.4 - 43.5%
Risk free interest rate	2.9 - 3.0%	2.1 - 2.5%	2.8 - 3.0%	1.9 - 2.5%
Dividend yield	—%	—%	—%	—%
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

9.	Income Taxes
The following table summarizes our effective tax rate from income for the periods presented:

	For the Three Months Ended		For the Six Months Ended
(in thousands)	January 26, 2019	January 27, 2018	January 26, 2019	January 27, 2018
Income before income taxes	$17,034	$17,244	$29,450	$35,876
Provision for income taxes	5,058	13,603	6,796	18,747
Effective tax rate	29.7%	78.9%	23.1%	52.3%

We are primarily subject to income taxes in the United States. Our effective tax rate for the three and six months ended January 26, 2019, differs from the federal statutory income tax rate primarily due to lower tax rates in foreign jurisdictions where international expansion expenses are incurred, and certain nondeductible expenses and state taxes, partially offset by the benefits of stock-based compensation deductions and allowable credits.
Our effective tax rate for the three and six months ended January 27, 2018, was based on our historic statutory tax rate of 26.96%. Our effective tax rate for the three and six months ended January 27, 2018, differed from the federal statutory income tax rate primarily due to remeasurement of the preferred stock warrant liability, state taxes, remeasurement of existing deferred tax balances, and certain other nondeductible expenses, partially offset by the benefits of certain stock-based compensation deduction
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Tax Act”), which significantly changed U.S. tax law. The Tax Act contains several key tax provisions including the reduction of the corporate income tax rate from 35% to 21%, as well as a variety of other changes including the acceleration of expensing of certain business assets and reductions in the amount of executive pay that could qualify as a tax deduction. The federal statutory tax rate reduction is effective January 1, 2018.
Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) permitted companies to make changes as a result of future changes in interpretation, information available, assumptions made by the Company, and/or issuance of additional guidance. During the period ended July 28, 2018, the Company remeasured the deferred tax balances based on the tax rates at which they are expected to reverse in the future, which resulted in an increase in income tax expense of $6.7 million. In the six months ended January 26, 2019, the Company has not made any changes to the remeasurement of deferred tax balances.
We continue to monitor the progress of ongoing discussions with tax authorities and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions.

10.	Earnings Per Share Attributable to Common Stockholders
Basic and diluted net income per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. We consider convertible preferred stock and early exercised share options to be participating securities. In connection with our IPO, we established two classes of authorized common stock: Class A common stock and Class B common stock. As a result, all then-outstanding shares of common stock were converted into shares of Class B common stock upon effectiveness of our IPO. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting, conversion, and transfer rights. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock is convertible at any time at the option of the stockholder into one share of Class A common stock.
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
A reconciliation of the numerator and denominator used in the calculation of basic and diluted EPS attributable to common stockholders is as follows:

	For the Three Months Ended
	January 26, 2019		January 27, 2018
(in thousands, except share and per share amounts)	Class A	Class B	Class A	Class B
Numerator:
Net income	$5,166	$6,810	$312	$3,329
Less: noncumulative dividends to preferred stockholders	—	—	(11)	(122)
Less: undistributed earnings to participating securities	(4)	(4)	(41)	(431)
Net income attributable to common stockholders - basic	5,162	6,806	260	2,776
Less: change in fair value of preferred stock warrant liability (net of tax)	—	—	(1,614)	(1,614)
Add: adjustments to undistributed earnings to participating securities	—	—	231	211
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	6,806	—	2,776	—
Reallocation of undistributed earnings to Class B shares	—	103	—	147
Net income attributable to common stockholders - diluted	$11,968	$6,909	$1,653	$1,520
Denominator:
Weighted-average shares of common stock - basic	42,956,285	56,633,902	7,075,605	75,363,746
Conversion of Class B to Class A common shares outstanding	56,633,902	—	75,363,746	—
Effect of dilutive stock options and restricted stock units	3,227,651	2,721,015	5,295,401	5,271,550
Effect of potentially dilutive preferred stock warrants	—	—	219,904	219,904
Weighted-average shares of common stock - diluted	102,817,838	59,354,917	87,954,656	80,855,200
Earnings per share attributable to common stockholders:
Basic	$0.12	$0.12	$0.04	$0.04
Diluted	$0.12	$0.12	$0.02	$0.02

	For the Six Months Ended
	January 26, 2019		January 27, 2018
(in thousands, except share and per share amounts)	Class A	Class B	Class A	Class B
Numerator:
Net income	$9,220	$13,434	$1,114	$16,015
Less: noncumulative dividends to preferred stockholders	—	—	(50)	(718)
Less: undistributed earnings to participating securities	(9)	(13)	(427)	(6,140)
Net income attributable to common stockholders - basic	9,211	13,421	637	9,157
Less: change in fair value of preferred stock warrant liability (net of tax)	—	—	(10,685)	(10,685)
Add: adjustments to undistributed earnings to participating securities	1	1	4,421	4,133
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	13,421	—	9,157	—
Reallocation of undistributed earnings to Class B shares	—	182	—	719
Net income attributable to common stockholders - diluted	$22,633	$13,604	$3,530	$3,324
Denominator:
Weighted-average shares of common stock - basic	40,404,333	58,874,266	3,537,803	50,839,664
Conversion of Class B to Class A common shares outstanding	58,874,266	—	50,839,664	—
Effect of dilutive stock options and restricted stock units	4,318,717	3,393,581	5,584,167	5,581,484
Effect of potentially dilutive preferred stock warrants	—	—	637,934	637,934
Weighted-average shares of common stock - diluted	103,597,316	62,267,847	60,599,568	57,059,082
Earnings per share attributable to common stockholders:
Basic	$0.23	$0.23	$0.18	$0.18
Diluted	$0.22	$0.22	$0.06	$0.06
The following common stock equivalents were excluded from the computation of diluted earnings per share for the periods presented because including them would have been antidilutive:

	For the Three Months Ended		For the Six Months Ended
	January 26, 2019	January 27, 2018	January 26, 2019	January 27, 2018
Restricted stock units	1,821,371	177,180	1,601,328	—
Stock options to purchase Class A common stock	1,659,061	—	1,214,086	276,769
Stock options to purchase Class B common stock	3,335,064	762,918	389,158	927,366
Total	6,815,496	940,098	3,204,572	1,204,135

11.	Subsequent Events
We entered into an amendment to our fulfillment center arrangement in Dallas effective February 20, 2019 (the “Amendment”). The Amendment increases our existing square footage at this location by approximately 174,000 square feet to approximately 490,000 square feet, and extends the original lease term by approximately eighteen months to June 2024. Effective with the Amendment, the arrangement will be accounted for as an operating lease with future minimum lease payments of approximately $10.0 million through June 2024.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes thereto included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes and our Annual Report on Form 10-K for the year ended July 28, 2018, filed with the Securities and Exchange Commission on October 3, 2018. We use a 52- or 53-week fiscal year, with our fiscal year ending on the Saturday that is closest to July 31 of that year. Each fiscal year typically consists of four 13-week fiscal quarters. The fiscal years ended July 28, 2018, and August 3, 2019, include 52 and 53 weeks of operations, respectively. Throughout this Quarterly Report on Form 10-Q (this “Quarterly Report”), all references to quarters and years are to our fiscal quarters and fiscal years unless otherwise noted.
Special Note Regarding Forward-Looking Statements
This Quarterly Report contains forward-looking statements that involve risks, uncertainties, and assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report that are not purely historical, including without limitation statements in the following discussion and analysis of financial condition and results of operations regarding our projected financial position and results, business strategy, plans, and objectives of our management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management, which are in turn based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties, and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” included under Part II, Item 1A below. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Overview
Stitch Fix is transforming the way people find what they love, one client at a time and one Fix at a time.
Stitch Fix was inspired by the vision of a client-first, client-centric new way of retail. What people buy and wear matters. When we serve our clients well, we help them discover and define their styles, we find jeans that fit and flatter their bodies, we reduce their anxiety and stress when getting ready in the morning, we give them confidence in job interviews and on first dates, and we give them time back in their lives to invest in themselves or spend with their families. Most of all, we are fortunate to play a small part in our clients looking, feeling, and ultimately being their best selves.
We are reinventing the shopping experience by delivering one-to-one personalization to our clients through the combination of data science and human judgment. This combination drives a better client experience and a more powerful business model than either element could deliver independently.
Since our founding in 2011, we have helped millions of clients discover and buy what they love through personalized shipments of apparel, shoes, and accessories, hand selected by Stitch Fix stylists and delivered to our clients’ homes. We call each of these shipments a Fix. Clients can choose to schedule automatic shipments or order a Fix on demand after they fill out a style profile on our website or mobile app. For each Fix, we charge clients a styling fee that is credited toward items they purchase. Alternatively, select clients may purchase an annual Style Pass, which offers unlimited styling for the year for a $49 fee that is also credited towards items they purchase. After receiving a Fix, our clients purchase the items they want to keep and return the other items, if any, at no additional charge. In addition, our Extras feature allows clients to select items such as socks, bras, underwear, and other intimates that are then added to the five items their stylist selects for their Fix.
Stitch Fix was founded with a focus on Women’s apparel. In our first few years, we were able to gain a deep understanding of our clients and merchandise and build the capability to listen to our clients, respond to feedback, and deliver the experience of personalization. More recently, we have extended those capabilities into Petite, Maternity, Men’s, Plus, and Kids apparel, as well as shoes and accessories. Our stylists leverage our data science and apply their own judgment to hand select apparel, shoes, and accessories for our clients from a broad range of merchandise.
We are successful when we are able to help clients find what they love again and again, creating long-term, trusted relationships. Our clients share personal information with us, including detailed style, size, fit, and price preferences, as well as unique inputs, such as how often they dress for certain occasions or which parts of their bodies they like to flaunt or cover up. Our clients are motivated to share these personal details with us and provide us with ongoing feedback because they recognize that doing so will result in more personalized and successful experiences. This feedback also creates a valuable network effect by helping us to better serve other clients.
The very human experience that we deliver is powered by data science. Our data science capabilities consist of our rich data set and our proprietary algorithms, which fuel our business by enhancing the client experience and driving business model efficiencies. The vast majority of our client data is provided directly and explicitly by the client, rather than inferred, scraped, or obtained from other sources. We also gather extensive merchandise data, such as inseam, pocket shape, silhouette, and fit. This large and growing data set provides the foundation for proprietary algorithms that we use throughout our business, including those that predict purchase behavior, forecast demand, optimize inventory, and enable us to design new apparel. We believe our data science capabilities give us a significant competitive advantage, and as our data set grows, our algorithms become more powerful.
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
In October 2018, we announced that we are planning to launch operations in the United Kingdom by the end of our fiscal 2019.
We believe our success in serving clients has resulted in our rapid and profitable growth. We have achieved positive cash flows from operations on an annual basis since 2014, while continuing to make meaningful investments to drive growth. For the three and six months ended January 26, 2019, we reported $370.3 million and $736.5 million in net revenue, respectively, representing year-over-year growth of 25.1% and 24.5% from the three and six months ended January 27, 2018, respectively. As of January 26, 2019, and January 27, 2018, we had 2,961,000 and 2,508,000 active clients, respectively, representing year-over-year growth of 18.1%.
Net income for the three and six months ended January 26, 2019, was $12.0 million and $22.7 million, respectively, an increase of $8.3 million and $5.5 million, respectively, from the three and six months ended January 27, 2018. Included in net income for the three and six months ended January 27, 2018, was a $1.6 million and $10.7 million gain, respectively, on remeasurement of our preferred stock warrant liability prior to our initial public offering (“IPO”) and a $4.7 million remeasurement expense on our net deferred tax assets related to the Tax Cuts and Jobs Act (the “Tax Act”), which was enacted on December 22, 2017.
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
Adjusted EBITDA
We define adjusted EBITDA as net income excluding interest income, other income, net, provision for income taxes, depreciation and amortization, and, when present, the remeasurement of preferred stock warrant liability. The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to adjusted EBITDA for each of the periods presented:

	For the Three Months Ended		For the Six Months Ended
(in thousands)	January 26, 2019	January 27, 2018	January 26, 2019	January 27, 2018
Adjusted EBITDA reconciliation:
Net income	$11,976	$3,641	$22,654	$17,129
Add (deduct):
Interest income	(1,170)	(18)	(2,569)	(35)
Other income, net	(453)	—	(573)	—
Provision for income taxes	5,058	13,603	6,796	18,747
Depreciation and amortization	3,790	2,618	7,184	4,888
Remeasurement of preferred stock warrant liability	—	(1,614)	—	(10,685)
Adjusted EBITDA	$19,201	$18,230	$33,492	$30,044
Non-GAAP Net Income
We define non-GAAP net income as net income excluding, when present, the remeasurement of preferred stock warrant liability and the remeasurement of our net deferred tax assets in relation to the adoption of the Tax Act. The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to non-GAAP net income for each of the periods presented:

	For the Three Months Ended		For the Six Months Ended
(in thousands)	January 26, 2019	January 27, 2018	January 26, 2019	January 27, 2018
Non-GAAP net income reconciliation:
Net income	$11,976	$3,641	$22,654	$17,129
Add (deduct):
Remeasurement of preferred stock warrant liability	—	(1,614)	—	(10,685)
Impact of Tax Act (1)	—	4,730	—	4,730
Non-GAAP net income	$11,976	$6,757	$22,654	$11,174

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

Non-GAAP Earnings Per Share – Diluted
We define non-GAAP EPS as diluted EPS excluding, when present, the per share impact of the remeasurement of preferred stock warrant liability and the remeasurement of our net deferred tax assets in relation to the adoption of the Tax Act. The following table presents a reconciliation of EPS attributable to common stockholders – diluted, the most comparable GAAP financial measure, to non-GAAP EPS attributable to common stockholders – diluted for each of the periods presented:

	For the Three Months Ended		For the Six Months Ended
(in dollars)	January 26, 2019	January 27, 2018	January 26, 2019	January 27, 2018
Non-GAAP earnings per share – diluted reconciliation:
Earnings per share attributable to common stockholders - diluted	$0.12	$0.02	$0.22	$0.06
Per share impact of the remeasurement of preferred stock warrant liability(1)	—	—	—	—
Per share impact of Tax Act(2)	$—	$0.05	$—	$0.08
Non-GAAP earnings per share attributable to common stockholders – diluted	$0.12	$0.07	$0.22	$0.14

 (1) For the three and six months ended January 27, 2018, the preferred stock warrant liability was dilutive and included in earnings per share attributable to common stockholders - diluted. Therefore, it is not an adjustment to arrive at non-GAAP EPS - diluted.
(2) The U.S. government enacted comprehensive tax legislation in December 2017.  This resulted in a net charge of $4.7 million for the three and six months ended January 27, 2018, due to the remeasurement of our net deferred tax assets for the reduction in tax rate from 35% to 21%. The adjustment to non-GAAP earnings per share attributable to common stockholders – diluted only includes this transitional impact. It does not include the ongoing impacts of the lower U.S. statutory rate on current year earnings.
Free Cash Flow
We define free cash flow as cash flows provided by operations reduced by purchases of property and equipment that are included in cash flows used in investing activities. The following table presents a reconciliation of cash flows provided by operating activities, the most comparable GAAP financial measure, to free cash flow for each of the periods presented:

	For the Six Months Ended
(in thousands)	January 26, 2019	January 27, 2018
Free cash flow reconciliation:
Cash flows provided by operating activities	$57,667	$33,735
Deduct:
Purchases of property and equipment	(11,903)	(8,232)
Free cash flow	$45,764	$25,503
Cash flows used in investing activities	$(187,234)	$(8,232)
Cash flows (used in) provided by financing activities	$(350)	$130,013
Active Clients
We believe that the number of active clients is a key indicator of our growth and the overall health of our business. We define an active client as a client who checked out a Fix in the preceding 12-month period, measured as of the last date of that period. A client checks out a Fix when she indicates what items she is keeping through our mobile application or on our website. We consider each Men’s, Women’s, or Kids account as a client, even if they share the same household. We had 2,961,000 and 2,508,000 active clients as of January 26, 2019, and January 27, 2018, respectively, representing year-over-year growth of 18.1%.
Factors Affecting Our Performance
Client Acquisition and Engagement
To grow our business, we must continue to acquire clients and successfully engage them. We believe that implementing broad-based marketing strategies that increase our brand awareness has the potential to strengthen Stitch Fix as a national consumer brand, help us acquire new clients, and drive revenue growth. As our business has achieved a greater scale and we are able to support a large and growing client base, we have increased our investments in marketing to take advantage of more marketing channels to efficiently acquire clients. For example, we continued to increase our advertising spend, from $19.8 million and $48.0 million for the three and six months ended January 27, 2018, to $23.9 million and $62.8 million for the three and six months ended

January 26, 2019, to support the growth of our business. We expect to continue to make significant marketing investments to grow our business. We currently utilize both digital and offline channels to attract new visitors to our website or mobile app and subsequently convert them into clients. Our current marketing efforts include client referrals, affiliate programs, partnerships, display advertising, television, print, radio, video, content, direct mail, social media, email, mobile “push” communications, search engine optimization, and keyword search campaigns.
To successfully acquire clients and increase engagement, we must also continue to improve the diversity of our offering. These efforts may include broadening our brand partnerships and expanding into new categories, product types, price points, and geographies. For example, in July 2018 we launched Stitch Fix Kids, expanding our client and vendor base, and in October 2018, we announced our intention to launch in the UK, expanding our geographic scope.
Investment in our Operations and Infrastructure
To grow our client base and enhance our offering, we will incur additional expenses. We intend to leverage our data science and deep understanding of our clients’ needs to inform investments in operations and infrastructure. We anticipate that our expenses will increase as we continue to hire additional personnel and further advance our technological and data science capabilities. Moreover, we intend to make capital investments in our inventory, fulfillment centers, and office space and logistics infrastructure as we launch new categories, expand internationally, and drive operating efficiencies. We expect to increase our spending on these investments in the future and cannot be certain that these efforts will grow our client base or be cost-effective. However, we believe these strategies will yield positive returns in the long term.
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
Merchandise Mix
We offer apparel, shoes, and accessories across categories, brands, product types, and price points. We currently serve our clients in the following categories: Women’s, Petite, Maternity, Men’s, Plus, and Kids. We carry a mix of third-party branded merchandise, including premium brands, and our own Exclusive Brands. We also offer a wide variety of product types, including denim, dresses, blouses, skirts, shoes, jewelry, and handbags. We sell merchandise across a broad range of price points and may further broaden our price point offerings in the future.
While changes in our merchandise mix have not caused significant fluctuations in our gross margin to date, categories, brands, product types, and price points do have a range of margin profiles. For example, our Exclusive Brands have generally contributed higher margin, shoes have generally contributed lower margin, and new categories, such as Kids, tend to initially have lower margins. Shifts in merchandise mix driven by client demand may result in fluctuations in our gross margin from period to period.
Components of Results of Operations
Revenue
We generate revenue primarily from the sale of merchandise. We charge a $20 nonrefundable upfront fee, referred to as a “styling fee,” that is credited towards any merchandise purchased in the Fix. We deduct discounts, sales tax, and estimated refunds to arrive at net revenue, which we refer to as revenue throughout this report. In December 2017, we launched Style Pass to provide our clients with an alternative to paying a $20 styling fee per Fix. With Style Pass, clients pay a $49 nonrefundable annual fee for unlimited styling that is credited towards merchandise purchases. To a lesser extent, we also recognize estimated revenue resulting from gift card breakage. We expect our revenue to increase in absolute dollars as we grow our business, although our revenue growth rate may slow in future periods.
Cost of Goods Sold
Cost of goods sold consists of the costs of merchandise, expenses for shipping to and from clients and inbound freight, inventory write-offs and changes in our inventory reserve, payment processing fees, and packaging materials costs. We expect our cost of goods sold to fluctuate as a percentage of revenue primarily due to how we manage our inventory and merchandise mix. Our classification of cost of goods sold may vary from other companies in our industry and may not be comparable.

Selling, General, and Administrative Expenses
Selling, general, and administrative expenses consist primarily of compensation and benefits costs, including stock-based compensation expense, for our employees including our stylist, fulfillment center operations, data analytics, merchandising, engineering, client experience, marketing, and corporate personnel. Selling, general, and administrative expenses also include marketing and advertising costs, third-party logistics costs, facility costs for our fulfillment centers and offices, professional service fees, information technology costs, and depreciation and amortization expense. We expect our selling, general, and administrative expenses to increase in absolute dollars and to fluctuate as a percentage of revenue due to the anticipated growth of our business, increased marketing investments, and additional costs associated with being a public company. Our classification of selling, general, and administrative expenses may vary from other companies in our industry and may not be comparable.
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
Interest Income
Interest income is generated from our cash equivalents and investments in available-for-sale securities.
Provision for Income Taxes
Our provision for income taxes consists of an estimate of federal, state, and international income taxes based on enacted federal, state, and international tax rates, as adjusted for allowable credits, deductions, and the valuation allowance against deferred tax assets, as applicable.
Results of Operations
Comparison of the Three and Six Months Ended January 26, 2019, and January 27, 2018
The following table sets forth our results of operations for the periods indicated:

	For the Three Months Ended		%	For the Six Months Ended		%
(in thousands)	January 26, 2019	January 27, 2018	Change	January 26, 2019	January 27, 2018	Change
Revenue, net	$370,280	$295,906	25.1%	$736,516	$591,469	24.5%
Cost of goods sold	207,131	168,523	22.9%	408,199	335,071	21.8%
Gross profit	163,149	127,383	28.1%	328,317	256,398	28.0%
Selling, general, and administrative expenses	147,738	111,771	32.2%	302,009	231,242	30.6%
Operating income	15,411	15,612	(1.3)%	26,308	25,156	4.6%
Remeasurement of preferred stock warrant liability	—	(1,614)	(100.0)%	—	(10,685)	(100.0)%
Interest income	(1,170)	(18)	*	(2,569)	(35)	*
Other income, net	(453)	—	100.0%	(573)	—	100.0%
Income before income taxes	17,034	17,244	(1.2)%	29,450	35,876	(17.9)%
Provision for income taxes	5,058	13,603	(62.8)%	6,796	18,747	(63.7)%
Net income	$11,976	$3,641	228.9%	$22,654	$17,129	32.3%

* Not meaningful

 The following table sets forth the components of our results of operations as a percentage of revenue:

	For the Three Months Ended		For the Six Months Ended
	January 26, 2019	January 27, 2018	January 26, 2019	January 27, 2018
Revenue, net	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	55.9%	57.0%	55.4%	56.7%
Gross margin	44.1%	43.0%	44.6%	43.3%
Selling, general, and administrative expenses	39.9%	37.8%	41.0%	39.1%
Operating income	4.2%	5.2%	3.6%	4.2%
Remeasurement of preferred stock warrant liability	—%	(0.6)%	—%	(1.8)%
Interest income	(0.3)%	—%	(0.3)%	—%
Other income, net	(0.1)%	—%	(0.1)%	—%
Income before income taxes	4.6%	5.8%	4.0%	6.0%
Provision for income taxes	1.4%	4.6%	0.9%	3.1%
Net income	3.2%	1.2%	3.1%	2.9%
Revenue and Gross Margin
Revenue increased by $74.4 million and $145.0 million, or 25.1% and 24.5%, during the three and six months ended January 26, 2019, respectively, compared with the same periods last year. The increase in revenue was primarily attributable to an 18.1% increase in active clients from January 27, 2018, to January 26, 2019, which drove increased sales of merchandise, and an increase in revenue per active client.
Gross margin for the three months and six months ended January 26, 2019, increased by 1.1% and 1.3%, respectively, compared with the same periods last year. The increase was primarily due to a decrease in inventory obsolescence reserves due to improved inventory management and a reduction in clearance expense.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased by $36.0 million and $70.8 million for the three and six months ended January 26, 2019, respectively, compared with the same periods last year. As a percentage of revenue, selling, general, and administrative expenses increased to 39.9% for the three months ended January 26, 2019, compared with 37.8% for the three months ended January 27, 2018, and increased to 41.0% for the six months ended January 26, 2019, compared with 39.1% for the six months ended January 27, 2018.
The increase for the three and six months ended January 26, 2019, compared with the same periods last year, was primarily related to higher compensation and benefits expense and stock-based compensation due to increased headcount as we continued to invest in technology talent, investments related to our UK launch, and higher advertising spend year over year, primarily due to online advertising initiatives.
Remeasurement of Preferred Stock Warrant Liability
The elimination of the remeasurement of the preferred stock warrant liability was due to the conversion of our preferred stock warrants into Class B common stock as part of our IPO.
Provision for Income Taxes
The following table summarizes our effective tax rate from income for the periods presented:

	For the Three Months Ended		For the Six Months Ended
(in thousands)	January 26, 2019	January 27, 2018	January 26, 2019	January 27, 2018
Income before income taxes	$17,034	$17,244	$29,450	$35,876
Provision for income taxes	5,058	13,603	6,796	18,747
Effective tax rate	29.7%	78.9%	23.1%	52.3%
We are primarily subject to income taxes in the United States. Our effective tax rate for the three and six months ended January 26, 2019, differs from the federal statutory income tax rate primarily due to lower tax rates in foreign jurisdictions where international expansion expenses are incurred, and certain nondeductible expenses and state taxes, partially offset by the benefits of stock-based compensation deductions, and allowable credits.

Our effective tax rate for the three and six months ended January 27, 2018, was based on our historic statutory tax rate of 26.96%. Our effective tax rate for the three and six months ended January 27, 2018, differed from the federal statutory income tax rate primarily due to remeasurement of the preferred stock warrant liability, state taxes, remeasurement of existing deferred tax balances, and certain other nondeductible expenses.
Liquidity and Capital Resources
Sources of Liquidity
Our principal sources of liquidity since inception have been our cash flows from operations, as well as the net proceeds we received through private sales of equity securities and our IPO. We have had positive and growing cash flows from operations since 2014. As of January 26, 2019, we had raised an aggregate of $169.6 million of equity capital including proceeds from our IPO. We had $167.5 million of cash and cash equivalents, $12.9 million of restricted cash, and investments of $176.1 million as of January 26, 2019. Our investments include U.S. Treasury securities, asset-backed securities, commercial paper, and corporate bonds, all of which are highly rated. Our investment balance includes $109.4 million of short-term investments with contractual maturities of 12 months or less as of January 26, 2019.
Our primary use of cash includes operating costs such as merchandise purchases, compensation and benefits, marketing, and other expenditures necessary to support our business growth. We have been able to fund these costs through our cash flows from operations since 2014 and expect to continue to do so. We believe our existing cash balances and cash flows from operations will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months.
Cash Flows
The following table summarizes our cash flows for the periods indicated below:

	For the Six Months Ended
(in thousands)	January 26, 2019	January 27, 2018
Net cash provided by operating activities	$57,667	$33,735
Net cash used in investing activities	(187,234)	(8,232)
Net cash (used in) provided by financing activities	(350)	130,013
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(129,917)	$155,516
Cash provided by operating activities
During the six months ended January 26, 2019, cash provided by operating activities was $57.7 million, which consisted of net income of $22.7 million, adjusted by non-cash charges of $23.8 million, and a change of $11.2 million in our net operating assets and liabilities. The non-cash charges were largely driven by $14.7 million of stock-based compensation expense, $6.5 million of depreciation and amortization, and $4.9 million of inventory obsolescence reserves. The change in our net operating assets and liabilities was primarily due to an increase of $24.7 million in accounts payable and accrued liabilities related to the increased business activity and timing of payments, substantially offset by an increase of $22.9 million in our inventory balance due to increased inventory purchases to support our growth.
During the six months ended January 27, 2018, cash provided by operating activities was $33.7 million, which consisted of net income of $17.1 million, adjusted by non-cash charges of $12.0 million and a change of $4.6 million in our net operating assets and liabilities. The non-cash charges were largely driven by a $7.0 million increase in our inventory reserve, a $5.5 million increase in deferred tax expense primarily related to a $4.7 million remeasurement of our net deferred tax assets under the Tax Act, $5.1 million of stock-based compensation expense, and $4.9 million of depreciation and amortization, partially offset by $10.7 million related to the remeasurement of the preferred stock warrant liability. The change in our net operating assets and liabilities was primarily due to an increase of $15.3 million in accounts payable and accrued liabilities related to increased business activity, and a decrease of $5.1 million in prepaid and other assets due to timing of payments substantially all offset by an increase of $19.5 million in our inventory balance due to increased inventory purchases to support our growth.
Cash used in investing activities
During the six months ended January 26, 2019, and January 27, 2018, cash used in investing activities was $187.2 million and $8.2 million, respectively. During the six months ended January 26, 2019, cash used in investing activities was primarily related to our investment of $186.0 million in highly rated available-for-sale securities and $11.9 million in purchases of property and equipment. During the six months ended January 27, 2018, cash used in investing activities was due to $8.2 million in purchases of property and equipment primarily related to the expansion of our fulfillment centers and offices as well as continued investment in our proprietary systems.

Cash (used in) provided by financing activities
During the six months ended January 26, 2019, cash used in financing activities was $0.4 million, which was primarily due to payments for tax withholding related to vesting of restricted stock units.
During the six months ended January 27, 2018, cash provided by financing activities was $130.0 million, which was primarily due to proceeds from our IPO.
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
We entered into an amendment to our fulfillment center arrangement in Dallas effective February 20, 2019 (the “Amendment”). The Amendment increases our existing square footage at this location by approximately 174,000 square feet to approximately 490,000 square feet, and extends the original lease term by approximately eighteen months to June 2024. Effective with the Amendment, the arrangement will be accounted for as an operating lease with future minimum lease payments of approximately $10 million through June 2024.
There have been no other material changes to our contractual obligations and other commitments as disclosed in our Annual Report on Form 10-K for the fiscal year ended July 28, 2018 (“2018 Annual Report”).
Off-Balance Sheet Arrangements
We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.
Critical Accounting Policies and Estimates
Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosures. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
Interest Rate Risk
We are primarily exposed to market risks through interest rate risk on our investments. As of January 26, 2019, we had $176.1 million in highly rated investments accounted for as available-for-sale securities, which are presented on our balance sheet at their fair market value. These interest-earning instruments carry a degree of interest rate risk; however, a hypothetical 10% change in interest rates during the three and six months ended January 26, 2019, would not have had a material impact on our condensed consolidated financial statements.
Foreign Currency Risk
Currently, all of our revenue is earned in U.S. dollars; however, our expansion into the United Kingdom exposes us to fluctuations in foreign currency exchange rates on our operating expenses. Fluctuations in foreign currency exchange rates may also result in transaction gains or losses on transactions in currencies other than the U.S. Dollar or British Pound Sterling. For the three and six months ended January 26, 2019, a hypothetical 10% increase or decrease in current exchange rates would not have had a material impact on our condensed consolidated financial results.

ITEM 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report.
Based on the evaluation of our disclosure controls and procedures as of January 26, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of a material weakness in our internal control over financial reporting as previously disclosed in our 2018 Annual Report, our disclosure controls and procedures were not effective as of January 26, 2019.
Material Weakness in Internal Control Over Financial Reporting
In connection with the audit of our consolidated financial statements for the year ended July 28, 2018, we identified a material weakness in our internal control over financial reporting relating to the accounting and proprietary systems used in our financial reporting process not having the proper level of controls. Specifically, our systems lacked controls over access, program change management, and computer operations that are needed to ensure access to financial data is adequately restricted to appropriate personnel.
A material weakness, as defined in the standards established by the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
Management’s Plan to Remediate the Material Weakness
As a result of this material weakness, we have initiated and will continue to implement remediation measures including, but not limited to, engaging external consultants to conduct a review of processes that involve financial data within our accounting and proprietary systems. This review includes identification of potential risks, documentation of processes, and recommendations for improvement. We are still in the process of completing the remediation of the previously identified material weakness.
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
Notwithstanding the material weakness, our management has concluded that the financial statements included elsewhere in this Quarterly Report present fairly, in all material respects, our financial position, results of operations, and cash flows in conformity with GAAP.
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
Changes in Internal Control
Other than the changes intended to remediate the material weakness noted above, there were no changes in our internal control over financial reporting during the quarter ended January 26, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On October 11, 2018, October 26, 2018, November 16, 2018, and December 10, 2018, four putative class action lawsuits alleging violations of the federal securities laws were filed in the U.S. District Court for the Northern District of California, naming as defendants us and certain of our officers. The four lawsuits each make the same allegations of violations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), by us and our officers for allegedly making materially false and misleading statements regarding our active client growth and strategy with respect to television advertising between June 2018 and October 2018. The plaintiffs seek unspecified monetary damages and other relief. We expect the four lawsuits, which have been deemed to be related cases by the court, to be consolidated into one. On December 12, 2018, a derivative action was filed against our directors in the same court, alleging the same violations of securities laws as alleged in the four putative class action cases described above and breach of fiduciary duties.
On December 29, 2017, a lawsuit was filed by a holder of shares of our Class A common stock in the Court of Chancery of the State of Delaware, naming as defendants us and certain of our directors, as well as two other public companies and certain of their directors. The lawsuit sought a court determination that Article VI, Section E of our amended and restated certificate of incorporation, purporting to limit to federal court the forum in which a stockholder could bring a claim under the Securities Act of 1933, as amended (the “Securities Act”), and similar provisions in our co-defendants’ certificates of incorporation, were invalid. On December 19, 2018, the Chancery Court of the State of Delaware issued an opinion in Sciabacucchi v. Salzberg, invalidating our federal exclusive forum provision. We plan to appeal this decision to the Delaware Supreme Court.
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
Investing in our common stock involves a high degree of risk. You should consider and read carefully all of the risks and uncertainties described below, as well as other information included in this Quarterly Report on Form 10-Q (this “Quarterly Report”), and in our other public filings. The risks described below are not the only ones facing us. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition or results of operations. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment. This Quarterly Report also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below.
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
Our future success will depend in large part upon our ability to, among other things:

•	cost-effectively acquire new clients and engage with existing clients;

•	increase consumer awareness of our brand and maintain our reputation;

•	successfully expand our offering and geographic reach;

•	anticipate and respond to changing style trends and consumer preferences;

•	manage our inventory effectively;

•	anticipate and respond to macroeconomic changes;

•	compete effectively;

•	avoid interruptions in our business from information technology downtime, cybersecurity breaches, or labor stoppages;

•	effectively manage our growth;

•	continue to enhance our personalization capabilities;

•	hire, integrate, and retain talented people at all levels of our organization;

•	maintain the quality of our technology infrastructure;

•	develop new features to enhance the client experience; and

•	retain our existing merchandise vendors and attract new vendors.
If we fail to address the risks and difficulties that we face, including those associated with the challenges listed above as well as those described elsewhere in this “Risk Factors” section, our business and our operating results will be adversely affected.
If we fail to effectively manage our growth, our business, financial condition and operating results could be harmed.
To effectively manage our growth, we must continue to implement our operational plans and strategies, improve and expand our infrastructure of people and information systems, and expand, train, and manage our employee base. Since our inception, we have rapidly increased our employee headcount to support the growth of our business. We added a significant number of employees during 2018 and expect to continue growing in 2019. We have expanded across all areas of our business. To support continued growth, we must effectively integrate, develop, and motivate a large number of new employees while maintaining our corporate culture. The risks associated with a rapidly growing workforce will be particularly acute as we expand internationally, as we are less familiar with the labor markets outside of the United States, and if we choose to expand into new merchandise categories.
We are also required to manage numerous relationships with various vendors and other third parties. Further growth of our operations, vendor base, fulfillment centers, information technology systems, or internal controls and procedures may not be adequate to support our operations. For example, in October 2018, we announced our plans to enter the UK, which will involve working with international vendors, establishing offices and fulfillment centers in the UK, and complying with UK and European Union (“EU”) laws and regulations. Our launch of Stitch Fix Kids in July 2018 also required us to increase our vendor base, expand our fulfillment center operations, and evaluate compliance with additional regulatory requirements, among other things. If we are unable to manage the growth of our organization effectively, our business, financial condition, and operating results may be adversely affected.
Our continued growth depends on attracting new clients.
Our success depends on our ability to attract new clients in a cost-effective manner. To expand our client base, we must appeal to and acquire clients who have historically used other means to purchase apparel, shoes, and accessories, such as traditional brick-and-mortar apparel retailers or the websites of our competitors. We reach new clients through paid marketing, referral programs, organic word of mouth and other methods of discovery, such as mentions in the press or internet search engine results. Starting in calendar year 2017, we began to increase our paid marketing expenses by investing more in digital marketing and launching our first television advertising campaigns. We expect to increase our spending on these and other paid marketing channels in the future and cannot be certain that these efforts will yield more clients or be as cost effective. Although we expect to increase marketing spend over time, our marketing activity and spend may vary from period to period, which may result in faster or slower rates of active client growth in any given period. Moreover, new clients may not purchase from us as frequently or spend as much with us as existing clients, and the revenue generated from new clients may not be as high as the revenue generated from our existing clients. These factors may harm our growth prospects and our business could be adversely affected.
We rely on consumer discretionary spending and may be adversely affected by economic downturns and other macroeconomic conditions or trends.
Our business and operating results are subject to global economic conditions and their impact on consumer discretionary spending. Some of the factors that may negatively influence consumer spending include high levels of unemployment, higher consumer debt levels, reductions in net worth and declines in asset values and related market uncertainty, home foreclosures and reductions in home values, fluctuating interest rates and credit availability, fluctuating fuel and other energy costs, fluctuating commodity prices, and general uncertainty regarding the overall future political and economic environment. Economic conditions in certain regions may also be affected by natural disasters, such as hurricanes, tropical storms, and wildfires. Consumer purchases of discretionary items, including the merchandise that we offer, generally decline during periods of economic uncertainty, when disposable income is reduced or when there is a reduction in consumer confidence.
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
Promoting awareness of our service is important to our ability to grow our business, drive client engagement and attract new clients. We believe that much of the growth in our client base during our first five years originated from referrals, organic word of mouth, and other methods of discovery, as our marketing efforts and expenditures were relatively limited. More recently, we increased our paid marketing initiatives and intend to continue to do so. Our marketing efforts currently include client referrals, affiliate programs, partnerships, display advertising, television, print, radio, video, content, direct mail, social media, email, mobile “push” communications, search engine optimization, and keyword search campaigns. In February 2019, we launched our first integrated brand marketing campaign. We have limited or no experience marketing our services using some of these methods and our efforts may be unsuccessful. Our marketing initiatives may become increasingly expensive and generating a meaningful return on those initiatives may be difficult. We may also adjust our marketing activity from period to period as we launch new initiatives, run tests, or make decisions on marketing investments in response to anticipated rates of return, such as when we identify favorable cost per acquisition trends. For example, we tend to reduce our advertising during the holiday season, when many other retailers compete for marketing opportunities. Even if we successfully increase revenue as a result of our paid marketing efforts, it may not offset the additional marketing expenses we incur.
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
We may be unable to maintain a high level of engagement with our clients and increase their spending with us, which could harm our business, financial condition, or operating results.
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
In the ordinary course of our business, we and our vendors collect, process, and store certain personal information and other data relating to individuals, such as our clients and employees, including client payment card information. We rely substantially on commercially available systems, software, tools, and monitoring to provide security for our processing, transmission, and storage of personal information and other confidential information. There can be no assurance, however, that we or our vendors will not suffer a data compromise, that hackers or other unauthorized parties will not gain access to personal information or other data, including payment card data or confidential business information, or that any such data compromise or access will be discovered in a timely fashion. The techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not identified until they are launched against a target, and we and our vendors may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, our employees, contractors, vendors, or other third parties with whom we do business may attempt to circumvent security measures in order to misappropriate such personal information, confidential information, or other data, or may inadvertently release or compromise such data.
Compromise of our data security or of third parties with whom we do business, failure to prevent or mitigate the loss of personal or business information, and delays in detecting or providing prompt notice of any such compromise or loss could disrupt our operations, damage our reputation, and subject us to litigation, government action, or other additional costs and liabilities that could adversely affect our business, financial condition, and operating results.

Our industry is highly competitive and if we do not compete effectively our operating results could be adversely affected.
The retail apparel industry is highly competitive. We compete with eCommerce companies that market the same or similar merchandise and services that we offer, local, national, and global department stores, specialty retailers, discount chains, independent retail stores, and the online offerings of these traditional retail competitors. Additionally, we experience competition for consumer discretionary spending from other product and experiential categories. We believe our ability to compete depends on many factors within and beyond our control, including:

•	effectively differentiating our service and value proposition from those of our competitors;

•	attracting new clients and engaging with existing clients;

•	our direct relationships with our clients and their willingness to share personal information with us;

•	further developing our data science capabilities;

•	maintaining favorable brand recognition and effectively marketing our services to clients;

•	delivering merchandise that each client perceives as personalized to him or her;

•	the amount, diversity, and quality of brands and merchandise that we or our competitors offer;

•	our ability to expand and maintain appealing Exclusive Brands and exclusive-to-Stitch Fix merchandise;

•	the price at which we are able to offer our merchandise;

•	the speed and cost at which we can deliver merchandise to our clients and the ease with which they can use our services to return merchandise; and

•	anticipating and quickly responding to changing apparel trends and consumer shopping preferences.
Many of our current competitors have, and potential competitors may have, longer operating histories, larger fulfillment infrastructures, greater technical capabilities, faster shipping times, lower-cost shipping, larger databases, more purchasing power, higher profiles, greater financial, marketing, institutional, and other resources, and larger customer bases than we do. These factors may allow our competitors to derive greater revenue and profits from their existing customer bases, acquire customers at lower costs, or respond more quickly than we can to new or emerging technologies, changes in apparel trends and consumer shopping behavior, and changes in supply conditions. These competitors may engage in more extensive research and development efforts, enter or expand their presence in the personalized retail market, undertake more far-reaching marketing campaigns, and adopt more aggressive pricing policies, which may allow them to build larger customer bases or generate revenue from their existing customer bases more effectively than we do. If we fail to execute on any of the above better than our competitors, our operating results may be adversely affected.
If we are unable to develop and introduce new merchandise offerings or expand into new markets in a timely and cost-effective manner, our business, financial condition and operating results could be negatively impacted.
The largest portion of our revenue today comes from the sale of Women’s apparel. From 2015 to 2017, we expanded our merchandise offering into categories including Petite, Maternity, Men’s, and Plus, began offering different product types including shoes and accessories, and expanded the number of brands we offer. In 2018, we also launched our Premium Brands, Extras, and Kids offerings. In October 2018, we announced our intention to enter the UK market. We continue to explore additional offerings to serve our existing clients, attract new clients, and expand our geographic scope.
New offerings may not have the same success, or gain traction as quickly, as our current offerings. If the merchandise we offer is not accepted by our clients or does not attract new clients, or if we are not able to attract clients in new markets such as the UK, our sales may fall short of expectations, our brand and reputation could be adversely affected, and we may incur expenses that are not offset by sales. If the launch of a new category or in a new geography requires investments greater than we expect, our operating results could be negatively impacted. Also, our business may be adversely affected if we are unable to attract brands and other merchandise vendors that produce sufficient high-quality, appropriately priced, and on-trend merchandise. For example, vendors in the UK may not be familiar with our company or brand, which may make it difficult for us to obtain the merchandise we seek or be able to purchase products at an appropriate price.
Our current merchandise offerings have a range of margin profiles and we believe new offerings will also have a broad range of margin profiles that will affect our operating results. New businesses generally contribute lower margins and imported merchandise may be subject to tariffs or duties that lower margins. Additionally, as we enter into new categories and markets, we may not have as high of purchasing power as we do in our current offerings, which could increase our costs of goods sold and further reduce our margins. Expansion of our merchandise offerings and geographic scope may also strain our management and operational resources, specifically the need to hire and manage additional merchandise buyers to source new merchandise and to allocate new categories across our distribution network. We may also face greater competition in specific categories or regions from companies that are more focused on these areas. For example, when we launch in the UK, we will compete with existing businesses that have been providing similar services in the region and may be more familiar with trends and customer preferences in that market. Also, our recent entry into the Kids category means we now compete with a number of additional companies that have been in the Kids category for a longer period of time and may have more experience in children’s clothing. If any of the above were to occur, it could damage our reputation, limit our growth, and have an adverse effect on our operating results.
Expansion of our operations internationally will require management attention and resources, involves additional risks, and may be unsuccessful.
In October 2018, we announced plans to enter the UK market, and we may choose to expand to other international markets in the future. We have no experience with operating internationally or selling our merchandise outside of the United States, and when we expand internationally we will need to adapt to different local cultures, standards, laws, and policies. The business model we employ and the merchandise we currently offer may not appeal to consumers outside of the United States. Furthermore, to succeed with clients in international locations, such as the UK, we will need to locate fulfillment centers in foreign markets and hire local employees, and we will have to invest in these facilities and employees before proving we can successfully run foreign operations. We may not be successful in expanding into international markets or in generating revenue from foreign operations for a variety of reasons, including:

•	the need to localize our merchandise offerings, including translation into foreign languages and adaptation for local practices;

•	different consumer demand dynamics, which may make our model and the merchandise we offer less successful compared to the United States;

•	competition from local incumbents that understand the local market and may operate more effectively;

•	regulatory requirements, taxes, trade laws, trade sanctions, and economic embargoes, tariffs, export quotas, custom duties, or other trade restrictions, or any unexpected changes thereto;

•	laws and regulations regarding anti-bribery and anti-corruption compliance;

•	differing labor regulations where labor laws may be more advantageous to employees as compared to the United States and result in increased labor costs;

•	more stringent regulations relating to privacy and data security and access to, or use of, commercial and personal information, particularly in Europe;

•	changes in a specific country’s or region’s political or economic conditions; and

•	risks resulting from changes in currency exchange rates.
If we invest substantial time and resources to establish and expand our operations internationally and are unable to do so successfully and in a timely manner, our operating results would suffer.
We may not be able to sustain our revenue growth rate and we may not be profitable in the future.
Our recent revenue growth and past profitability should not be considered indicative of our future performance. Our rate of revenue growth has varied in recent periods. Specifically, our revenue increased by 25.5% in 2018 from 2017, 33.8% in 2017 from 2016, and 113.0% in 2016 from 2015. As we grow our business, our revenue growth rates may continue to slow in future periods due to a number of reasons, which may include slowing demand for our merchandise and service, increasing competition, a decrease in the growth rate of our overall market, and our failure to capitalize on growth opportunities, as well as the maturation of our business.
Moreover, our expenses have increased in recent periods, and we expect expenses to increase substantially in the near term, particularly as we make significant investments in our marketing initiatives, expand our geographic markets, operations, and infrastructure, develop and introduce new merchandise offerings, and hire additional personnel. We may not always pursue short-term profits but are often focused on long-term growth, which may impact our financial results. In addition, in connection with operating as a public company, we are incurring additional significant legal, accounting, and other expenses that we did not incur as a private company. If our revenue does not increase to offset increases in our operating expenses, we may not be profitable in future periods.
We must successfully gauge apparel trends and changing consumer preferences.
Our success is, in large part, dependent upon our ability to identify apparel trends, predict and gauge the tastes of our clients, and provide a service that satisfies client demand in a timely manner. However, lead times for many of our purchasing decisions may make it difficult for us to respond rapidly to new or changing apparel trends or client acceptance of merchandise chosen by our merchandising buyers. We generally enter into purchase contracts significantly in advance of anticipated sales and frequently before apparel trends are confirmed by client purchases. In the past, we have not always predicted our clients’ preferences and acceptance levels of our merchandise with accuracy. Further, we use our data science to predict our clients’ preferences and gauge demand for our merchandise, and there is no guarantee that our data science and algorithms will accurately anticipate client demand and tastes. Our planned entry into the UK will also require us to become familiar with different apparel trends and customer preferences. In addition, consumer shopping behavior may continue to evolve and we may need to adapt our service to such changes. To the extent we misjudge the market for the service we offer or fail to execute on trends and deliver attractive merchandise to clients, our sales will decline and our operating results will be adversely affected.
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
We believe that maintaining the Stitch Fix brand and reputation is critical to driving client engagement and attracting clients and merchandise vendors. Building our brand will depend largely on our ability to continue to provide our clients with valued personal styling services and high-quality merchandise, which we may not do successfully. Client complaints or negative publicity about our styling services, merchandise, delivery times, or client support, especially on social media platforms, could harm our reputation and diminish client use of our services, the trust that our clients place in Stitch Fix, and vendor confidence in us.
Our brand depends in part on effective client support, which requires significant personnel expense. Failure to manage or train our client support representatives properly or inability to handle client complaints effectively could negatively affect our brand, reputation, and operating results.
If we fail to cost-effectively promote and maintain the Stitch Fix brand, our business, financial condition, and operating results may be adversely affected.
If we fail to attract and retain key personnel, effectively manage succession, or hire, develop, and motivate our employees, our business, financial condition, and operating results could be adversely affected.
Our success, including our ability to anticipate and effectively respond to changing style trends and deliver a personalized styling experience, depends in part on our ability to attract and retain key personnel on our executive team and in our merchandising, algorithms, engineering, marketing, styling, and other organizations.
We do not have long-term employment or non-competition agreements with any of our personnel. Senior employees have left Stitch Fix in the past and others may in the future, which we cannot necessarily anticipate and whom we may not be able to promptly replace. The loss of one or more of our key personnel or the inability to promptly identify a suitable successor to a key role could have an adverse effect on our business. In particular, our Founder and Chief Executive Officer has unique and valuable experience leading our company from its inception through today. If she were to depart or otherwise reduce her focus on Stitch Fix, our business may be disrupted. We do not currently maintain key-person life insurance policies on any member of our senior management team or other key employees.
We also face significant competition for personnel, particularly in the San Francisco Bay Area where our headquarters are located. To attract top talent, we have had to offer, and believe we will need to continue to offer, competitive compensation and benefits packages before we can validate the productivity of those employees. We may also need to increase our employee compensation levels in response to competition. We cannot be sure that we will be able to attract, retain, and motivate a sufficient number of qualified personnel in the future, or that the compensation costs of doing so will not adversely affect our operating results. Additionally, we may not be able to hire new employees quickly enough to meet our needs. If we fail to effectively manage our hiring needs or successfully integrate new hires, our efficiency, ability to meet forecasts, and maintain employee morale, productivity, and retention could suffer, which may have an adverse effect on our business, financial condition, and operating results.
If we fail to effectively manage our stylists, our business, financial condition, and operating results could be adversely affected.
More than 3,900 of our employees are stylists, who work remotely and on a part-time basis for us and are paid hourly. They track and report the time they spend working for us. These employees are classified as nonexempt under federal and state law. If we fail to effectively manage our stylists, including by ensuring accurate tracking and reporting of their hours worked and proper processing of their hourly wages, then we may face claims alleging violations of wage and hour employment laws, including, without limitation, claims of back wages, unpaid overtime pay, and missed meal and rest periods. Any such employee litigation could be attempted on a class or representative basis. Such litigation can be expensive and time-consuming regardless of whether the claims against us are valid or whether we are ultimately determined to be liable, and could divert management’s attention from our business. We could also be adversely affected by negative publicity, litigation costs resulting from the defense of these claims, and the diversion of time and resources from our operations.
Our business, including our costs and supply chain, is subject to risks associated with sourcing, manufacturing, and warehousing.
We currently source nearly all of the merchandise we offer from third-party vendors, many of whom use manufacturers in the same geographic region, and as a result we may be subject to price fluctuations or demand disruptions. Our operating results would be negatively impacted by increases in the cost of our merchandise, and we have no guarantees that costs will not rise. In addition, as we expand into new categories, product types, and geographies, we expect that we may not have strong purchasing power in these new areas, which could lead to higher costs than we have historically seen in our current categories. We may not be able to pass increased costs on to clients, which could adversely affect our operating results.
The fabrics used by our vendors are made of raw materials including petroleum-based products and cotton. Significant price fluctuations or shortages in petroleum, cotton, or other raw materials could significantly increase our cost of goods sold. Moreover, in the event of a significant disruption in the supply of the fabrics or raw materials used in the manufacture of the merchandise we offer, our vendors might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price. For example, natural disasters have in the past increased raw material costs, impacting pricing with certain of our vendors, and caused shipping delays for certain of our merchandise. In addition, the labor costs to produce our products may fluctuate. Any delays, interruption, damage to, or increased costs in the manufacture of the merchandise we offer could result in higher prices to acquire the merchandise, or non-delivery of merchandise altogether, and could adversely affect our operating results.
In addition, we cannot guarantee that merchandise we receive from vendors will be of sufficient quality or free from damage, or that such merchandise will not be damaged during shipping, while stored in one of our fulfillment centers or when returned by customers. While we take measures to ensure merchandise quality and avoid damage, including evaluating vendor product samples, conducting inventory inspections, and inspecting returned product, we cannot control merchandise while it is out of our possession or prevent all damage while in our fulfillment centers. We may incur additional expenses and our reputation could be harmed if clients and potential clients believe that our merchandise is not of high quality or may be damaged.
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
Any failure by us or our vendors to comply with product safety, labor, or other laws, or our standard vendor terms and conditions, or to provide safe factory conditions for our or their workers, may damage our reputation and brand, and harm our business.
The merchandise we sell to our clients is subject to regulation by the Federal Consumer Product Safety Commission, the Federal Trade Commission, and similar state and international regulatory authorities. As a result, such merchandise could in the future be subject to recalls and other remedial actions. Product safety, labeling, and licensing concerns may result in us voluntarily removing selected merchandise from our inventory. Such recalls or voluntary removal of merchandise can result in, among other things, lost sales, diverted resources, potential harm to our reputation, and increased client service costs and legal expenses, which could have a material adverse effect on our operating results. Our entry into children’s clothing with Stitch Fix Kids also requires us to comply with additional product safety, labeling, and other regulations and requirements, which may result in increased operational and compliance costs and may adversely affect our operating results.
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
We purchase our merchandise from numerous domestic and international vendors. Our standard vendor terms and conditions require vendors to comply with applicable laws. We have hired independent firms that conduct audits of the working conditions at the factories producing our Exclusive Brand products. If an audit reveals potential problems, we require that the vendor institute corrective action plans to bring the factory into compliance with our standards, or we may discontinue our relationship with the vendor. The loss of an Exclusive Brand vendor for failing to comply with our standards could cause inventory delays, impact our clients’ experiences, and otherwise harm our operating results. In addition, failure of our vendors to comply with applicable laws and regulations and contractual requirements could lead to litigation against us, resulting in increased legal expenses and costs. Furthermore, the failure of any such vendors to provide safe and humane factory conditions and oversight at their facilities could damage our reputation with clients or result in legal claims against us.
We may incur significant losses from fraud.
We have in the past incurred and may in the future incur losses from various types of fraud, including stolen credit card numbers, claims that a client did not authorize a purchase, merchant fraud, and clients who have closed bank accounts or have insufficient funds in open bank accounts to satisfy payments. In addition to the direct costs of such losses, if the fraud is related to credit card transactions and becomes excessive, it could result in us paying higher fees or losing the right to accept credit cards for payment. In addition, under current credit card practices, we are typically liable for fraudulent credit card transactions. Our failure to adequately prevent fraudulent transactions could damage our reputation, result in litigation or regulatory action, and lead to expenses that could substantially impact our operating results.
We are subject to payment-related risks.
We accept payments online via credit and debit cards, which subjects us to certain regulations and fraud, and we may in the future offer new payment options to clients that would be subject to additional regulations and risks. We pay interchange and other fees in connection with credit card payments, which may increase over time and adversely affect our operating results. While we use a third party to process payments, we are subject to payment card association operating rules and certification requirements, including the Payment Card Industry Data Security Standard and rules governing electronic funds transfers. If we fail to comply with applicable rules and regulations, we may be subject to fines or higher transaction fees and may lose our ability to accept online payments or other payment card transactions. If any of these events were to occur, our business, financial condition, and operating results could be adversely affected.
System interruptions that impair client access to our website or other performance failures in our technology infrastructure could damage our business.
The satisfactory performance, reliability, and availability of our website, mobile application, internal applications, and technology infrastructure are critical to our business. We rely on our website and mobile application to engage with our clients and sell them merchandise. We also rely on a host of internal custom-built applications to run critical business functions, such as styling, merchandise purchasing, warehouse operations, and order fulfillment. In addition, we rely on a variety of third-party, cloud-based solution vendors for key elements of our technology infrastructure. These systems are vulnerable to damage or interruption and we have experienced interruptions in the past. For example, in February 2017, as a result of an outage with Amazon Web Services, where much of our technology infrastructure is hosted, we experienced disruptions in applications that support our warehouse operations and order fulfillment that caused a temporary slowdown in the number of Fix shipments we were able to make. Interruptions may be caused by a variety of incidents, including human error, our failure to update or improve our proprietary systems, cyber attacks, fire, flood, power loss, or telecommunications failures. Any failure or interruption of our website, mobile application, internal business applications, or our technology infrastructure could harm our ability to serve our clients, which would adversely affect our business and operating results.
Our use of personal information and other data subjects us to privacy laws and obligations, and our failure to comply with such obligations could harm our business.
We collect and maintain significant amounts of personal information and other data relating to our clients and employees. Numerous laws, rules, and regulations in the United States and internationally, including the EU’s General Data Protection Regulation (“GDPR”), govern privacy and the collection, use, and protection of personal information. These laws, rules, and regulations evolve frequently and may be inconsistent from one jurisdiction to another or may be interpreted to conflict with our practices. Any failure or perceived failure by us or any third parties with which we do business to comply with these laws, rules, and regulations, or with other obligations to which we may be or become subject, may result in actions against us by governmental entities, private claims and litigation, fines, penalties, or other liabilities. Any such action would be expensive to defend, damage our reputation, and adversely affect our business and operating results. For example, in May 2018, the GDPR went into effect in the EU. The GDPR imposed more stringent data protection requirements and provides greater penalties for noncompliance than previous data protection laws. Further, following a referendum in June 2016 in which voters in the UK approved an exit from the EU, the UK government has initiated a process to leave the EU (“Brexit”). Brexit has created uncertainty with regard to the regulation of data protection in the UK. In particular, it is uncertain whether the UK will enact data protection laws or regulations designed to be consistent with the GDPR and how data transfers to and from the UK will be regulated. Similarly, in June 2018, the State of California legislature passed the California Consumer Privacy Act of 2018 (“CCPA”), which would require us to make new disclosures to consumers about our data collection, use, and sharing practices. The CCPA also allows consumers to opt out of certain data sharing with third parties, and provides a new cause of action for data breaches. As currently enacted, the act takes effect on January 1, 2020. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, dissemination, and security of data.
Unfavorable changes or failure by us to comply with evolving internet and eCommerce regulations could substantially harm our business and operating results.
We are subject to general business regulations and laws as well as regulations and laws specifically governing the internet and eCommerce. These regulations and laws may involve taxes, privacy and data security, consumer protection, the ability to collect and/or share necessary information that allows us to conduct business on the internet, marketing communications and advertising, content protection, electronic contracts, or gift cards. Furthermore, the regulatory landscape impacting internet and eCommerce businesses is constantly evolving. For example, in 2010, California’s Automatic Renewal Law went into effect, requiring companies to adhere to enhanced disclosure requirements when entering into automatically renewing contracts with consumers. As a result, a wave of consumer class action lawsuits was brought against companies that offer online products and services on a subscription or recurring basis. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation, lost business, and proceedings or actions against us by governmental entities or others, which could impact our operating results.
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
The material weakness identified in our internal control over financial reporting primarily related to our accounting and proprietary systems used in our financial reporting process not having the proper level of controls. Specifically, our systems lacked controls over access, program change management, and computer operations that are needed to ensure access to financial data is adequately restricted to appropriate personnel. As a result of this material weakness, we have initiated and will continue to implement remediation measures including, but not limited to, engaging external consultants to conduct a review of processes that involve financial data within our accounting and proprietary systems. This review, which is ongoing, includes the identification of potential risks, documentation of processes, and recommendations for improvements.
We are still in the process of completing the remediation of the material weakness related to our accounting and proprietary systems. However, we cannot assure you that the steps we are taking will be sufficient to remediate our material weakness or prevent future material weaknesses or significant deficiencies from occurring.
If we identify future material weaknesses in our internal controls over financial reporting or fail to meet the demands placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act, we may be unable to accurately report our financial results or report them within the timeframes required by law or stock exchange regulations. Failure to comply with Section 404 of the Sarbanes-Oxley Act could also potentially subject us to sanctions or investigations by the Securities and Exchange Commission (“SEC”) or other regulatory authorities. If additional material weaknesses exist or are discovered in the future, and we are unable to remediate any such material weakness, our reputation, financial condition, and operating results could suffer.
Shipping is a critical part of our business and any changes in our shipping arrangements or any interruptions in shipping could adversely affect our operating results.
We currently rely on two major vendors for our shipping. If we are not able to negotiate acceptable pricing and other terms with these entities or they experience performance problems or other difficulties, it could negatively impact our operating results and our clients’ experience. In addition, our ability to receive inbound inventory efficiently and ship merchandise to clients may be negatively affected by inclement weather, fire, flood, power loss, earthquakes, labor disputes, acts of war or terrorism, and similar factors. For example, strikes at major international shipping ports have in the past impacted our supply of inventory from our vendors. In addition, as a result of Hurricane Harvey in September 2017, one of our shipping vendors was unable to deliver Fixes to certain affected areas for several weeks, resulting in delivery delays and Fix cancellations. We are also subject to risks of damage or loss during delivery by our shipping vendors. If our merchandise is not delivered in a timely fashion or is damaged or lost during the delivery process, our clients could become dissatisfied and cease using our services, which would adversely affect our business and operating results.
Our operating results could be adversely affected by natural disasters, public health crises, political crises, or other catastrophic events.
Our principal offices and one of our fulfillment centers are located in the San Francisco Bay Area, which has a history of earthquakes, and are thus vulnerable to damage. We also operate offices and fulfillment centers in other regions. Natural disasters, such as earthquakes, hurricanes, tornadoes, floods, fires, and other adverse weather and climate conditions; unforeseen public health crises, such as pandemics and epidemics; political crises, such as terrorist attacks, war, and other political instability; or other catastrophic events, whether occurring in the United States or internationally, could disrupt our operations in any of our offices and fulfillment centers or the operations of one or more of our third-party providers or vendors. In particular, these types of events could impact our merchandise supply chain, including our ability to ship merchandise to clients from or to the impacted region, and could impact our ability or the ability of third parties to operate our sites and ship merchandise. In addition, these types of events could negatively impact consumer spending in the impacted regions. To the extent any of these events occur, our business and operating results could be adversely affected.
If we cannot successfully protect our intellectual property, our business would suffer.
We rely on trademark, copyright, trade secrets, patents, confidentiality agreements, and other practices to protect our brands, proprietary information, technologies, and processes. Our principal trademark assets include the registered trademarks “Stitch Fix” and “Fix,” multiple private label clothing and accessory brand names, and our logos and taglines. Our trademarks are valuable assets that support our brand and consumers’ perception of our services and merchandise. We also hold the rights to the “stitchfix.com” internet domain name and various other related domain names, which are subject to internet regulatory bodies and trademark and other related laws of each applicable jurisdiction. If we are unable to protect our trademarks or domain names in the United States, the UK or in other jurisdictions in which we may ultimately operate, our brand recognition and reputation would suffer, we would incur significant expense establishing new brands and our operating results would be adversely impacted.
We currently have one patent issued and eight patent applications pending in the United States. We also have four patent applications filed in the People’s Republic of China. The patent we own and those that may be issued in the future may not provide us with any competitive advantages or may be challenged by third parties, and our patent applications may never be granted. Even if issued, there can be no assurance that these patents will adequately protect our intellectual property or survive a legal challenge, as the legal standards relating to the validity, enforceability, and scope of protection of patent and other intellectual property rights are uncertain. Our limited patent protection may restrict our ability to protect our technologies and processes from competition. We primarily rely on trade secret laws to protect our technologies and processes, including the algorithms we use throughout our business. Others may independently develop the same or similar technologies and processes, or may improperly acquire and use information about our technologies and processes, which may allow them to provide a service similar to ours, which could harm our competitive position.
We may be required to spend significant resources to monitor and protect our intellectual property rights, and the efforts we take to protect our proprietary rights may not be sufficient.
We may be accused of infringing intellectual property rights of third parties.
We are also at risk of claims by others that we have infringed their copyrights, trademarks, or patents, or improperly used or disclosed their trade secrets. The costs of supporting any litigation or disputes related to these claims can be considerable, and we cannot assure you that we will achieve a favorable outcome of any such claim. If any such claims are valid, we may be compelled to cease our use of such intellectual property and pay damages, which could adversely affect our business. Even if such claims are not valid, defending them could be expensive and distracting, adversely affecting our operating results.
We could be required to collect additional sales taxes or be subject to other tax liabilities that may increase the costs our clients would have to pay for our offering and adversely affect our operating results.
In general, we have not historically collected state or local sales, use, or other similar taxes in any jurisdictions in which we do not have a tax nexus, in reliance on court decisions or applicable exemptions that restrict or preclude the imposition of obligations to collect such taxes with respect to online sales of our products. In addition, we have not historically collected state or local sales, use, or other similar taxes in certain jurisdictions in which we do have a physical presence, in reliance on applicable exemptions. On June 21, 2018, the U.S. Supreme Court decided, in South Dakota v. Wayfair, Inc., that state and local jurisdictions may, at least in certain circumstances, enforce a sales and use tax collection obligation on remote vendors that have no physical presence in such jurisdiction. A number of states have already begun, or have positioned themselves to begin, requiring sales and use tax collection by remote vendors and/or by online marketplaces. The details and effective dates of these collection requirements vary from state to state. We are in the process of determining how and when our collection practices will need to change in the relevant jurisdictions. It is possible that one or more jurisdictions may assert that we have liability for periods for which we have not collected sales, use, or other similar taxes, and if such an assertion or assertions were successful it could result in substantial tax liabilities, including for past sales taxes and penalties and interest, which could materially adversely affect our business, financial condition, and operating results.
Federal income tax reform could have unforeseen effects on our financial condition and results of operations.
The Tax Act was enacted on December 22, 2017, and contains many significant changes to U.S. federal tax laws. The Tax Act requires complex computations that were not previously provided for under U.S. tax law. We provided for an estimated effect of the Tax Act in our financial statements for the period ended July 28, 2018. The Tax Act requires significant judgments to be made in interpretation of the law and significant estimates in the calculation of the provision for income taxes. However, additional guidance may be issued by the Internal Revenue Service (“IRS”), the Department of the Treasury, or other governing body that may significantly differ from our interpretation of the law, which may result in a material adverse effect on our business, cash flow, results of operations, or financial conditions.
We may be subject to additional tax liabilities, which could adversely affect our operating results.
We are subject to income- and non-income-based taxes in the United States under federal, state, and local jurisdictions. The governing tax laws and applicable tax rates vary by jurisdiction and are subject to interpretation, which tax authorities may disagree with upon review or audit across open examination periods. Various tax authorities may disagree with tax positions we take and if any such tax authority were to successfully challenge one or more of our tax positions, the results could have a material effect on our operating results. Further, the ultimate amount of tax payable in a given financial statement period may be materially impacted by sudden or unforeseen changes in tax laws, changes in the mix and level of earnings by taxing jurisdictions, or changes to existing accounting rules or regulations. For example, on July 24, 2018, the Ninth Circuit Court of Appeals issued an opinion in Altera Corp. v. Commissioner requiring related parties in an intercompany cost-sharing arrangement to share expenses related to stock-based compensation. On August 7, 2018, the opinion was withdrawn to allow time for a reconstituted panel of judges to confer. On October 16, 2018, the Ninth Circuit heard re-argument in the case. We are monitoring this case and any impact the final opinion could have on our financial statements. The determination of our overall provision for income and other taxes is inherently uncertain as it requires significant judgment around complex transactions and calculations. As a result, fluctuations in our ultimate tax obligations may differ materially from amounts recorded in our financial statements and could adversely affect our business, financial condition, and operating results in the periods for which such determination is made.
Changes in U.S. tax or tariff policy regarding apparel produced in other countries could adversely affect our business.
A predominant portion of the apparel we sell is originally manufactured in countries other than the United States. The U.S. government has at times indicated a willingness to significantly change existing trade policies. This exposes us to risks of disruption and cost increases in our established patterns for sourcing our merchandise, and creates increased uncertainties in planning our sourcing strategies and forecasting our margins. Changes in U.S. tariffs, quotas, trade relationships, or tax provisions could reduce the supply of goods available to us or increase our cost of goods. Although such changes would have implications across the entire industry, we may fail to effectively adapt and to manage the adjustments in strategy that would be necessary in response to those changes. In addition to the general uncertainty and overall risk from potential changes in U.S. laws and policies, as we make business decisions in the face of uncertainty as to potential changes, we may incorrectly anticipate the outcomes, miss out on business opportunities, or fail to effectively adapt our business strategies and manage the adjustments that are necessary in response to those changes. These risks could adversely affect our revenues, reduce our profitability, and negatively impact our business.
We may require additional capital to support business growth, and this capital might not be available or may be available only by diluting existing stockholders.
We intend to continue making investments to support our business growth and may require additional funds to support this growth and respond to business challenges, including the need to develop our services, expand our inventory, enhance our operating infrastructure, expand the markets in which we operate, and potentially acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our Class A common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, and our business and prospects could fail or be adversely affected.
Our failure to adequately and effectively staff our fulfillment centers, through third parties or with our own employees, could adversely affect our client experience and operating results.
We currently receive and distribute merchandise at five fulfillment centers in the United States, one of which is operated by a third party. We are also in the process of opening a sixth fulfillment center in the UK in connection with our entry into the UK market, which will be operated by the same third party that we use in the United States. If we or our third-party partner are unable to adequately staff our fulfillment centers to meet demand or if the cost of such staffing is higher than historical or projected costs due to mandated wage increases, regulatory changes, international expansion, or other factors, our operating results could be harmed. In addition, operating fulfillment centers comes with potential risks, such as workplace safety issues and employment claims for the failure or alleged failure to comply with labor laws or laws respecting union organizing activities. Furthermore, if we fail to comply with wage and hour laws for our nonexempt employees, many of whom work in our fulfillment centers, we could be subject to legal risk, including claims for back wages, unpaid overtime pay and missed meal and rest periods, which could be on a class or representative basis. Any such issues may result in delays in shipping times, reduced packing quality, or costly litigation, and our reputation and operating results may be harmed.
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
We have in the past and may in the future become involved in private actions, collective actions, investigations, and various other legal proceedings by clients, employees, suppliers, competitors, government agencies, stockholders, or others. Currently, we are involved in various legal proceedings, including the securities litigation and other matters described elsewhere in this Quarterly Report. The results of any such litigation, investigations, and other legal proceedings are inherently unpredictable and expensive. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, damage our reputation, require significant amounts of management time, and divert significant resources. If any of these legal proceedings were to be determined adversely to us, or we were to enter into a settlement arrangement, we could be exposed to monetary damages or limits on our ability to operate our business, which could have an adverse effect on our business, financial condition, and operating results.
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
As part of our business strategy, we may acquire other companies or businesses. However, we may not be able to find suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all. Acquisitions involve numerous risks, any of which could harm our business and negatively affect our operating results, including:

•	difficulties in integrating the technologies, operations, existing contracts, and personnel of an acquired company;

•	difficulties in supporting and transitioning clients and suppliers, if any, of an acquired company;

•	diversion of financial and management resources from existing operations or alternative acquisition opportunities;

•	failure to realize the anticipated benefits or synergies of a transaction;

•
failure to identify all of the problems, liabilities, or other shortcomings or challenges of an acquired company or technology, including issues related to intellectual property, regulatory compliance practices, revenue recognition or other accounting practices, or employee or client issues;

•	risks of entering new markets in which we have limited or no experience;

•	potential loss of key employees, clients, vendors, and suppliers from either our current business or an acquired company’s business;

•	inability to generate sufficient revenue to offset acquisition costs;

•	additional costs or equity dilution associated with funding the acquisition; and

•	possible write-offs or impairment charges relating to acquired businesses.
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
The market price of our Class A common stock may fluctuate or decline significantly in response to numerous factors, many of which are beyond our control, including:

•	actual or anticipated fluctuations in our client base, the level of client engagement, revenue, or other operating results;

•	variations between our actual operating results and the expectations of securities analysts, investors, and the financial community;

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

•
whether investors or securities analysts view our stock structure unfavorably, particularly our dual-class structure and the significant voting control of our executive officers, directors, and their affiliates;

•	additional shares of our Class A common stock being sold into the market by us or our existing stockholders, or the anticipation of such sales;

•	announcements by us or our competitors of significant products or features, technical innovations, acquisitions, strategic partnerships, joint ventures, or capital commitments;

•	changes in operating performance and stock market valuations of companies in our industry, including our vendors and competitors;

•	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;

•	lawsuits threatened or filed against us;

•	developments in new legislation and pending lawsuits or regulatory actions, including interim or final rulings by judicial or regulatory bodies; and

•	other events or factors, including those resulting from war or incidents of terrorism, or responses to these events.
In addition, extreme price and volume fluctuations in the stock markets have affected and continue to affect many eCommerce and other technology companies’ stock prices. Often, their stock prices have fluctuated in ways unrelated or disproportionate to the companies’ operating performance. In the past, stockholders have filed securities class action litigation following periods of market volatility. For example, beginning in October 2018, we and certain of our directors and officers were sued in putative class action and derivative lawsuits alleging violations of the federal securities laws for allegedly making materially false and misleading statements. We may be the target of additional litigation of this type in the future as well. Securities litigation could subject us to substantial costs, divert resources and the attention of management from our business, and seriously harm our business.
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
The dual class structure of our common stock concentrates voting control with our directors, executive officers, and their affiliates, and may depress the trading price of our Class A common stock.
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As a result, the holders of our Class B common stock, including our directors, executive officers, and their affiliates, are able to exercise considerable influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stock holdings represent less than 50% of the outstanding shares of our capital stock. As of March 5, 2019, 55,596,158 of our 99,969,863 shares outstanding were held by our directors, executive officers, and their affiliates, and 55,337,507 of such shares held by our directors, executive officers, and their affiliates were shares of Class B common stock. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests. This control may adversely affect the market price of our Class A common stock.
In addition, in July 2017, FTSE Russell and Standard & Poor’s announced that they would cease to allow most newly public companies utilizing dual or multi-class capital structures to be included in their indices. Affected indices include the Russell 2000 and the S&P 500, S&P MidCap 400, and S&P SmallCap 600, which together make up the S&P Composite 1500. Under the announced policies, our dual class capital structure makes us ineligible for inclusion in any of these indices and, as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to passively track these indices will not be investing in our stock. These policies are new and it is unclear what effect, if any, they will have on the valuations of publicly traded companies excluded from the indices, but it is possible that they may depress these valuations compared to those of other similar companies that are included.
If securities or industry analysts either do not publish research about us or publish inaccurate or unfavorable research about us, our business, or our market, or if they change their recommendations regarding our common stock adversely, the trading price or trading volume of our Class A common stock could decline.
The trading market for our Class A common stock is influenced in part by the research and reports that securities or industry analysts may publish about us, our business, our market, or our competitors. If one or more of the analysts initiate research with an unfavorable rating or downgrade our Class A common stock, provide a more favorable recommendation about our competitors, or publish inaccurate or unfavorable research about our business, our Class A common stock price would likely decline. If any analyst who may cover us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the trading price or trading volume of our Class A common stock to decline.
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

The requirements of being a public company may strain our resources, result in more litigation, and divert management’s attention.
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq, and other applicable securities rules and regulations. Complying with these rules and regulations has increased and will continue to increase our legal and financial compliance costs, make some activities more difficult, time consuming, or costly, and increase demand on our systems and resources. To address these challenges, we recently expanded our finance and accounting teams. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are required to disclose changes made in our internal control and procedures on a quarterly basis. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire additional employees or engage outside consultants to comply with these requirements, which will increase our costs and expenses.
In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.
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
Delaware law and provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make a merger, tender offer, or proxy contest difficult, thereby depressing the trading price of our Class A common stock.
Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could depress the trading price of our Class A common stock by acting to discourage, delay, or prevent a change of control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions include the following:

•	establish a classified board of directors so that not all members of our board of directors are elected at one time;

•	permit the board of directors to establish the number of directors and fill any vacancies and newly-created directorships;

•	provide that directors may only be removed for cause;

•	require super-majority voting to amend some provisions in our certificate of incorporation and bylaws;

•	authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;

•	eliminate the ability of our stockholders to call special meetings of stockholders;

•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

•	provide that the board of directors is expressly authorized to make, alter, or repeal our bylaws;

•	restrict the forum for certain litigation against us to Delaware;

•	reflect the dual class structure of our common stock; and

•	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.
Any provision of our amended and restated certificate of incorporation or amended and restated bylaws that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our Class A common stock.
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware and, to the extent enforceable, the federal district courts of the United States are the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:

•	any derivative action or proceeding brought on our behalf;

•	any action asserting a breach of fiduciary duty;

•	any action asserting a claim against us arising under the Delaware General Corporation Law, our amended and restated certificate of incorporation, or our amended and restated bylaws; and

•	any action asserting a claim against us that is governed by the internal affairs doctrine.
This provision does not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the U.S. federal courts have exclusive jurisdiction. Our amended and restated certificate of incorporation further provides that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, subject to and contingent upon a final adjudication in the State of Delaware of the enforceability of such exclusive forum provision.
These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. We are currently subject to a stockholder derivative action regarding the validity of the federal exclusive forum provision. In December 2018, the Court of Chancery of the State of Delaware issued an opinion holding that the provision stating that U.S. federal district courts are the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act is not enforceable.We plan to appeal this decision to the Delaware Supreme Court. If the Delaware Supreme Court ultimately affirms the Court of Chancery’s decision, we may be required to pay the plaintiffs’ attorneys fees and future stockholder disputes arising under the Securities Act may be more costly for us to resolve.

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

Stitch Fix, Inc.
Date:	March 12, 2019	By:	/s/ Paul Yee
Paul Yee
Chief Financial Officer
(Principal Financial and Accounting Officer)