Form 10-Q
period 2019-04-27
Stitch Fix, Inc.
filed 2019-06-06
CIK 1576942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 27, 2019
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-38291

STITCH FIX, INC.
(Exact name of registrant as specified in its charter)

Delaware	27-5026540
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1 Montgomery Street, Suite 1500 San Francisco, CA	94104
(Address of Principal Executive Offices)	(Zip Code)

(415) 882-7765
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Class A common stock, par value $0.00002 per share	SFIX	Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒
As of May 31, 2019, the number of outstanding shares of the registrant’s Class A common stock, par value $0.00002 per share, was 49,802,435, and the number of outstanding shares of the registrant’s Class B common stock, par value $0.00002 per share, was 51,080,376.

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
Stitch Fix, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	April 27, 2019	July 28, 2018
Assets
Current assets:
Cash and cash equivalents	$143,829	$297,516
Restricted cash	250	250
Short-term investments	147,779	—
Inventory, net	110,100	85,092
Prepaid expenses and other current assets	40,639	34,148
Total current assets	442,597	417,006
Long-term investments	62,919	—
Property and equipment, net	52,715	34,169
Deferred tax assets	17,436	14,107
Restricted cash, net of current portion	12,600	12,600
Other long-term assets	3,215	3,703
Total assets	$591,482	$481,585
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$99,727	$79,782
Accrued liabilities	66,039	43,037
Gift card liability	7,660	6,814
Deferred revenue	12,962	8,870
Other current liabilities	2,664	3,729
Total current liabilities	189,052	142,232
Deferred rent, net of current portion	16,811	15,288
Other long-term liabilities	10,484	8,993
Total liabilities	216,347	166,513
Commitments and contingencies (Note 6)
Stockholders’ equity:
Class A common stock, $0.00002 par value – 2,000,000,000 shares authorized as of April 27, 2019 and July 28, 2018; 49,558,599 and 35,756,628 shares issued and outstanding as of April 27, 2019 and July 28, 2018, respectively	1	1
Class B common stock, $0.00002 par value – 100,000,000 shares authorized as of April 27, 2019 and July 28, 2018; 51,212,532 and 63,043,233 shares issued and outstanding as of April 27, 2019 and July 28, 2018, respectively	1	1
Additional paid-in capital	265,547	235,312
Accumulated other comprehensive income	91	—
Retained earnings	109,495	79,758
Total stockholders’ equity	375,135	315,072
Total liabilities and stockholders’ equity	$591,482	$481,585
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stitch Fix, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(In thousands, except share and per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	April 27, 2019	April 28, 2018	April 27, 2019	April 28, 2018
Revenue, net	$408,893	$316,741	$1,145,409	$908,210
Cost of goods sold	224,445	178,535	632,644	513,606
Gross profit	184,448	138,206	512,765	394,604
Selling, general, and administrative expenses	189,015	128,454	491,024	359,696
Operating income (loss)	(4,567)	9,752	21,741	34,908
Remeasurement of preferred stock warrant liability	—	—	—	(10,685)
Interest income	(1,463)	(111)	(4,032)	(147)
Other income, net	(391)	(98)	(964)	(97)
Income (loss) before income taxes	(2,713)	9,961	26,737	45,837
Provision (benefit) for income taxes	(9,761)	474	(2,965)	19,221
Net income	$7,048	$9,487	$29,702	$26,616
Other comprehensive income:
Change in unrealized gain on available-for-sale securities, net of tax	140	—	162	—
Foreign currency translation	(190)	—	(71)	—
Total other comprehensive income (loss), net of tax	(50)	—	91	—
Comprehensive income	$6,998	$9,487	$29,793	$26,616
Net income attributable to common stockholders:
Basic	$7,048	$9,458	$29,681	$19,065
Diluted	$7,048	$9,459	$29,682	$11,413
Earnings per share attributable to common stockholders:
Basic	$0.07	$0.10	$0.30	$0.28
Diluted	$0.07	$0.09	$0.29	$0.15
Weighted-average shares used to compute earnings per share attributable to common stockholders:
Basic	100,301,078	97,055,573	99,619,426	68,596,978
Diluted	103,615,159	101,847,521	103,575,702	74,281,211

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stitch Fix, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	For the Three Months Ended April 28, 2018
	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of January 28, 2018	—	$—	97,060,750	$2	$219,108	$—	$51,987	$271,097
Issuance of Class B common stock upon exercise of stock options	—	—	582,883	—	1,068	—	—	1,068
Issuance of Class A common stock upon settlement of restricted stock units, net of tax withholdings	—	—	24,982	—	(402)	—	—	(402)
Vesting of early exercised options	—	—	—	—	90	—	—	90
Stock-based compensation	—	—	—	—	5,401	—	—	5,401
Net income	—	—	—	—	—	—	9,487	9,487
Balance as of April 28, 2018	—	$—	97,668,615	$2	$225,265	$—	$61,474	$286,741

	For the Three Months Ended April 27, 2019
	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of January 26, 2019	—	$—	99,908,801	$2	$250,699	$141	$102,447	$353,289
Issuance of common stock upon exercise of stock options	—	—	748,290	—	7,344	—	—	7,344
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	—	—	114,040	—	(2,061)	—	—	(2,061)
Vesting of early exercised options	—	—	—	—	31	—	—	31
Stock-based compensation	—	—	—	—	9,534	—	—	9,534
Net income	—	—	—	—	—	—	7,048	7,048
Other comprehensive loss, net of tax	—	—	—	—	—	(50)	—	(50)
Balance as of April 27, 2019	—	$—	100,771,131	$2	$265,547	$91	$109,495	$375,135

	For the Nine Months Ended April 28, 2018
	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of July 29, 2017	59,511,055	$42,222	26,834,535	$1	$27,002	$—	$34,858	$61,861
Issuance of Class A common stock upon initial public offering, net of offering costs	—	—	9,175,557	—	127,033	—	—	127,033
Issuance of Class B common stock upon conversion of convertible preferred stock	(59,511,055)	(42,222)	59,511,055	1	42,221	—	—	42,222
Reclassification of warrant liability to additional paid-in capital upon the initial public offering	—	—	1,066,225	—	15,994	—	—	15,994
Issuance of Class B common stock upon exercise of stock options	—	—	1,075,740	—	2,074	—	—	2,074
Issuance of Class A common stock upon settlement of restricted stock units, net of tax withholdings	—	—	24,982	—	(402)	—	—	(402)
Repurchase of Class B common stock related to early exercised options	—	—	(19,479)	—	—	—	—	—
Vesting of early exercised options	—	—	—	—	546	—	—	546
Stock-based compensation	—	—	—	—	10,797	—	—	10,797
Net income	—	—	—	—	—	—	26,616	26,616
Balance as of April 28, 2018	—	$—	97,668,615	$2	$225,265	$—	$61,474	$286,741

	For the Nine Months Ended April 27, 2019
	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of July 28, 2018	—	$—	98,799,861	2	235,312	—	79,758	$315,072
Cumulative effect of adopting accounting standards(1)	—	—	—	—	—	—	35	35
Issuance of common stock upon exercise of stock options	—	—	1,716,705	—	9,284	—	—	9,284
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	—	—	254,565	—	(4,350)	—	—	(4,350)
Vesting of early exercised options	—	—	—	—	209	—	—	209
Stock-based compensation	—	—	—	—	25,092	—	—	25,092
Net income	—	—	—	—	—	—	29,702	29,702
Other comprehensive income, net of tax	—	—	—	—	—	91	—	91
Balance as of April 27, 2019	—	$—	100,771,131	$2	$265,547	$91	$109,495	$375,135

(1) See Note 2, Summary of Significant Accounting Policies, of the Notes to the Condensed Consolidated Financial Statements for more details on the cumulative effect of adopting accounting standards.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stitch Fix, Inc.
Condensed Consolidated Statements of Cash Flow
(Unaudited)
(In thousands)

	For the Nine Months Ended
	April 27, 2019	April 28, 2018
Cash Flows from Operating Activities
Net income	$29,702	$26,616
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(3,832)	5,775
Remeasurement of preferred stock warrant liability	—	(10,685)
Inventory reserves	2,805	3,928
Stock-based compensation expense	23,815	10,277
Depreciation and amortization	10,191	7,538
Loss on disposal of property and equipment	24	146
Change in operating assets and liabilities:
Inventory	(27,818)	(18,558)
Prepaid expenses and other assets	(5,969)	(407)
Accounts payable	20,083	29,594
Accrued liabilities	18,504	1,857
Deferred revenue	4,288	3,118
Gift card liability	1,251	1,495
Other liabilities	2,164	802
Net cash provided by operating activities	75,208	61,496
Cash Flows from Investing Activities
Purchases of property and equipment	(24,517)	(12,026)
Purchases of securities available-for-sale	(233,151)	—
Sales of securities available-for-sale	2,414	—
Maturities of securities available-for-sale	21,500	—
Net cash used in investing activities	(233,754)	(12,026)
Cash Flows from Financing Activities
Proceeds from initial public offering, net of underwriting discounts paid	—	129,046
Proceeds from the exercise of stock options, net	9,284	2,074
Payments for tax withholding related to vesting of restricted stock units	(4,350)	(402)
Repurchase of Class B common stock related to early exercised options	—	(39)
Net cash provided by financing activities	4,934	130,679
Net increase (decrease) in cash, cash equivalents, and restricted cash	(153,612)	180,149
Effect of exchange rate changes on cash	(75)	—
Cash, cash equivalents, and restricted cash at beginning of period	310,366	119,958
Cash, cash equivalents, and restricted cash at end of period	$156,679	$300,107
Components of Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents	$143,829	$287,257
Restricted cash – current portion	250	—
Restricted cash – long-term portion	12,600	12,850
Total cash, cash equivalents, and restricted cash	$156,679	$300,107
Supplemental Disclosure
Cash paid for income taxes	$191	$9,583
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$4,166	$891
Capitalized stock-based compensation	$1,277	$520
Vesting of early exercised options	$209	$546
Conversion of preferred stock upon initial public offering	$—	$42,222
Reclassification of preferred stock warrant liability upon initial public offering	$—	$15,994
Deferred offering costs paid in prior year	$—	$1,879
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
In May 2019, subsequent to the period covered by this report, we launched our service in the United Kingdom.
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

2.	Summary of Significant Accounting Policies
Basis of Presentation
Our fiscal year is a 52-week or 53-week period ending on the Saturday closest to July 31. The fiscal years ending August 3, 2019 (“2019”) and July 28, 2018 (“2018”) consist of 53 weeks and 52 weeks, respectively.
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

Restricted Cash
Restricted cash represents cash balances held in segregated accounts collateralizing letters of credit for our leased properties as of April 27, 2019, and July 28, 2018.
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
Revenue Recognition
We generate revenue primarily from the sale of merchandise in a Fix. Clients create an online account on our website or mobile app, complete a style profile, and order a Fix to be delivered on a specified date.
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
We deduct discounts, sales tax, and estimated refunds to arrive at net revenue. Sales tax collected from clients is not considered revenue and is included in accrued liabilities until remitted to the taxing authorities. All shipping and handling costs are accounted for as fulfillment costs in cost of goods sold and as selling, general, and administrative expense (“SG&A”), respectively, and are therefore not evaluated as a separate performance obligation. Discounts are recorded as a reduction to revenue when the order is accepted. We record a refund reserve based on our historical refund patterns. Our refund reserve, which is included in accrued liabilities in the condensed consolidated balance sheets, was $2.9 million and $2.3 million as of April 27, 2019, and July 28, 2018, respectively.

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
Contractual liabilities included in deferred revenue, gift card liability, and other current liabilities were $13.0 million, $7.7 million, and $1.6 million, respectively, at April 27, 2019, and $8.9 million, $6.8 million, and $2.7 million, respectively, at July 28, 2018. During the three months ended April 27, 2019, the Company recognized $0.2 million and $0.3 million of revenue included in deferred revenue and gift card liability at July 28, 2018. During the three months ended April 27, 2019, the Company did not recognize revenue related to amounts included in other current liabilities at July 28, 2018. During the nine months ended April 27, 2019, the Company recognized $8.5 million, $2.3 million, and $0.7 million of revenue included in deferred revenue, gift card liability, and other current liabilities, respectively, at July 28, 2018. All amounts presented as of July 28, 2018, are accounted for under Accounting Standards Codification (“ASC”) 605. All amounts presented as of April 27, 2019, include the transition impact of adopting ASC 606. See “Recently Adopted Accounting Pronouncements” below.
Deferred revenue related to upfront styling fees totaled $10.7 million as of April 27, 2019, and $7.6 million as of July 28, 2018. Deferred revenue related to Style Pass annual fees totaled $2.3 million as of April 27, 2019, and $1.1 million as of July 28, 2018. Deferred revenue related to exchanges totaled zero as of April 27, 2019, and $0.2 million as of July 28, 2018.
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
No client accounted for greater than 10% of total revenue, net for the three and nine months ended April 27, 2019, and April 28, 2018, respectively.
Recently Issued Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to record most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. Presentation of leases within the consolidated statements of operations and comprehensive income and consolidated statements of cash flow will be generally consistent with current lease accounting guidance. However, we expect this standard will result in a substantial increase in our long-term assets and liabilities on our consolidated balance sheets.
We expect to adopt this standard in the first quarter of the fiscal year ending August 1, 2020 (“2020”) on a modified retrospective basis through a cumulative-effect adjustment to opening retained earnings in the period of adoption. We also plan to elect the package of practical expedients to leases that commenced before the effective date whereby we will elect to not reassess the following: (i) whether any expired or existing contracts contain leases, (ii) the lease classification for any expired or existing leases, and (iii) initial direct costs for any existing leases.
In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. Under this ASU, the accounting for awards issued to nonemployees will be similar to the accounting for employee awards. This includes allowing for the measurement of awards at the grant date and recognition of awards with performance conditions when those conditions are probable, both of which are earlier than under current guidance for nonemployee awards. We expect to adopt this standard in the first quarter of 2020. We are currently evaluating the impact that this standard will have on our consolidated financial statements.
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
We adopted the standard in the first quarter of 2019 under the modified retrospective approach. Under the new standard, we recognize estimated gift card breakage revenue proportionately to customer gift card usage over the expected gift card usage period rather than waiting until the likelihood of redemption becomes remote.  Further, we recognize revenue related to exchanges upon shipment by us, rather than upon receipt by the customer.  In the first quarter of 2019, the Company recorded a cumulative catch-up adjustment resulting in an increase to opening retained earnings, net of tax, of $0.4 million, comprised of the impact of $0.3 million from the change in revenue recognition related to gift cards and $0.1 million from the recognition of exchanges upon shipment. The impact to net revenue for the three and nine months ended April 27, 2019, was an increase of $0.8 million and $1.2 million, respectively, as a result of adopting the standard.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory (Topic 740), which amends existing guidance on the recognition of current and deferred income tax impacts for intra-entity asset transfers other than inventory. We adopted the standard in the first quarter of 2019 under the modified retrospective approach. As a result, a cumulative adjustment of $0.4 million, net of tax, was recorded to reduce opening retained earnings in connection with adoption of Topic 740.
Recently Issued SEC Rules
In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated, or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. This final rule became effective November 5, 2018, and the Company adopted this standard beginning with the second quarter of 2019, presenting the activity of the convertible preferred stock and stockholders’ equity accounts for each period presented.

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
Our financial instruments consist of cash and cash equivalents, short-term and long-term investments, accounts payable, accrued liabilities, and, prior to our IPO, the preferred stock warrant liability. At April 27, 2019, and July 28, 2018, the carrying values of cash and cash equivalents, accounts payable, and accrued liabilities approximated fair value due to their short-term maturities. In November 2017, in connection with our IPO, all outstanding preferred stock warrants were automatically exercised into Class B common stock. As a result, we remeasured and reclassified the preferred stock warrant liability to additional paid-in capital upon the closing of our IPO.

The following table sets forth the amortized cost, gross unrealized gains, gross unrealized losses and fair values of our short-term and long-term investments accounted for as available-for-sale securities as of April 27, 2019:

	April 27, 2019
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial Assets:
Investments:
U.S. Treasury securities	$43,984	$29	$(2)	$44,011
Commercial paper	50,666	—	—	50,666
Asset-backed securities	41,892	48	—	41,940
Corporate bonds	73,946	141	(6)	74,081
Total	$210,488	$218	$(8)	$210,698
The following table sets forth the fair value of available-for-sale securities by contractual maturity as of April 27, 2019:

	April 27, 2019
(in thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Financial Assets:
Investments:
U.S. Treasury securities	$31,168	$12,843	$—	$44,011
Commercial paper	50,666	—	—	50,666
Asset-backed securities	11,377	30,563	—	41,940
Corporate bonds	54,568	19,513	—	74,081
Total	$147,779	$62,919	$—	$210,698
The following table sets forth our cash equivalents, and short-term and long-term investments accounted for as available-for-sale securities that were measured at fair value on a recurring basis based on the fair value hierarchy as of April 27, 2019:

	April 27, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$1,864	$—	$—	$1,864
U.S. Treasury securities	1,996	—	—	1,996
Investments:
U.S. Treasury securities	44,011	—	—	44,011
Commercial paper	—	50,666	—	50,666
Asset-backed securities	—	41,940	—	41,940
Corporate bonds	—	74,081	—	74,081
Total	$47,871	$166,687	$—	$214,558
As of July 28, 2018, the Company did not have any financial instruments measured at fair value.
There were no transfers of financial assets or liabilities into or out of Level 1, Level 2, or Level 3 for the three and nine months ended April 27, 2019, and April 28, 2018.

The following table sets forth a summary of the changes in the fair value of the preferred stock warrant liability for the nine months ended April 28, 2018:

(in thousands)	For the Nine Months Ended April 28, 2018
Balance at July 29, 2017	$26,679
Change in fair value	(10,685)
Reclassification of warrant liability to additional paid-in capital upon the initial public offering	(15,994)
Ending Balance at April 28, 2018	$—
See Note 5, Preferred Stock Warrant Liability, for more details on our preferred stock warrants.

4.	Accrued Liabilities
Accrued liabilities consisted of the following:

(in thousands)	April 27, 2019	July 28, 2018
Compensation and related benefits	$8,734	$10,680
Advertising	12,599	10,456
Sales taxes	6,597	7,066
Shipping and freight	8,913	4,801
Accrued accounts payable	7,791	4,567
Inventory purchases	10,531	506
Other	10,874	4,961
Total accrued liabilities	$66,039	$43,037

5.	Preferred Stock Warrant Liability
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
Commitments
We entered into an amendment to our fulfillment center arrangement in Dallas effective February 20, 2019 (the “Amendment”). The Amendment increases our existing square footage at this location by approximately 174,000 square feet to approximately 490,000 square feet and extends the original lease term by approximately eighteen months to June 2024. The arrangement is being accounted for as an operating lease with future minimum lease payments of approximately $10.0 million through June 2024.
On October 12, 2018, we executed an agreement with a third-party logistics contractor to lease and operate a fulfillment center in Leicester, England (the “Fulfillment Center Logistics Agreement”). The agreement commits the Company to a five-year contract for logistics services at the Leicester fulfillment center that can be terminated after two years, with six months’ advance notice. The leasing component of the arrangement is being accounted for as an operating lease with future minimum lease payments over the five-year term of $11.1 million.

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
On October 11, 2018, October 26, 2018, November 16, 2018, and December 10, 2018, four putative class action lawsuits alleging violations of the federal securities laws were filed in the U.S. District Court for the Northern District of California, naming as defendants us and certain of our officers. The four lawsuits each make the same allegations of violations of the Securities Exchange Act of 1934, as amended, by us and our officers for allegedly making materially false and misleading statements regarding our active client growth and strategy with respect to television advertising between June 2018 and October 2018. The plaintiffs seek unspecified monetary damages and other relief. The four cases have been related to each other, and the motions to consolidate and to appoint lead plaintiff have been fully briefed. The court has not yet ruled on the motions. On December 12, 2018, a derivative action was filed against our directors in the same court, alleging the same violations of securities laws as alleged in the four putative class action cases described above and breach of fiduciary duties. The derivative action has been stayed pending the outcome of the motion to dismiss in the related class action lawsuits.
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

7.	Accumulated Other Comprehensive Income
The table below presents the changes in AOCI by component and the reclassifications out of AOCI:

	Changes in Accumulated Other Comprehensive Income
(in thousands)	Available-for-sale Securities	Foreign Currency Translation	Total
Balance at July 28, 2018	$—	$—	$—
Other comprehensive income (loss) before reclassifications(1)	162	(71)	91
Net change in AOCI	162	(71)	91
Balance at April 27, 2019	$162	$(71)	$91

 (1)The associated income tax effects for gains / losses on available-for-sale securities were $48.
8.    Stock-Based Compensation
2011 Equity Incentive Plan
In 2011, we adopted the 2011 Equity Incentive Plan (the “2011 Plan”). The 2011 Plan provided for the grant of stock-based awards to employees, directors, and nonemployees under terms and provisions established by the board of directors.
The 2011 Plan allowed for the grant of incentive stock options or nonqualified stock options as well as restricted stock units, restricted stock, and stock appreciation rights. Only incentive and nonqualified stock options were granted under the 2011 Plan. Employee stock option grants generally vest 25% on the first anniversary of the grant date with the remaining options vesting ratably over the next three years. Options generally expire after 10 years. Effective upon our IPO, the 2011 Plan was replaced by the 2017 Incentive Plan.

2017 Incentive Plan
In November 2017, our board of directors and stockholders adopted our 2017 Incentive Plan (the “2017 Plan”). The remaining shares available for issuance under the 2011 Plan became reserved for issuance under the 2017 Plan. Our 2017 Plan provides for the grant of Class A incentive stock options to employees, including employees of any parent or subsidiary, and for the grant of nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards, and other forms of stock awards to employees, directors, and consultants, including employees and consultants of our subsidiaries. The number of shares authorized for issuance under the 2017 Plan was 17,137,824 as of April 27, 2019, of which 1,717,322 were available for grant.
Stock option activity under the 2011 Plan and 2017 Plan is as follows:

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in thousands)
Balance – July 28, 2018	9,052,160	$11.74	8.23	$160,856
Authorized	—
Granted	929,792	$24.70
Exercised	(1,714,967)	$6.15
Cancelled	(797,228)	$15.88
Balance – April 27, 2019	7,469,757	$13.88	7.88	$95,967
The aggregate intrinsic value is the difference between the current fair value of the underlying common stock and the exercise price for in-the-money stock options.
The following table summarizes the restricted stock unit (“RSU”) award activity under the 2017 Plan:

	Unvested RSUs
	Class A Common Stock	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in thousands)
Unvested at July 28, 2018	2,432,326	$21.58	3.50	$71,778
Granted	2,336,171	$31.15
Vested	(254,565)	$19.99
Forfeited	(442,434)	$22.61
Unvested at April 27, 2019	4,071,498	$27.06	3.32	$109,320
Stock-Based Compensation Expense
Stock-based compensation expense for employees was $9.1 million and $23.8 million for the three and nine months ended April 27, 2019, respectively, and $5.2 million and $10.3 million for the three and nine months ended April 28, 2018, respectively. Stock-based compensation expense is included in selling, general, and administrative expenses in our condensed consolidated statements of operations.
The weighted-average grant date fair value of options granted during the nine months ended April 27, 2019, was $11.37 per share. The weighted-average grant date fair value of options granted during the nine months ended April 28, 2018, was $7.85 per share. As of April 27, 2019, the total unrecognized compensation expense related to unvested options and RSUs, net of estimated forfeitures, was $143.0 million, which we expect to recognize over an estimated weighted average period of 3.1 years.

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

	For the Three Months Ended		For the Nine Months Ended
	April 27, 2019	April 28, 2018	April 27, 2019	April 28, 2018
Expected term (in years)	6.0 - 6.5	5.4 - 6.1	5.1 - 6.5	5.4 - 6.6
Volatility	52.2%	41.6 - 42.0%	41.7 - 52.2%	41.4 - 43.5%
Risk free interest rate	2.6%	2.6 - 2.9%	2.6 - 3.0%	1.9 - 2.9%
Dividend yield	—%	—%	—%	—%
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

9.	Income Taxes
The following table summarizes our effective tax rate from income for the periods presented:

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	April 27, 2019	April 28, 2018	April 27, 2019	April 28, 2018
Income (loss) before income taxes	$(2,713)	$9,961	$26,737	$45,837
Provision (benefit) for income taxes	(9,761)	474	(2,965)	19,221
Effective tax rate	(359.8)%	4.8%	(11.1)%	41.9%

We are primarily subject to income taxes in the United States. Our effective tax rate for the three and nine months ended April 27, 2019, differs from the federal statutory income tax rate primarily due to alignment of foreign operations for our business, the benefits of stock-based compensation deductions, allowable credits, certain nondeductible expenses, and state taxes.
Our effective tax rate for the three and nine months ended April 28, 2018, was based on our historic statutory tax rate of 26.96%. Our effective tax rate for the three and nine months ended April 28, 2018, differed from the federal statutory income tax rate primarily due to remeasurement of the preferred stock warrant liability, allowable credits, remeasurement of existing deferred tax balances, benefits of stock-based compensation deductions, and certain other nondeductible expenses.

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
A reconciliation of the numerator and denominator used in the calculation of basic and diluted EPS attributable to common stockholders is as follows:

	For the Three Months Ended
	April 27, 2019		April 28, 2018
(in thousands, except share and per share amounts)	Class A	Class B	Class A	Class B
Numerator:
Net income	$3,286	$3,762	$1,496	$7,991
Less: undistributed earnings to participating securities	—	—	(5)	(24)
Net income attributable to common stockholders - basic	3,286	3,762	1,491	7,967
Add: adjustments to undistributed earnings to participating securities	—	—	1	1
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	3,762	—	7,967	—
Reallocation of undistributed earnings to Class B shares	—	45	—	62
Net income attributable to common stockholders - diluted	$7,048	$3,807	$9,459	$8,030
Denominator:
Weighted-average shares of common stock - basic	46,770,816	53,530,262	15,304,926	81,750,647
Conversion of Class B to Class A common shares outstanding	53,530,262	—	81,750,647	—
Effect of dilutive stock options and restricted stock units	3,314,081	2,492,226	4,791,948	4,712,239
Weighted-average shares of common stock - diluted	103,615,159	56,022,488	101,847,521	86,462,886
Earnings per share attributable to common stockholders:
Basic	$0.07	$0.07	$0.10	$0.10
Diluted	$0.07	$0.07	$0.09	$0.09

	For the Nine Months Ended
	April 27, 2019		April 28, 2018
(in thousands, except share and per share amounts)	Class A	Class B	Class A	Class B
Numerator:
Net income	$12,680	$17,022	$2,895	$23,721
Less: noncumulative dividends to preferred stockholders	—	—	(83)	(685)
Less: undistributed earnings to participating securities	(9)	(12)	(738)	(6,045)
Net income attributable to common stockholders - basic	12,671	17,010	2,074	16,991
Less: change in fair value of preferred stock warrant liability (net of tax)	—	—	(10,685)	(10,685)
Add: adjustments to undistributed earnings to participating securities	1	—	3,033	2,703
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	17,010	—	16,991	—
Reallocation of undistributed earnings to Class B shares	—	236	—	1,258
Net income attributable to common stockholders - diluted	$29,682	$17,246	$11,413	$10,267
Denominator:
Weighted-average shares of common stock - basic	42,526,494	57,092,932	7,460,177	61,136,801
Conversion of Class B to Class A common shares outstanding	57,092,932	—	61,136,801	—
Effect of dilutive stock options and restricted stock units	3,956,276	3,086,758	5,258,943	5,258,943
Effect of potentially dilutive preferred stock warrants	—	—	425,290	425,290
Weighted-average shares of common stock - diluted	103,575,702	60,179,690	74,281,211	66,821,034
Earnings per share attributable to common stockholders:
Basic	$0.30	$0.30	$0.28	$0.28
Diluted	$0.29	$0.29	$0.15	$0.15
The following common stock equivalents were excluded from the computation of diluted earnings per share for the periods presented because including them would have been antidilutive:

	For the Three Months Ended		For the Nine Months Ended
	April 27, 2019	April 28, 2018	April 27, 2019	April 28, 2018
Restricted stock units	1,563,723	1,055,524	2,378,821	1,946,192
Stock options to purchase Class A common stock	1,456,543	558,372	1,425,213	982,958
Stock options to purchase Class B common stock	1,200,479	3,951,636	1,047,268	4,266,341
Total	4,220,745	5,565,532	4,851,302	7,195,491

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Stitch Fix was founded with a focus on Women’s apparel. In our first few years, we were able to gain a deep understanding of our clients and merchandise and build the capability to listen to our clients, respond to feedback, and deliver the experience of personalization. More recently, we have extended those capabilities into Petite, Maternity, Men’s, Plus, and Kids apparel, as well as shoes and accessories. Our stylists leverage our data science and apply their own judgment to hand select apparel, shoes, and accessories for our clients from a broad range of merchandise. In May 2019, we launched our service in the United Kingdom.
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
We believe our success in serving clients has resulted in our rapid and profitable growth. We have achieved positive cash flows from operations on an annual basis since 2014, while continuing to make meaningful investments to drive growth. For the three and nine months ended April 27, 2019, we reported $408.9 million and $1.1 billion in net revenue, respectively, representing year-over-year growth of 29.1% and 26.1% from the three and nine months ended April 28, 2018, respectively. As of April 27, 2019, and April 28, 2018, we had 3,133,000 and 2,688,000 active clients, respectively, representing year-over-year growth of 16.6%.
Net income for the three months ended April 27, 2019, was $7.0 million, a decrease of $2.4 million from the three months ended April 28, 2018. Net income for the nine months ended April 27, 2019, was $29.7 million, an increase of $3.1 million from the nine months ended April 28, 2018.
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
Our non-GAAP financial measures should not be considered in isolation from, or as substitutes for, financial information prepared in accordance with GAAP. There are several limitations related to the use of our non-GAAP financial measures as compared to the closest comparable GAAP measures. Some of these limitations include:

•
our non-GAAP net income and non-GAAP EPS attributable to common stockholders – diluted measures exclude the impact of the remeasurement of our net deferred tax assets following the adoption of the Tax Act;

•
our non-GAAP net income, adjusted EBITDA and non-GAAP EPS attributable to common stockholders – diluted measures exclude the remeasurement of the preferred stock warrant liability, which is a non-cash expense incurred in the periods prior to the completion of our IPO;

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

Adjusted EBITDA
We define adjusted EBITDA as net income excluding interest income, other income, net, provision for income taxes, depreciation and amortization, and, when present, the remeasurement of preferred stock warrant liability. The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to adjusted EBITDA for each of the periods presented:

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	April 27, 2019	April 28, 2018	April 27, 2019	April 28, 2018
Adjusted EBITDA reconciliation:
Net income	$7,048	$9,487	$29,702	$26,616
Add (deduct):
Interest income	(1,463)	(111)	(4,032)	(147)
Other income, net	(391)	(98)	(964)	(97)
Provision (benefit) for income taxes	(9,761)	474	(2,965)	19,221
Depreciation and amortization	4,257	2,650	11,441	7,538
Remeasurement of preferred stock warrant liability	—	—	—	(10,685)
Adjusted EBITDA	$(310)	$12,402	$33,182	$42,446
Non-GAAP Net Income
We define non-GAAP net income as net income excluding, when present, the remeasurement of preferred stock warrant liability and the remeasurement of our net deferred tax assets in relation to the adoption of the Tax Act. The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to non-GAAP net income for each of the periods presented:

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	April 27, 2019	April 28, 2018	April 27, 2019	April 28, 2018
Non-GAAP net income reconciliation:
Net income	$7,048	$9,487	$29,702	$26,616
Add (deduct):
Remeasurement of preferred stock warrant liability	—	—	—	(10,685)
Impact of Tax Act (1)	—	—	—	4,730
Non-GAAP net income	$7,048	$9,487	$29,702	$20,661

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

Non-GAAP Earnings Per Share Attributable to Common Stockholders – Diluted
We define non-GAAP EPS attributable to commons stockholders - diluted as EPS attributable to common stockholders - diluted excluding, when present, the per share impact of the remeasurement of preferred stock warrant liability and the remeasurement of our net deferred tax assets in relation to the adoption of the Tax Act. The following table presents a reconciliation of EPS attributable to common stockholders – diluted, the most comparable GAAP financial measure, to non-GAAP EPS attributable to common stockholders – diluted for each of the periods presented:

	For the Three Months Ended		For the Nine Months Ended
(in dollars)	April 27, 2019	April 28, 2018	April 27, 2019	April 28, 2018
Non-GAAP earnings per share attributable to common stockholders – diluted reconciliation:
Earnings per share attributable to common stockholders - diluted	$0.07	$0.09	$0.29	$0.15
Per share impact of the remeasurement of preferred stock warrant liability(1)	—	—	—	—
Per share impact of Tax Act(2)	—	$—	—	0.07
Non-GAAP earnings per share attributable to common stockholders – diluted	$0.07	$0.09	$0.29	$0.22

 (1) For the three and nine months ended April 28, 2018, the preferred stock warrant liability was dilutive and included in EPS attributable to common stockholders - diluted. Therefore, it is not an adjustment to arrive at non-GAAP EPS attributable to common stockholders - diluted.
(2) The U.S. government enacted comprehensive tax legislation in December 2017.  This resulted in a net charge of $4.7 million for the nine months ended April 28, 2018, due to the remeasurement of our net deferred tax assets for the reduction in tax rate from 35% to 21%. The adjustment to non-GAAP EPS attributable to common stockholders – diluted only includes this transitional impact. It does not include the ongoing impacts of the lower U.S. statutory rate on current year earnings.
Free Cash Flow
We define free cash flow as cash flows provided by operating activities reduced by purchases of property and equipment that are included in cash flows used in investing activities. The following table presents a reconciliation of cash flows provided by operating activities, the most comparable GAAP financial measure, to free cash flow for each of the periods presented:

	For the Nine Months Ended
(in thousands)	April 27, 2019	April 28, 2018
Free cash flow reconciliation:
Cash flows provided by operating activities	$75,208	$61,496
Deduct:
Purchases of property and equipment	(24,517)	(12,026)
Free cash flow	$50,691	$49,470
Cash flows used in investing activities	$(233,754)	$(12,026)
Cash flows provided by financing activities	$4,934	$130,679
Active Clients
We believe that the number of active clients is a key indicator of our growth and the overall health of our business. We define an active client as a client who checked out a Fix in the preceding 12-month period, measured as of the last date of that period. A client checks out a Fix when she indicates what items she is keeping through our mobile application or on our website. We consider each Men’s, Women’s, or Kids account as a client, even if they share the same household. We had 3,133,000 and 2,688,000 active clients as of April 27, 2019, and April 28, 2018, respectively, representing year-over-year growth of 16.6%.
Factors Affecting Our Performance
Client Acquisition and Engagement
To grow our business, we must continue to acquire clients and successfully engage them. We believe that implementing broad-based marketing strategies that increase our brand awareness has the potential to strengthen Stitch Fix as a national consumer brand, help us acquire new clients, and drive revenue growth. As our business has achieved a greater scale and we are able to support a large and growing client base, we have increased our investments in marketing to take advantage of more marketing channels to efficiently acquire clients. For example, we continued to increase our advertising spend, from $25.2 million and $73.2 million for the three and nine months ended April 28, 2018, to $50.4 million and $113.2 million for the three and nine months ended April 27, 2019, to support the growth of our business. We expect to continue to make significant marketing investments to grow our business, such as our integrated brand campaign launched in February 2019. We currently utilize both digital and offline channels to attract new visitors to our website or mobile app and subsequently convert them into clients. Our current marketing efforts include client referrals, affiliate programs, partnerships, display advertising, television, print, radio, video, content, direct mail, social media, email, mobile “push” communications, search engine optimization, and keyword search campaigns.
To successfully acquire clients and increase engagement, we must also continue to improve the diversity of our offering. These efforts may include broadening our brand partnerships and expanding into new categories, product types, price points, and geographies. For example, in July 2018 we launched Stitch Fix Kids, expanding our client and vendor base, and in May 2019, we launched our services in the UK, expanding our geographic scope.
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
Inventory Management
We leverage our data science to buy and manage our inventory, including merchandise assortment and fulfillment center optimization. To ensure sufficient availability of merchandise, we generally enter into purchase orders well in advance and frequently before apparel trends are confirmed by client purchases. As a result, we are vulnerable to demand and pricing shifts and availability of merchandise at time of purchase. We incur inventory write-offs and changes in inventory reserves that impact our gross margins. Because our merchandise assortment directly correlates to client success, we may at times optimize our inventory to prioritize long-term client success over short-term gross margin impact. Moreover, our inventory investments will fluctuate with the needs of our business. For example, entering new locations such as the UK, new categories such as Stitch Fix Kids, or adding new fulfillment centers will all require additional investments in inventory.
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

Selling, General, and Administrative Expenses
Selling, general, and administrative expenses consist primarily of compensation and benefits costs, including stock-based compensation expense for our employees including our stylists, fulfillment center operations, data analytics, merchandising, engineering, marketing, client experience, and corporate personnel. Selling, general, and administrative expenses also include marketing and advertising costs, third-party logistics costs, facility costs for our fulfillment centers and offices, professional service fees, information technology costs, and depreciation and amortization expense. We expect our selling, general, and administrative expenses to increase in absolute dollars and to fluctuate as a percentage of revenue due to the anticipated growth of our business, increased marketing investments, and additional costs associated with being a public company. Our classification of selling, general, and administrative expenses may vary from other companies in our industry and may not be comparable.
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
Results of Operations
Comparison of the Three and Nine Months Ended April 27, 2019, and April 28, 2018
The following table sets forth our results of operations for the periods indicated:

	For the Three Months Ended		%	For the Nine Months Ended		%
(in thousands)	April 27, 2019	April 28, 2018	Change	April 27, 2019	April 28, 2018	Change
Revenue, net	$408,893	$316,741	29.1%	$1,145,409	$908,210	26.1%
Cost of goods sold	224,445	178,535	25.7%	632,644	513,606	23.2%
Gross profit	184,448	138,206	33.5%	512,765	394,604	29.9%
Selling, general, and administrative expenses	189,015	128,454	47.1%	491,024	359,696	36.5%
Operating income (loss)	(4,567)	9,752	(146.8)%	21,741	34,908	(37.7)%
Remeasurement of preferred stock warrant liability	—	—	—%	—	(10,685)	(100.0)%
Interest income	(1,463)	(111)	*	(4,032)	(147)	*
Other income, net	(391)	(98)	299.0%	(964)	(97)	*
Income (loss) before income taxes	(2,713)	9,961	(127.2)%	26,737	45,837	(41.7)%
Provision (benefit) for income taxes	(9,761)	474	*	(2,965)	19,221	(115.4)%
Net income	$7,048	$9,487	(25.7)%	$29,702	$26,616	11.6%

* Not meaningful

 The following table sets forth the components of our results of operations as a percentage of revenue:

	For the Three Months Ended		For the Nine Months Ended
	April 27, 2019	April 28, 2018	April 27, 2019	April 28, 2018
Revenue, net	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	54.9%	56.4%	55.2%	56.6%
Gross margin	45.1%	43.6%	44.8%	43.4%
Selling, general, and administrative expenses	46.2%	40.6%	42.9%	39.6%
Operating income (loss)	(1.1)%	3.0%	1.9%	3.8%
Remeasurement of preferred stock warrant liability	—%	—%	—%	(1.2)%
Interest income	(0.4)%	(0.1)%	(0.4)%	—%
Other income, net	(0.1)%	—%	(0.1)%	—%
Income (loss) before income taxes	(0.6)%	3.1%	2.4%	5.0%
Provision (benefit) for income taxes	(2.3)%	0.1%	(0.2)%	2.1%
Net income	1.7%	3.0%	2.6%	2.9%
Revenue and Gross Margin
Revenue increased by $92.2 million and $237.2 million, or 29.1% and 26.1%, during the three and nine months ended April 27, 2019, respectively, compared with the same periods last year. The increase in revenue was primarily attributable to a 16.6% increase in active clients from April 28, 2018, to April 27, 2019, which drove increased sales of merchandise, and an increase in revenue per active client.
Gross margin for the three and nine months ended April 27, 2019, increased by 1.5% and 1.4%, respectively, compared with the same periods last year. The increase for both periods was primarily attributable to a decrease in clearance expense due to improved inventory management and a reduction in shrink expense.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased by $60.6 million and $131.3 million for the three and nine months ended April 27, 2019, respectively, compared with the same periods last year. As a percentage of revenue, selling, general, and administrative expenses increased to 46.2% for the three months ended April 27, 2019, compared with 40.6% for the three months ended April 28, 2018, and increased to 42.9% for the nine months ended April 27, 2019, compared with 39.6% for the nine months ended April 28, 2018.
The increase for the three and nine months ended April 27, 2019, compared with the same periods last year, was primarily related to higher compensation and benefits expense and stock-based compensation due to increased headcount as we continued to invest in technology talent, higher advertising spend year over year, primarily due to the launch of our integrated brand campaign in February 2019, and investments related to our UK launch.
Remeasurement of Preferred Stock Warrant Liability
The elimination of the remeasurement of the preferred stock warrant liability was due to the conversion of our preferred stock warrants into Class B common stock as part of our IPO.
Provision for Income Taxes
The following table summarizes our effective tax rate from income for the periods presented:

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	April 27, 2019	April 28, 2018	April 27, 2019	April 28, 2018
Income (loss) before income taxes	$(2,713)	$9,961	$26,737	$45,837
Provision (benefit) for income taxes	(9,761)	474	(2,965)	19,221
Effective tax rate	(359.8)%	4.8%	(11.1)%	41.9%
We are primarily subject to income taxes in the United States. Our effective tax rate for the three and nine months ended April 27, 2019, differs from the federal statutory income tax rate primarily due to alignment of foreign operations for our business, the benefits of stock-based compensation deductions, allowable credits, certain nondeductible expenses, and state taxes.
Our effective tax rate for the three and nine months ended April 28, 2018, was based on our historic statutory tax rate of 26.96%. Our effective tax rate for the three and nine months ended April 28, 2018, differed from the federal statutory income tax rate primarily due to remeasurement of the preferred stock warrant liability, allowable credits, remeasurement of existing deferred tax balances, benefits of stock-based compensation deductions, and certain other nondeductible expenses.
Liquidity and Capital Resources
Sources of Liquidity
Our principal sources of liquidity since inception have been our cash flows from operations, as well as the net proceeds we received through private sales of equity securities and our IPO. We have had positive and growing cash flows from operations since 2014. As of April 27, 2019, we had raised an aggregate of $169.6 million of equity capital including proceeds from our IPO. We had $143.8 million of cash and cash equivalents, $12.9 million of restricted cash, and investments of $210.7 million as of April 27, 2019. Our investments include U.S. Treasury securities, asset-backed securities, commercial paper, and corporate bonds, all of which are highly rated. Our investment balance includes $147.8 million of short-term investments with contractual maturities of 12 months or less as of April 27, 2019.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated below:

	For the Nine Months Ended
(in thousands)	April 27, 2019	April 28, 2018
Net cash provided by operating activities	$75,208	$61,496
Net cash used in investing activities	(233,754)	(12,026)
Net cash provided by financing activities	4,934	130,679
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(153,612)	$180,149
Cash provided by operating activities
During the nine months ended April 27, 2019, cash provided by operating activities was $75.2 million, which consisted of net income of $29.7 million, adjusted by non-cash charges of $33.0 million, and a change of $12.5 million in our net operating assets and liabilities. The non-cash charges were largely driven by $23.8 million of stock-based compensation expense, $10.2 million of depreciation and amortization, and $2.8 million of inventory obsolescence reserves. The change in our net operating assets and liabilities was primarily due to an increase of $38.6 million in accounts payable and accrued liabilities related to increased business activity and timing of payments, substantially offset by an increase of $27.8 million in our inventory balance due to increased inventory purchases to support our growth.
During the nine months ended April 28, 2018, cash provided by operating activities was $61.5 million, which consisted of net income of $26.6 million, adjusted by non-cash charges of $17.0 million and a change of $17.9 million in our net operating assets and liabilities. The non-cash charges were largely driven by $10.3 million of stock-based compensation expense, $7.5 million of depreciation and amortization, and a $5.8 million increase in deferred tax expense primarily related to a $4.7 million remeasurement of our net deferred tax assets under the Tax Act, partially offset by $10.7 million related to the remeasurement of the preferred stock warrant liability. The change in our net operating assets and liabilities was primarily due to an increase of $31.5 million in accounts payable and accrued liabilities related to increased business activity, substantially offset by an increase of $18.6 million in our inventory balance due to increased inventory purchases to support our growth.
Cash used in investing activities
During the nine months ended April 27, 2019, and April 28, 2018, cash used in investing activities was $233.8 million and $12.0 million, respectively. During the nine months ended April 27, 2019, cash used in investing activities was primarily related to our investment of $233.2 million in highly rated available-for-sale securities and $24.5 million in purchases of property and equipment, partially offset by maturities of available-for-sale securities of $21.5 million. During the nine months ended April 28, 2018, cash used in investing activities was due to $12.0 million in purchases of property and equipment primarily related to the expansion of our fulfillment centers and offices as well as continued investment in our proprietary systems.

Cash provided by financing activities
During the nine months ended April 27, 2019, cash provided by financing activities was $4.9 million, which was primarily due to proceeds from the exercise of stock options, partially offset by tax withholding related to vesting of restricted stock units.
During the nine months ended April 28, 2018, cash provided by financing activities was $130.7 million, which was primarily due to proceeds from our IPO.
Contractual Obligations and Other Commitments
We entered into an amendment to our fulfillment center arrangement in Dallas effective February 20, 2019 (the “Amendment”). The Amendment increases our existing square footage at this location by approximately 174,000 square feet to approximately 490,000 square feet, and extends the original lease term by approximately eighteen months to June 2024. The arrangement is being accounted for as an operating lease with future minimum lease payments of approximately $10.0 million through June 2024.
On October 12, 2018, we executed an agreement with a third-party logistics contractor to lease and operate a fulfillment center in Leicester, England (the “Fulfillment Center Logistics Agreement”). The agreement commits the Company to a five-year contract for logistics services at the Leicester fulfillment center that can be terminated after two years, with six months’ advance notice. The leasing component of the arrangement is being accounted for as an operating lease with future minimum lease payments over the five-year term of $11.1 million.
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
Interest Rate Risk
We are primarily exposed to market risks through interest rate risk on our investments. As of April 27, 2019, we had $210.7 million in highly rated investments accounted for as available-for-sale securities, which are presented on our balance sheet at their fair market value. These interest-earning instruments carry a degree of interest rate risk; however, a hypothetical 10% change in interest rates during the three and nine months ended April 27, 2019, would not have had a material impact on our condensed consolidated financial statements.
Foreign Currency Risk
As of April 27, 2019, all of our revenue was earned in U.S. dollars; however, our expansion into the United Kingdom exposes us to fluctuations in foreign currency exchange rates on our operating expenses. Fluctuations in foreign currency exchange rates may also result in transaction gains or losses on transactions in currencies other than the U.S. Dollar or British Pound Sterling. For the three and nine months ended April 27, 2019, a hypothetical 10% increase or decrease in current exchange rates would not have had a material impact on our condensed consolidated financial results.

ITEM 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report.
Based on the evaluation of our disclosure controls and procedures as of April 27, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of a material weakness in our internal control over financial reporting as previously disclosed in our 2018 Annual Report, our disclosure controls and procedures were not effective as of April 27, 2019.
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
Changes in Internal Control
Other than the changes intended to remediate the material weakness noted above, there were no changes in our internal control over financial reporting during the quarter ended April 27, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On October 11, 2018, October 26, 2018, November 16, 2018, and December 10, 2018, four putative class action lawsuits alleging violations of the federal securities laws were filed in the U.S. District Court for the Northern District of California, naming as defendants us and certain of our officers. The four lawsuits each make the same allegations of violations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), by us and our officers for allegedly making materially false and misleading statements regarding our active client growth and strategy with respect to television advertising between June 2018 and October 2018. The plaintiffs seek unspecified monetary damages and other relief. The four cases have been related to each other, and the motions to consolidate and to appoint lead plaintiff have been fully briefed. The court has not yet ruled on the motions.
 On December 12, 2018, a derivative action was filed against our directors in the same court, alleging the same violations of securities laws as alleged in the four putative class action cases described above and breach of fiduciary duties. The derivative action has been stayed pending the outcome of the motion to dismiss in the related class action lawsuits.
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
Investing in our common stock involves a high degree of risk. You should consider and read carefully all of the risks and uncertainties described below, as well as other information included in this Quarterly Report on Form 10-Q (this “Quarterly Report”), and in our other public filings. The risks described below are not the only ones facing us. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition, or results of operations. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment. This Quarterly Report also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below.
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
If we fail to effectively manage our growth, our business, financial condition, and operating results could be harmed.
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
We are also required to manage numerous relationships with various vendors and other third parties. Further growth of our operations, vendor base, fulfillment centers, information technology systems, or internal controls and procedures may not be adequate to support our operations. For example, in May 2019, we launched our service in the UK, which involves working with international vendors, establishing offices and fulfillment centers in the UK, and complying with UK and European Union (“EU”) laws and regulations. Our launch of Stitch Fix Kids in July 2018 also required us to increase our vendor base, expand our fulfillment center operations, and evaluate compliance with additional regulatory requirements, among other things. If we are unable to manage the growth of our organization effectively, our business, financial condition, and operating results may be adversely affected.
Our continued growth depends on attracting new clients.
Our success depends on our ability to attract new clients in a cost-effective manner. To expand our client base, we must appeal to and acquire clients who have historically used other means to purchase apparel, shoes, and accessories, such as traditional brick-and-mortar apparel retailers or the websites of our competitors. We reach new clients through paid marketing, referral programs, organic word of mouth, and other methods of discovery, such as mentions in the press or internet search engine results. Starting in calendar year 2017, we began to increase our paid marketing expenses by investing more in digital marketing and launching our first television advertising campaigns. We expect to increase our spending on these and other paid marketing channels in the future and cannot be certain that these efforts will yield more clients or be as cost effective. Although we expect to increase marketing spend over time, our marketing activity and spend may vary from period to period, which may result in faster or slower rates of active client growth in any given period. Moreover, new clients may not purchase from us as frequently or spend as much with us as existing clients, and the revenue generated from new clients may not be as high as the revenue generated from our existing clients. These factors may harm our growth prospects and our business could be adversely affected.
We rely on consumer discretionary spending and may be adversely affected by economic downturns and other macroeconomic conditions or trends.
Our business and operating results are subject to global economic conditions and their impact on consumer discretionary spending. Some of the factors that may negatively influence consumer spending include high levels of unemployment; higher consumer debt levels; reductions in net worth, declines in asset values, and related market uncertainty; home foreclosures and reductions in home values; fluctuating interest rates and credit availability; fluctuating fuel and other energy costs; fluctuating commodity prices; and general uncertainty regarding the overall future political and economic environment. Economic conditions in certain regions may also be affected by natural disasters, such as hurricanes, tropical storms, and wildfires. Consumer purchases of discretionary items, including the merchandise that we offer, generally decline during periods of economic uncertainty, when disposable income is reduced or when there is a reduction in consumer confidence.

Adverse economic changes could reduce consumer confidence, and could thereby negatively affect our operating results. In challenging and uncertain economic environments, we cannot predict when macroeconomic uncertainty may arise, whether or when such circumstances may improve or worsen or what impact such circumstances could have on our business.
We expect to increase our paid marketing to help grow our business, but these efforts may not be successful or cost effective.
Promoting awareness of our service is important to our ability to grow our business, drive client engagement, and attract new clients. We believe that much of the growth in our client base during our first five years originated from referrals, organic word of mouth, and other methods of discovery, as our marketing efforts and expenditures were relatively limited. More recently, we increased our paid marketing initiatives and intend to continue to do so. Our marketing efforts currently include client referrals, affiliate programs, partnerships, display advertising, television, print, radio, video, content, direct mail, social media, email, mobile “push” communications, search engine optimization, and keyword search campaigns. In February 2019, we launched our first integrated brand marketing campaign. We have limited or no experience marketing our services using some of these methods and our efforts may be unsuccessful. Our marketing initiatives may become increasingly expensive and generating a meaningful return on those initiatives may be difficult. We may also adjust our marketing activity from period to period as we launch new initiatives, run tests, or make decisions on marketing investments in response to anticipated rates of return, such as when we identify favorable cost per acquisition trends. For example, we tend to reduce our advertising during the holiday season, when many other retailers compete for marketing opportunities. Even if we successfully increase revenue as a result of our paid marketing efforts, it may not offset the additional marketing expenses we incur.
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
With respect to our email marketing efforts, if we are unable to successfully deliver emails to our clients or if clients do not engage with our emails, whether out of choice, because those emails are marked as low priority or spam, or for other reasons, our business could be adversely affected.
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
The retail apparel industry is highly competitive. We compete with eCommerce companies that market the same or similar merchandise and services that we offer; local, national, and global department stores; specialty retailers; discount chains; independent retail stores; and the online offerings of these traditional retail competitors. Additionally, we experience competition for consumer discretionary spending from other product and experiential categories. We believe our ability to compete depends on many factors within and beyond our control, including:

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
Many of our current competitors have, and potential competitors may have, longer operating histories; larger fulfillment infrastructures; greater technical capabilities; faster shipping times; lower-cost shipping; larger databases; more purchasing power; higher profiles; greater financial, marketing, institutional, and other resources; and larger customer bases than we do. These factors may allow our competitors to derive greater revenue and profits from their existing customer bases, acquire customers at lower costs, or respond more quickly than we can to new or emerging technologies, changes in apparel trends and consumer shopping behavior, and changes in supply conditions. These competitors may engage in more extensive research and development efforts, enter or expand their presence in the personalized retail market, undertake more far-reaching marketing campaigns, and adopt more aggressive pricing policies, which may allow them to build larger customer bases or generate revenue from their existing customer bases more effectively than we do. If we fail to execute on any of the above better than our competitors, our operating results may be adversely affected.
If we are unable to develop and introduce new merchandise offerings or expand into new markets in a timely and cost-effective manner, our business, financial condition, and operating results could be negatively impacted.
The largest portion of our revenue today comes from the sale of Women’s apparel. From 2015 to 2017, we expanded our merchandise offering into categories including Petite, Maternity, Men’s, and Plus, began offering different product types including shoes and accessories, and expanded the number of brands we offer. In 2018, we also launched our Premium Brands, Extras, and Kids offerings. In May 2019, we launched our service in the UK market. We continue to explore additional offerings to serve our existing clients, attract new clients, and expand our geographic scope.
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
Our current merchandise offerings have a range of margin profiles and we believe new offerings will also have a broad range of margin profiles that will affect our operating results. New businesses generally contribute lower margins and imported merchandise may be subject to tariffs or duties that lower margins. Additionally, as we enter into new categories and markets, we may not have as high of purchasing power as we do in our current offerings, which could increase our costs of goods sold and further reduce our margins. Expansion of our merchandise offerings and geographic scope may also strain our management and operational resources, specifically the need to hire and manage additional merchandise buyers to source new merchandise and to allocate new categories across our distribution network. We may also face greater competition in specific categories or regions from companies that are more focused on these areas. For example, now that we have launched in the UK, we will compete with existing businesses that have been providing similar services in the region and may be more familiar with trends and customer preferences in that market. Also, our entry into the Kids category means we now compete with a number of additional companies that have been in the Kids category for a longer period of time and may have more experience in children’s clothing. If any of the above were to occur, it could damage our reputation, limit our growth, and have an adverse effect on our operating results.
Expansion of our operations internationally will require management attention and resources, involves additional risks, and may be unsuccessful.
In May 2019, we launched our service in the UK market, and we may choose to expand to other international markets in the future. We have no prior experience with operating internationally or selling our merchandise outside of the United States, and when we expand internationally we will need to adapt to different local cultures, standards, laws, and policies. The business model we employ and the merchandise we currently offer may not appeal to consumers outside of the United States. Furthermore, to succeed with clients in international locations, such as the UK, we will need to locate fulfillment centers in foreign markets and hire local employees, and we will have to invest in these facilities and employees before proving we can successfully run foreign operations. We may not be successful in expanding into international markets or in generating revenue from foreign operations for a variety of reasons, including:

•	the need to localize our merchandise offerings, including translation into foreign languages and adaptation for local practices;

•	different consumer demand dynamics, which may make our model and the merchandise we offer less successful compared to the United States;

•	competition from local incumbents that understand the local market and may operate more effectively;

•	regulatory requirements, taxes, trade laws, trade sanctions and economic embargoes, tariffs, export quotas, custom duties, or other trade restrictions, or any unexpected changes thereto;

•	laws and regulations regarding anti-bribery and anti-corruption compliance;

•	differing labor regulations where labor laws may be more advantageous to employees as compared to the United States and result in increased labor costs;

•	more stringent regulations relating to privacy and data security and access to, or use of, commercial and personal information, particularly in Europe;

•	changes in a specific country’s or region’s political or economic conditions; and

•	risks resulting from changes in currency exchange rates.
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
Moreover, our expenses have increased in recent periods, and we expect expenses to increase substantially in the near term, particularly as we make significant investments in our marketing initiatives; expand our geographic markets, operations, and infrastructure; develop and introduce new merchandise offerings; and hire additional personnel. We may not always pursue short-term profits but are often focused on long-term growth, which may impact our financial results. In addition, in connection with operating as a public company, we are incurring significant additional legal, accounting, and other expenses that we did not incur as a private company. If our revenue does not increase to offset increases in our operating expenses, we may not be profitable in future periods.
We must successfully gauge apparel trends and changing consumer preferences.
Our success is, in large part, dependent upon our ability to identify apparel trends, predict and gauge the tastes of our clients, and provide a service that satisfies client demand in a timely manner. However, lead times for many of our purchasing decisions may make it difficult for us to respond rapidly to new or changing apparel trends or client acceptance of merchandise chosen by our merchandising buyers. We generally enter into purchase contracts significantly in advance of anticipated sales and frequently before apparel trends are confirmed by client purchases. In the past, we have not always predicted our clients’ preferences and acceptance levels of our merchandise with accuracy. Further, we use our data science to predict our clients’ preferences and gauge demand for our merchandise, and there is no guarantee that our data science and algorithms will accurately anticipate client demand and tastes. Our entry into the UK also requires us to become familiar with different apparel trends and customer preferences. In addition, consumer shopping behavior may continue to evolve and we may need to adapt our service to such changes. To the extent we misjudge the market for the service we offer or fail to execute on trends and deliver attractive merchandise to clients, our sales will decline and our operating results will be adversely affected.
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
We also face significant competition for personnel, particularly in the San Francisco Bay Area where our headquarters are located. To attract top talent, we have had to offer, and believe we will need to continue to offer, competitive compensation and benefits packages before we can validate the productivity of those employees. We may also need to increase our employee compensation levels in response to competition. We cannot be sure that we will be able to attract, retain, and motivate a sufficient number of qualified personnel in the future, or that the compensation costs of doing so will not adversely affect our operating results. Additionally, we may not be able to hire new employees quickly enough to meet our needs. If we fail to effectively manage our hiring needs or successfully integrate new hires, our efficiency, ability to meet forecasts, and employee morale, productivity, and retention could suffer, which may have an adverse effect on our business, financial condition, and operating results.
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
In addition, we cannot guarantee that merchandise we receive from vendors will be of sufficient quality or free from damage, or that such merchandise will not be damaged during shipping, while stored in one of our fulfillment centers, or when returned by customers. While we take measures to ensure merchandise quality and avoid damage, including evaluating vendor product samples, conducting inventory inspections, and inspecting returned product, we cannot control merchandise while it is out of our possession or prevent all damage while in our fulfillment centers. We may incur additional expenses and our reputation could be harmed if clients and potential clients believe that our merchandise is not of high quality or may be damaged.
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
We purchase our merchandise from numerous domestic and international vendors. Our standard vendor terms and conditions require vendors to comply with applicable laws. We have hired independent firms that conduct audits of the working conditions at the factories producing our Exclusive Brand products. If an audit reveals potential problems, we require that the vendor institute corrective action plans to bring the factory into compliance with our standards, or we may discontinue our relationship with the vendor. The loss of an Exclusive Brand vendor due to failure to comply with our standards could cause inventory delays, impact our clients’ experiences, and otherwise harm our operating results. In addition, failure of our vendors to comply with applicable laws and regulations and contractual requirements could lead to litigation against us, resulting in increased legal expenses and costs. Furthermore, the failure of any such vendors to provide safe and humane factory conditions and oversight at their facilities could damage our reputation with clients or result in legal claims against us.
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
We rely on trademark, copyright, trade secrets, patents, confidentiality agreements, and other practices to protect our brands, proprietary information, technologies, and processes. Our principal trademark assets include the registered trademarks “Stitch Fix” and “Fix,” multiple private label clothing and accessory brand names, and our logos and taglines. Our trademarks are valuable assets that support our brand and consumers’ perception of our services and merchandise. We also hold the rights to the “stitchfix.com” internet domain name and various other related domain names, which are subject to internet regulatory bodies and trademark and other related laws of each applicable jurisdiction. If we are unable to protect our trademarks or domain names in the United States, the UK, or in other jurisdictions in which we may ultimately operate, our brand recognition and reputation would suffer, we would incur significant expense establishing new brands and our operating results would be adversely impacted.
We currently have one patent issued and nine patent applications pending in the United States. We also have four patent applications filed in the People’s Republic of China. The patent we own and those that may be issued in the future may not provide us with any competitive advantages or may be challenged by third parties, and our patent applications may never be granted. Even if issued, there can be no assurance that these patents will adequately protect our intellectual property or survive a legal challenge, as the legal standards relating to the validity, enforceability, and scope of protection of patent and other intellectual property rights are uncertain. Our limited patent protection may restrict our ability to protect our technologies and processes from competition. We primarily rely on trade secret laws to protect our technologies and processes, including the algorithms we use throughout our business. Others may independently develop the same or similar technologies and processes, or may improperly acquire and use information about our technologies and processes, which may allow them to provide a service similar to ours, which could harm our competitive position.
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
We currently receive and distribute merchandise at five fulfillment centers in the United States, one of which is operated by a third party. We also have a sixth fulfillment center in the UK, which is operated by the same third party that we use in the United States. If we or our third-party partner are unable to adequately staff our fulfillment centers to meet demand or if the cost of such staffing is higher than historical or projected costs due to mandated wage increases, regulatory changes, international expansion, or other factors, our operating results could be harmed. In addition, operating fulfillment centers comes with potential risks, such as workplace safety issues and employment claims for the failure or alleged failure to comply with labor laws or laws respecting union organizing activities. Furthermore, if we fail to comply with wage and hour laws for our nonexempt employees, many of whom work in our fulfillment centers, we could be subject to legal risk, including claims for back wages, unpaid overtime pay and missed meal and rest periods, which could be on a class or representative basis. Any such issues may result in delays in shipping times, reduced packing quality, or costly litigation, and our reputation and operating results may be harmed.
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

•
any forward-looking financial or operating information we may provide to the public or securities analysts, any changes in this information, or our failure to meet expectations based on this information;

•
actions of securities analysts who initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As a result, the holders of our Class B common stock, including our directors, executive officers, and their affiliates, are able to exercise considerable influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stock holdings represent less than 50% of the outstanding shares of our capital stock. As of May 31, 2019, 51,425,911 of our 100,882,811 shares outstanding were held by our directors, executive officers, and their affiliates, and 50,957,807 of such shares held by our directors, executive officers, and their affiliates were shares of Class B common stock. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests. This control may adversely affect the market price of our Class A common stock.
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
Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could depress the trading price of our Class A common stock by acting to discourage, delay, or prevent a change of control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions include the following:

•	establish a classified board of directors so that not all members of our board of directors are elected at one time;

•	permit the board of directors to establish the number of directors and fill any vacancies and newly created directorships;

•	provide that directors may only be removed for cause;

•	require super-majority voting to amend some provisions in our certificate of incorporation and bylaws;

•	authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;

•	eliminate the ability of our stockholders to call special meetings of stockholders;

•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

•	provide that the board of directors is expressly authorized to make, alter, or repeal our bylaws;

•	restrict the forum for certain litigation against us to Delaware;

•	reflect the dual class structure of our common stock; and

•	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.
Any provision of our amended and restated certificate of incorporation or amended and restated bylaws that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our Class A common stock.
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware and, to the extent enforceable, the federal district courts of the United States are the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
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
These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. We are currently subject to a stockholder derivative action regarding the validity of the federal exclusive forum provision. In December 2018, the Court of Chancery of the State of Delaware issued an opinion holding that the provision stating that U.S. federal district courts are the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act is not enforceable. We plan to appeal this decision to the Delaware Supreme Court. If the Delaware Supreme Court ultimately affirms the Court of Chancery’s decision, we may be required to pay the plaintiffs’ attorneys fees and future stockholder disputes arising under the Securities Act may be more costly for us to resolve.

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

Stitch Fix, Inc.
Date:	June 6, 2019	By:	/s/ Paul Yee
Paul Yee
Chief Financial Officer
(Principal Financial and Accounting Officer)