Form 10-K
period 2019-08-03
Stitch Fix, Inc.
filed 2019-10-02
CIK 1576942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 3, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 001-38291

STITCH FIX, INC.
(Exact name of registrant as specified in its charter)

Delaware		27-5026540
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

1 Montgomery Street	Suite 1500
San Francisco	California	94104
(Address of Principal Executive Offices)		(Zip Code)
(415) 882-7765
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Class A common stock, par value $0.00002 per share	SFIX	Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☒ No ☐
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of January 26, 2019, the last day of the registrant’s most recently completed second fiscal quarter, was approximately $1,019,019,920.
As of September 27, 2019, the number of outstanding shares of the registrant’s Class A common stock, par value $0.00002 per share, was 55,030,361, and the number of outstanding shares of the registrant’s Class B common stock, par value $0.00002 per share, was 46,616,240.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

Unless the context suggests otherwise, references in this Annual Report on Form 10-K (the “Annual Report”) to “Stitch Fix,” the “Company,” “we,” “us,” and “our” refer to Stitch Fix, Inc. and, where appropriate, its subsidiaries.

PART I
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report contains forward-looking statements that involve risks, uncertainties, and assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Annual Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management, which are in turn based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties, and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” included under Part I, Item 1A below. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
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
Since our founding in 2011, we have helped millions of men, women, and kids discover and buy what they love through personalized shipments of apparel, shoes, and accessories, hand-selected by Stitch Fix stylists and delivered to our clients’ homes. We call each of these shipments a Fix. Clients can choose to schedule automatic shipments or order a Fix on demand after they fill out a style profile on our website or mobile app. For each Fix, we charge clients a styling fee that is credited toward items they purchase. Alternatively, select U.S. clients may purchase an annual Style Pass, which offers unlimited styling for the year for a $49 fee that is also credited towards items they purchase. After receiving a Fix, our clients purchase the items they want to keep and return the other items, if any, at no additional charge. In addition, our Extras feature allows clients to select items such as socks, bras, underwear, and other intimates that are then added to the items their stylist selects for their Fix.
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
We are successful when we are able to help clients find what they love again and again, creating long-term, trusted relationships. Our clients share personal information with us, including detailed style, size, fit, and price preferences, as well as unique inputs, such as how often they dress for certain occasions or which parts of their bodies they like to flaunt or cover up. Our clients are motivated to share these personal details with us and provide us with ongoing feedback because they recognize that doing so will result in more personalized and successful experiences. This feedback also creates a valuable network effect by helping us to better serve other clients. As of August 3, 2019, we had 3,236,000 active clients. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics” for information on how we define and calculate active clients.
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
In May 2019, we launched our service in the United Kingdom.
Industry Overview
Technology is Driving Transformation Across Industries
Technological innovation has profoundly impacted how consumers discover and purchase products, forcing businesses to adapt to engage effectively with consumers. We believe that new business models that embrace these changes and truly focus on the consumer will be the winners in this changing environment.
The Apparel, Shoes, and Accessories Market is Massive but Many Retailers have Failed to Adapt to Changing Consumer Behavior
The U.S. apparel, shoes, and accessories market is large, but we believe many brick-and-mortar retailers have failed to adapt to evolving consumer preferences. Euromonitor International Limited, or Euromonitor, a consumer market research company, estimated that the U.S. apparel, footwear, and accessories market was $359 billion in calendar 2018. Euromonitor expects this market to grow to $431 billion by calendar 2023, a compound annual growth rate (“CAGR”) of 3.7%.
Euromonitor estimated that the UK apparel, footwear, and apparel accessories market was $72 billion in calendar 2018. Euromonitor expects this market to grow to $96 billion (in current prices) by calendar 2023, a CAGR of 6%.
Historically, brick-and-mortar retailers have been the primary source of apparel, shoes, and accessories sales in the United States. Over time, brick-and-mortar retail has changed and the era of salespersons who know each customer on a personal level has passed. We believe many of today’s consumers view the traditional retail experience as impersonal, time-consuming, and inconvenient. This has led to financial difficulties, bankruptcies, and store closures for many major department stores, specialty retailers, and retail chains.
eCommerce is Growing, but has Further Depersonalized the Shopping Experience
The internet has created new opportunities for consumers to shop for apparel. eCommerce continues to take market share from brick-and-mortar retail. Euromonitor estimated that the eCommerce portion of the U.S. apparel, footwear and accessories market was $78.6 billion in calendar 2018. Euromonitor expects the eCommerce portion of this market to grow to $151 billion by calendar 2023, a CAGR of 14.0%. This represents an expansion of eCommerce penetration of the U.S. apparel, footwear, and accessories market from 21.9% of $359 billion in calendar 2018 to 35.1% of $431 billion in calendar 2023.
Euromonitor estimated that the eCommerce portion of the UK apparel, footwear, and accessories market was $14.8 billion in calendar 2018. Euromonitor expects the eCommerce portion to grow to $27 billion by calendar 2023, a CAGR of 13.0%. This represents an expansion of eCommerce penetration of UK apparel, footwear and apparel accessories market from 24.7% of $72 billion in calendar 2018 to 34.4% of $96 billion in calendar 2023.
The first wave of eCommerce companies prioritized low price and fast delivery. This transaction-focused model is well suited for commoditized products and when consumers already know what they want. However, we believe eCommerce companies often fall short when consumers do not know what they want and price and delivery speed are not the primary decision drivers. There is an overwhelming selection of apparel, shoes, and accessories available to consumers online, and searches and filters are poor tools when it comes to finding items that fit one’s style, figure, and occasion. eCommerce companies also lack the critical personal touchpoints necessary to help consumers find what they love, further depersonalizing the shopping experience.
Personalization is the Next Wave
To be relevant today, retailers must find a way to connect with consumers on a personal level and fit conveniently into their lifestyles. Personalization in retail can be difficult and nuanced, as consumers consider many factors that can be difficult to articulate, including style, size, fit, feel, and occasion. We believe that an intelligent combination of data science and human judgment is required to deliver the personalized retail experience that consumers seek.
Competition
The retail apparel industry is highly competitive. Our competitors include eCommerce companies that market apparel, shoes, and accessories; local, national, and global department stores; specialty retailers; discount chains; independent retail stores; and the online offerings of these traditional retail competitors. Additionally, we experience competition for consumer discretionary spending from other product and experiential categories.
We compete primarily on the basis of client experience, brand, product selection, quality, convenience, and price. We believe that we are able to compete effectively because we offer clients a personalized and fun shopping experience that our competitors are unable to match.

See Part I, Item1A “Risk Factors—Our industry is highly competitive and if we do not compete effectively our operating results could be adversely affected” for more information.
Our Service
Stitch Fix combines data science and human judgment to deliver one-to-one personalization to our clients at scale. We help millions of clients discover and buy what they love through data-driven, personalized, hand-selected shipments of apparel, shoes, and accessories.
Our Data Science Advantage
Our data science capabilities fuel our business. These capabilities consist of our rich and growing set of detailed client and merchandise data and our proprietary algorithms. We use data science throughout our business, including to style our clients, predict purchase behavior, forecast demand, optimize inventory, and design new apparel.
Our data set is particularly powerful because:

•	the vast majority of our client data is provided directly and explicitly by the client, rather than inferred, scraped, or obtained from other sources;

•	our clients are motivated to provide us with relevant personal data, both at initial signup and over time as they use our service, because they trust it will improve their Fixes; and

•	our merchandise data tracks dimensions that enable us to predict purchase behavior and deliver more personalized Fixes.
On average, each client directly provides us with over 90 meaningful data points through his or her style profile, including detailed style, size, fit, and price preferences, as well as unique inputs such as how often he or she dresses for certain occasions or which parts of his or her body the client likes to flaunt or cover up. Over time, through their feedback on Fixes they receive, clients share additional information about their preferences as well as detailed data about both the merchandise they keep and return. Historically, over 85% of our shipments have resulted in direct client feedback. This feedback loop drives important network effects, as our client-provided data informs not only our personalization capabilities for the specific client, but also helps us better serve other clients. In addition, Style Shuffle, an interactive mobile and web-based feature in which participants rate an assortment of Stitch Fix merchandise, provides additional data to strengthen our understanding of client tastes and style preferences.
We believe our proprietary merchandise data set is differentiated from other retailers. We encode each of our SKUs with numerous information attributes to help our algorithms make better recommendations for our clients. The information we store for each SKU includes:

•	basic data, such as brand, size, color, pattern, silhouette, and material;

•	item measurements, such as length, width, diameter of sleeve opening, and distance from collar to first button;

•	nuanced descriptors, such as how appropriate the piece is for a client that prefers preppy clothing or whether it is appropriate for a formal event; and

•	client feedback, such as how the item fit a 5’10” client or how popular the piece is with young mothers.
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
Our Differentiated Value Proposition
Our Value Proposition to Clients
Our clients love our service for many reasons. We help clients find apparel, shoes, and accessories that they love in a way that is convenient and fun. We save our clients time by doing the shopping, delivering Fixes right to their homes, allowing them to try on merchandise in the comfort of their homes and in the context of their own closets, and making the return process simple. Our expert styling service connects each client to a professional who will understand her fashion needs, hand select items personalized to her, and offer her ongoing style advice. Clients also value the quality and diversity of our merchandise as we deliver the familiar brands they know, offer items they can’t find anywhere else, and expand their fashion palette by exposing them to new brands and styles they might not have tried if they shopped for themselves. We often hear from clients that we have helped them find the perfect pair of jeans or discover a dress silhouette they never would have selected for themselves. In these situations, not only is our service more convenient, it is in fact more effective at helping clients find what they love. We proudly style men, women, and kids across ages, sizes, tastes, geographies, and price preferences.
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
Our Strengths
Since we were founded in 2011, we have shipped millions of Fixes to our clients. We have achieved this success due to our following key strengths:

•	our rich client and merchandise data;

•	our expert data science team and proprietary and predictive algorithms;

•	our team of 5,100+ stylists;

•	our unique combination of data science and human judgment; and

•	our superior business model.
Our Strategy
We aim to transform the way people find what they love. We plan to achieve this goal by continuing to:

•	expand our relationships with existing clients;

•	acquire new clients; and

•	expand our addressable market.
How it Works
The Fix
A Fix is a Stitch Fix-branded box containing a combination of apparel, shoes, and accessories personally selected for a client by her Stitch Fix stylist and delivered to the client for her to try on in the comfort of her own home. She can keep some, all, or none of the items in the Fix and easily return any items in a prepaid-postage bag provided in the Fix. One of our stylists individually selects each item in a Fix for a client from a broad range of merchandise recommended to the stylist by our algorithms. These algorithmic recommendations are based on the client’s personal style profile, her own order behavior, the aggregate historical behavior of our client base, and the aggregate historical data we have collected on each item of merchandise we have available.
We have numerous touch points with our clients. Before a client receives his or her first Fix, he or she shares the following information with us:

•
Style profile. Upon registering, each client fills out a style profile on either our website or mobile application. The style profile allows us to introduce ourselves to a client, initiate a dialogue, and start gathering data.

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

After completing her initial style profile, a client chooses her preferred order frequency and can select the exact date by which she wants to receive her Fix. We currently offer two types of Fix scheduling:

•	Auto-ship. A client can elect to auto-ship Fixes every two to three weeks, monthly, bi-monthly, or quarterly.

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
We also offer Extras, a feature that allows clients to select items such as socks, bras, underwear, and other intimates that are then added to the items their stylist selects for their Fix.

In addition to a personalized selection of apparel, shoes, and accessories, each Fix also includes a personal note from the stylist and a style card to provide clients with outfit ideas for each item.
Once a client decides which items she wishes to keep she can easily check out and pick the delivery date for her next Fix via our website or mobile application.
During the checkout process, each client is invited to provide feedback about the fit, price, style, and quality of the items received. Historically, over 85% of shipments have resulted in direct client feedback. This feedback informs both our algorithms and stylists to improve each future Fix. We also gather feedback through Style Shuffle, an interactive mobile and web-based feature in which participants rate an assortment of Stitch Fix merchandise, providing additional data to strengthen our understanding of client tastes and style preferences.
We charge clients a styling fee of $20 in the United States and £10 in the UK for each Fix, which is credited toward the merchandise purchased. For our Style Pass clients, we charge a $49 annual fee in the United States, the only country where Style Pass is offered, which provides unlimited styling for the year and is credited toward the merchandise purchased over the course of the year. If the client chooses to keep all items chosen for them by their stylist, she receives a discount on the entire shipment, which is 25% in the United States and 20% in the UK. The client can return the items she does not want or exchange items for a different size if available, using the prepaid-postage bag delivered in her Fix. We request that clients return items to us that they do not wish to purchase within three calendar days of receiving a Fix.
Direct Buy
In June 2019, we launched direct-buy functionality to allow clients the flexibility of purchasing items outside of a Fix. The first offering of this direct-buy functionality is Shop New Colors, which is available for Men’s and Women’s clients in the United States and allows clients to order previously purchased items in different colors, sizes, or prints. No styling fee is charged for direct purchases.
Our Merchandise, Brand Partners, and Exclusive Brands
The breadth of our merchandise selection is essential to our success. Our algorithms filter over one thousand SKUs to recommend a subset of relevant merchandise to our stylists, who leverage the information to select the merchandise for a client’s Fix. We source merchandise from brand partners and also create our own merchandise to serve unmet client needs. We offer apparel, shoes, and accessories across a range of price points. We currently serve our clients in the following categories: Women’s, Petite, Maternity, Men’s, Plus, and Kids, and our merchandise addresses a diverse range of styles.
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
Sourcing
We purchase substantially all of our merchandise directly from our brand partners or Exclusive Brands merchandise vendors, who are responsible for the entire manufacturing process.
For the production of our Exclusive Brands, we contract with merchandise vendors, who are responsible for the entire manufacturing process. Some of these vendors operate their own manufacturing facilities and others subcontract the manufacturing to other parties. Our vendors generally agree to our standard vendor terms, which govern our business relationship. Although we do not have long-term agreements with our vendors, we have long-standing relationships with a diverse base of vendors that we believe to be mutually satisfactory.
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

Inventory Management and Fulfillment
We have seven fulfillment centers, six of which are in the United States (located in California, Arizona, Texas, Pennsylvania, Georgia, and Indiana), and a seventh in the UK.
In our fulfillment centers, our algorithms increase efficiencies in processes such as allocation, batch picking, transportation, shipping, returns, and ongoing process improvement. We have a reverse logistics operation to manage returned merchandise. Our specialist returns teams in our dedicated return intake areas accept, process, and reallocate returns to our inventory so the merchandise can be selected for another Fix. Our expertise in inventory management allows us to turn inventory quickly, which drives working capital efficiency.
Seasonality
Seasonality in our business does not follow that of traditional retailers, such as typical concentration of revenue in the holiday quarter. We generally experience lower quarter-over-quarter growth rates during our second fiscal quarter due to slower active client growth during the holiday season.
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
We file patents in the United States and abroad and intend to pursue additional patent protection to the extent we believe it would be beneficial and cost-effective.
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
Government Regulation
As with all retailers and companies operating on the internet, we are subject to a variety of international and U.S. federal and state laws governing the processing of payments, consumer protection, the privacy of consumer information, and other laws regarding unfair and deceptive trade practices.
Apparel, shoes, and accessories sold by us are also subject to regulation by governmental agencies in the United States and in the UK. These regulations relate principally to product labeling, licensing requirements, flammability testing, and product safety. We are also subject to environmental laws, rules, and regulations. Similarly, apparel, shoes, and accessories sold by us are also subject to import regulations in the United States and other countries concerning the use of wildlife products for commercial and non-commercial trade, including the U.S. Fish and Wildlife Service. We do not estimate any significant capital expenditures for environmental control matters either in the current fiscal year or in the near future.
Employees
As of August 3, 2019, we had approximately 8,000 employees, including over 5,100 stylists, 1,700 fulfillment center employees, 280 client experience employees, 200 engineers, and 125 data scientists. As of such date, over 88% of our employees and 37% of our management team identified as female. None of our employees is represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
Corporate and Available Information
We were incorporated in Delaware in 2011 under the name rack habit inc. We changed our name to Stitch Fix, Inc. in October 2011. Our principal executive offices are located at 1 Montgomery Street, Suite 1500, San Francisco, California, 94104, and our telephone number is (415) 882-7765. Our website is located at www.stitchfix.com, and our investor relations website is located at https://investors.stitchfix.com.
We file or furnish electronically with the U.S. Securities and Exchange Commission (the “SEC”) annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make copies of these reports available free of charge through our investor relations website as soon as reasonably practicable after we file or furnish them with the SEC. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding Stitch Fix and other issuers that file electronically with the SEC.
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
Our future success will depend in large part upon our ability to, among other things:

•	cost-effectively acquire new clients and engage with existing clients;

•	increase consumer awareness of our brand and maintain our reputation;

•	anticipate and respond to macroeconomic changes;

•	successfully expand our offering and geographic reach;

•	anticipate and respond to changing style trends and consumer preferences;

•	manage our inventory effectively;

•	compete effectively;

•	avoid interruptions in our business from information technology downtime, cybersecurity breaches, or labor stoppages;

•	effectively manage our growth;

•	continue to enhance our personalization capabilities;

•	hire, integrate, and retain talented people at all levels of our organization;

•	maintain the quality of our technology infrastructure;

•	develop new features to enhance the client experience; and

•	retain our existing merchandise vendors and attract new vendors.
If we fail to address the risks and difficulties that we face, including those associated with the challenges listed above as well as those described elsewhere in this “Risk Factors” section, our business and our operating results will be adversely affected.
If we fail to effectively manage our growth, our business, financial condition, and operating results could be harmed.
To effectively manage our growth, we must continue to implement our operational plans and strategies, improve and expand our infrastructure of people and information systems, and expand, train, and manage our employee base. Since our inception, we have rapidly increased our employee headcount to support the growth of our business. We added a significant number of employees during 2019 and expect to continue growing in 2020. We have expanded across all areas of our business. To support continued growth, we must effectively integrate, develop, and motivate a large number of new employees while maintaining our corporate culture. The risks associated with a rapidly growing workforce will be particularly acute as we expand internationally, as we are less familiar with the labor markets outside of the United States, and if we choose to expand into new merchandise categories.
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
Our success depends on our ability to attract new clients in a cost-effective manner. To expand our client base, we must appeal to and acquire clients who have historically used other means to purchase apparel, shoes, and accessories, such as traditional brick-and-mortar apparel retailers or the websites of our competitors. We also face competition for clients from other retailers who offer or plan to offer similar services as ours. We reach new clients through paid marketing, referral programs, organic word of mouth, and other methods of discovery, such as mentions in the press or internet search engine results. Starting in calendar 2017, we began to increase our paid marketing expenses by investing more in digital marketing and launching our first television advertising campaigns. We expect to increase our spending on these and other paid marketing channels in the future and cannot be certain that these efforts will yield more clients, continue to achieve meaningful payback on our investments, or be as cost effective. Although we expect to increase marketing spend over time, our marketing activity and spend may vary from period to period, which may result in faster or slower rates of active client growth in any given period. Moreover, new clients may not purchase from us as frequently or spend as much with us as existing clients, and the revenue generated from new clients may not be as high as the revenue generated from our existing clients. These factors may harm our growth prospects and our business could be adversely affected.
We rely on consumer discretionary spending and may be adversely affected by economic downturns and other macroeconomic conditions or trends.
Our business and operating results are subject to global economic conditions and their impact on consumer discretionary spending. Some of the factors that may negatively influence consumer spending include high levels of unemployment; higher consumer debt levels; reductions in net worth, declines in asset values, and related market uncertainty; home foreclosures and reductions in home values; fluctuating interest rates and credit availability; fluctuating fuel and other energy costs; fluctuating commodity prices; and general uncertainty regarding the overall future political and economic environment. Economic conditions in certain regions may also be affected by natural disasters, such as hurricanes, tropical storms, earthquakes, and wildfires. Consumer purchases of discretionary items, including the merchandise that we offer, generally decline during recessionary periods or periods of economic uncertainty, when disposable income is reduced or when there is a reduction in consumer confidence.
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
A high proportion of our revenue comes from repeat purchases by existing clients, especially those existing clients who are highly engaged and purchase a significant amount of merchandise from us. If existing clients no longer find our service and merchandise appealing or appropriately priced, they may make fewer purchases and may stop using our service. Even if our existing clients continue to find our service and merchandise appealing, they may decide to receive fewer Fixes and purchase less merchandise over time as their demand for new apparel declines. If clients who receive Fixes most frequently and purchase a significant amount of merchandise from us were to make fewer purchases or stop using our service, our financial results could be negatively affected. In addition, we seek to attract high-quality clients who will remain clients for the long term, but our efforts may not be successful or produce the results we anticipate. A decrease in the number of clients, a decrease in client spending on the merchandise we offer, or our inability to attract high-quality clients could negatively impact our operating results. Further, we believe that our future success will depend in part on our ability to increase sales to our existing clients over time and, if we are unable to do so, our business may suffer.

Compromises of our data security could cause us to incur unexpected expenses and may materially harm our reputation and operating results.
In the ordinary course of our business, we and our vendors collect, process, and store certain personal information and other data relating to individuals, such as our clients and employees, including client payment card information. We rely substantially on commercially available systems, software, tools, and monitoring to provide security for our processing, transmission, and storage of personal information and other confidential information. There can be no assurance, however, that we or our vendors will not suffer a data compromise, that hackers or other unauthorized parties will not gain access to personal information or other data, including payment card data or confidential business information, or that any such data compromise or unauthorized access will be discovered in a timely fashion. The techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not identified until they are launched against a target, and we and our vendors may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, our employees, contractors, vendors, or other third parties with whom we do business may attempt to circumvent security measures in order to misappropriate such personal information, confidential information, or other data, or may inadvertently release or compromise such data.
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
Many of our current competitors have, and potential competitors may have, longer operating histories; larger fulfillment infrastructures; greater technical capabilities; faster shipping times; lower-cost shipping; larger databases; more purchasing power; higher profiles; greater financial, marketing, institutional, and other resources; and larger customer bases than we do. These factors may allow our competitors to derive greater revenue and profits from their existing customer bases; acquire customers at lower costs; or respond more quickly than we can to new or emerging technologies, changes in apparel trends and consumer shopping behavior, and changes in supply conditions. These competitors may engage in more extensive research and development efforts, enter or expand their presence in the personalized retail market, undertake more far-reaching marketing campaigns, and adopt more aggressive pricing policies, which may allow them to build larger customer bases or generate revenue from their existing customer bases more effectively than we do. If we fail to execute on any of the above better than our competitors, our operating results may be adversely affected.
If we are unable to develop and introduce new merchandise offerings or expand into new markets in a timely and cost-effective manner, our business, financial condition, and operating results could be negatively impacted.
The largest portion of our revenue today comes from the sale of Women’s apparel. From 2015 to 2018, we expanded our merchandise offering into categories including Petite, Maternity, Men’s, Plus, Premium Brands, and Kids; began offering different product types including, accessories, and Extras; and expanded the number of brands we offer. In May 2019, we launched our service in the UK market. In June 2019, we introduced a direct-buy functionality with Shop New Colors, allowing clients in the United States to buy previously purchased items in new colors, prints, and sizes. We continue to explore additional offerings to serve our existing clients, attract new clients, and expand our geographic scope. For example, we are currently testing Shop Your Looks, an offering that will allow clients to discover and shop personalized outfits with new items that complement their prior purchases.
New offerings may not have the same success, or gain traction as quickly, as our current offerings. If the merchandise we offer is not accepted by our clients or does not attract new clients, or if we are not able to attract clients in new markets such as the UK, our sales may fall short of expectations, our brand and reputation could be adversely affected, and we may incur expenses that are not offset by sales. If the launch of a new category or offering or in a new geography requires investments greater than we expect, our operating results could be negatively impacted. Also, our business may be adversely affected if we are unable to attract brands and other merchandise vendors that produce sufficient high-quality, appropriately priced, and on-trend merchandise. For example, vendors in the UK may not be familiar with our company or brand, which may make it difficult for us to obtain the merchandise we seek or be able to purchase products at an appropriate price.
Our current merchandise offerings have a range of margin profiles and we believe new offerings will also have a broad range of margin profiles that will affect our operating results. New businesses generally contribute lower margins and imported merchandise may be subject to tariffs or duties that lower margins. Additionally, as we enter into new categories and markets, we may not have as high of purchasing power as we do in our current offerings, which could increase our costs of goods sold and further reduce our margins. Expansion of our merchandise offerings and geographic scope may also strain our management and operational resources, specifically the need to hire and manage additional merchandise buyers to source new merchandise and to allocate new categories across our distribution network. We may also face greater competition in specific categories or regions from companies that are more focused on these areas. For example, now that we have launched in the UK, we compete with existing businesses that have been providing similar services in the region and may be more familiar with trends and customer preferences in that market. Also, our entry into the Kids category means we now compete with a number of additional companies that have been in the Kids category for a longer period of time and may have more experience in children’s clothing. If any of the above were to occur, it could damage our reputation, limit our growth, and have an adverse effect on our operating results.
Expansion of our operations internationally requires management attention and resources, involves additional risks, and may be unsuccessful.
In May 2019, we launched our service in the UK market, and we may choose to expand to other international markets in the future. Prior to launching in the UK, we had no experience operating internationally or selling our merchandise outside of the United States, and if we continue to expand internationally, we will need to adapt to different local cultures, standards, laws, and policies. The business model we employ may not appeal to consumers outside of the United States. Furthermore, to succeed with clients in international locations, such as the UK, we will need to locate fulfillment centers in foreign markets and hire local employees, and we will have to invest in these facilities and employees before proving we can successfully run foreign operations. We may not be successful in expanding into additional international markets or in generating revenue from foreign operations for a variety of reasons, including:

•	the need to localize our merchandise offerings, including translation into foreign languages and adaptation for local practices;

•	different consumer demand dynamics, which may make our model and the merchandise we offer less successful compared to the United States;

•	competition from local incumbents that understand the local market and may operate more effectively;

•
regulatory requirements, taxes, trade laws, trade sanctions and economic embargoes, tariffs, export quotas, custom duties, or other trade restrictions, or any unexpected changes thereto such as Brexit (as defined below);

•	laws and regulations regarding anti-bribery and anti-corruption compliance;

•	differing labor regulations where labor laws may be more advantageous to employees as compared to the United States and result in increased labor costs;

•	more stringent regulations relating to privacy and data security and access to, or use of, commercial and personal information, particularly in Europe and the United States;

•	differing payment requirements and customer behavior relating to payments and fraud;

•	changes in a specific country’s or region’s political or economic conditions; and

•	risks resulting from changes in currency exchange rates.
For example, clients in the UK are accustomed to more return shipping options than are typically offered in the United States, which may require us to increase the number of shipping vendors we use in that market, increasing our costs. If we continue to invest substantial time and resources to establish and expand our operations internationally and are unable to do so successfully and in a timely manner, our operating results would suffer.

We may not be able to sustain our revenue growth rate and we may not be profitable in the future.
Our recent revenue growth and past profitability should not be considered indicative of our future performance. Our rate of revenue growth has varied in recent periods. Specifically, our revenue increased by 28.6% in 2019 compared to 2018, 25.5% in 2018 compared to 2017, and 33.8% in 2017 compared to 2016. As we grow our business, our revenue growth rates may slow in future periods due to a number of reasons, which may include slowing demand for our merchandise and service, increasing competition, a decrease in the growth rate of our overall market, and our failure to capitalize on growth opportunities, as well as the maturation of our business.
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
Our success is, in large part, dependent upon our ability to identify apparel trends, predict and gauge the tastes of our clients, and provide a service that satisfies client demand in a timely manner. However, lead times for many of our purchasing decisions may make it difficult for us to respond rapidly to new or changing apparel trends or client acceptance of merchandise chosen by our merchandising buyers. We generally enter into purchase contracts significantly in advance of anticipated sales and frequently before apparel trends are confirmed by client purchases. In the past, we have not always predicted our clients’ preferences and acceptance levels of our merchandise with accuracy. Further, we use our data science to predict our clients’ preferences and gauge demand for our merchandise, and there is no guarantee that our data science and algorithms will accurately anticipate client demand and tastes. Our entry into the UK also requires us to become familiar with different apparel trends and customer preferences. In addition, consumer shopping behavior may continue to evolve and we may need to adapt our service to such changes, which could be further complicated by any future expansion into additional geographic markets. To the extent we misjudge the market for the service we offer or fail to execute on trends and deliver attractive merchandise to clients, our sales will decline and our operating results will be adversely affected.
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
We believe that maintaining the Stitch Fix brand and reputation is critical to driving client engagement and attracting clients and merchandise vendors. Building our brand will depend largely on our ability to continue to provide our clients with an engaging and personalized client experience, including valued personal styling services, high-quality merchandise, and appropriate price points, which we may not do successfully. Client complaints or negative publicity about our styling services, merchandise, delivery times, or client support, especially on social media platforms, could harm our reputation and diminish client use of our services, the trust that our clients place in Stitch Fix, and vendor confidence in us.
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
More than 5,100 of our employees are stylists, who work remotely and on a part-time basis for us and are paid hourly. They track and report the time they spend working for us. These employees are classified as nonexempt under federal and state law. If we fail to effectively manage our stylists, including by ensuring accurate tracking and reporting of their hours worked and proper processing of their hourly wages, then we may face claims alleging violations of wage and hour employment laws, including, without limitation, claims of back wages, unpaid overtime pay, and missed meal and rest periods. Any such employee litigation could be attempted on a class or representative basis. Such litigation can be expensive and time-consuming regardless of whether the claims against us are valid or whether we are ultimately determined to be liable, and could divert management’s attention from our business. We could also be adversely affected by negative publicity, litigation costs resulting from the defense of these claims, and the diversion of time and resources from our operations.
Our business, including our costs and supply chain, is subject to risks associated with sourcing, manufacturing, and warehousing.
We currently source nearly all of the merchandise we offer from third-party vendors, many of whom use manufacturers in the same geographic region, and as a result we may be subject to price fluctuations, including from tariffs, or demand disruptions. Our operating results would be negatively impacted by increases in the cost of our merchandise, and we have no guarantees that costs will not rise. In addition, as we expand into new categories, product types, and geographies, we expect that we may not have strong purchasing power in these new areas, which could lead to higher costs than we have historically seen in our current categories. We may not be able to pass increased costs on to clients, which could adversely affect our operating results.
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
Some of the merchandise we sell, including the children’s merchandise sold through Stitch Fix Kids, may expose us to product liability claims and litigation or regulatory action relating to personal injury or environmental or property damage. Although we maintain liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms or at all. In addition, some of our agreements with our vendors may not indemnify us from product liability for a particular vendor’s merchandise or our vendors may not have sufficient resources or insurance to satisfy their indemnity and defense obligations.
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
We accept payments online via credit and debit cards and online payment systems such as PayPal, which subjects us to certain regulations and fraud. We may in the future offer new payment options to clients that would be subject to additional regulations and risks. We pay interchange and other fees in connection with credit card payments, which may increase over time and adversely affect our operating results. While we use a third party to process payments, we are subject to payment card association operating rules and certification requirements, including the Payment Card Industry Data Security Standard and rules governing electronic funds transfers. If we fail to comply with applicable rules and regulations, we may be subject to fines or higher transaction fees and may lose our ability to accept online payments or other payment card transactions. If any of these events were to occur, our business, financial condition, and operating results could be adversely affected.
System interruptions that impair client access to our website or other performance failures in our technology infrastructure could damage our business.
The satisfactory performance, reliability, and availability of our website, mobile application, internal applications, and technology infrastructure are critical to our business. We rely on our website and mobile application to engage with our clients and sell them merchandise. We also rely on a host of internal custom-built applications to run critical business functions, such as styling, merchandise purchasing, warehouse operations, and order fulfillment. In addition, we rely on a variety of third-party, cloud-based solution vendors for key elements of our technology infrastructure. These systems are vulnerable to damage or interruption and we have experienced interruptions in the past. For example, in February 2017, as a result of an outage with Amazon Web Services, where much of our technology infrastructure is hosted, we experienced disruptions in applications that support our warehouse operations and order fulfillment that caused a temporary slowdown in the number of Fix shipments we were able to make. Interruptions may be caused by a variety of incidents, including human error, our failure to update or improve our proprietary systems, cyber attacks, fire, flood, earthquake, power loss, or telecommunications failures. Any failure or interruption of our website, mobile application, internal business applications, or our technology infrastructure could harm our ability to serve our clients, which would adversely affect our business and operating results.

Our use of personal information and other data subjects us to privacy laws and obligations, and our failure to comply with such obligations could harm our business.
We collect and maintain significant amounts of personal information and other data relating to our clients and employees. Numerous laws, rules, and regulations in the United States and internationally, including the EU’s General Data Protection Regulation (“GDPR”), govern privacy and the collection, use, and protection of personal information. These laws, rules, and regulations evolve frequently and may be inconsistent from one jurisdiction to another or may be interpreted to conflict with our practices. Any failure or perceived failure by us or any third parties with which we do business to comply with these laws, rules, and regulations, or with other obligations to which we may be or become subject, may result in actions against us by governmental entities, private claims and litigation, fines, penalties, or other liabilities. Any such action would be expensive to defend, damage our reputation, and adversely affect our business and operating results. For example, the GDPR imposes more stringent data protection requirements and provides greater penalties for noncompliance than previous data protection laws. Further, the UK government has initiated a process to leave the EU (“Brexit”). Brexit has created uncertainty with regard to the regulation of data protection in the UK. In particular, it is uncertain whether the UK will enact data protection laws or regulations designed to be consistent with the GDPR and how data transfers to and from the UK will be regulated. Similarly, the State of California legislature passed the California Consumer Privacy Act of 2018 (“CCPA”), which will require us to make new disclosures to consumers about our data collection, use, and sharing practices. The CCPA also allows consumers to opt out of certain data sharing with third parties, and provides a new cause of action for data breaches with the possibility of significant statutory damage awards. As currently enacted, the act takes effect on January 1, 2020. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, dissemination, and security of data.
Unfavorable changes or failure by us to comply with evolving internet and eCommerce regulations could substantially harm our business and operating results.
We are subject to general business regulations and laws as well as regulations and laws specifically governing the internet and eCommerce. These regulations and laws may involve taxes, privacy and data security, consumer protection, the ability to collect and/or share necessary information that allows us to conduct business on the internet, marketing communications and advertising, content protection, electronic contracts, or gift cards. Furthermore, the regulatory landscape impacting internet and eCommerce businesses is constantly evolving. For example, California’s Automatic Renewal Law requires companies to adhere to enhanced disclosure requirements when entering into automatically renewing contracts with consumers. As a result, a wave of consumer class action lawsuits was brought against companies that offer online products and services on a subscription or recurring basis. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation, lost business, and proceedings or actions against us by governmental entities or others, which could impact our operating results.
If the use of “cookie” tracking technologies is further restricted, regulated, or blocked, or if changes in technology cause cookies to become less reliable or acceptable as a means of tracking consumer behavior, the amount or accuracy of internet user information we collect would decrease, which could harm our business and operating results.
Cookies are small data files that are sent by websites and stored locally on an internet user's computer or mobile device. We, and third parties who work on our behalf, collect data via cookies that is used to track the behavior of visitors to our sites, to provide a more personal and interactive experience, and to increase the effectiveness of our marketing. However, internet users can easily disable, delete, and block cookies directly through browser settings or through other software, browser extensions, or hardware platforms that physically block cookies from being created and stored.
Privacy regulations restrict how we deploy our cookies and this could potentially increase the number of internet users that choose to proactively disable cookies on their systems. In the EU, the Directive on Privacy and Electronic Communications requires users to give their consent before cookie data can be stored on their local computer or mobile device. Users can decide to opt out of nearly all cookie data creation, which could negatively impact our operating results. We may have to develop alternative systems to determine our clients’ behavior, customize their online experience, or efficiently market to them if clients block cookies or regulations introduce additional barriers to collecting cookie data.
Material weaknesses in our internal control over financial reporting may cause us to fail to timely and accurately report our financial results or result in a material misstatement of our financial statements.
As of August 3, 2019, we had material weaknesses in our internal control over financial reporting, as defined in the standards established by the Sarbanes-Oxley Act of 2002, (the “Sarbanes-Oxley Act”). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis.
As of August 3, 2019, we identified a material weakness in our internal control over financial reporting associated with certain outsourced IT service providers and related material weaknesses in components of the internal control framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Specifically, we rely on a variety of outsourced IT service providers for key elements of the technology infrastructure impacting our financial reporting process. Certain of these outsourced IT service providers could not provide System and Organization Controls (“SOC”) reports or, if they did, they were for periods that did not closely align with our fiscal year end. As such, we did not have controls designed to assess the design and operation of internal controls pertaining to these outsourced IT service providers over our period of reliance. Given that management did not effectively assess the design and operation of certain outsourced IT service providers’ internal controls, certain of our controls over IT systems and business processes were also ineffective, to the extent that they rely upon information that was subject to the outsourced IT service providers’ control environment. These deficiencies impact substantially all financial statement account balances and disclosures, and when aggregated represent a material weakness in internal control over financial reporting. Given the outsourced IT service providers material weakness, we identified related COSO material weaknesses, including (a) deficiencies in the principles associated with the control activities component of the COSO framework relating to: (i) selecting and developing control activities and information technology that contribute to the mitigation of risks and support achievement of objectives, and (ii) selecting and developing general control activities over technology to support the achievement of objectives and (b) deficiencies in the principles associated with the monitoring component of the COSO framework relating to selecting, developing, and performing ongoing evaluation to ascertain whether the components of internal control are present and functioning.
We have initiated and will continue to implement remediation plans to address the outsourced IT service providers and related COSO material weaknesses including, but not limited to, expanding controls and/or applying other appropriate procedures to address the design and operation of internal controls relating to certain outsourced IT service providers and enhancing procedures for the identification of control activities and monitoring of control performance to ensure that the components of internal control relating to certain outsourced IT service providers are present and functioning.
In fiscal year 2020, we intend to continue executing these plans to remediate the material weaknesses. However, we cannot be certain that the measures we have taken or may take in the future will ensure that we establish and maintain adequate controls over our financial processes and reporting in the future.
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
We currently rely on two major vendors for our shipping. If we are not able to negotiate acceptable pricing and other terms with these entities or they experience performance problems or other difficulties, it could negatively impact our operating results and our clients’ experience. In addition, our ability to receive inbound inventory efficiently and ship merchandise to clients may be negatively affected by inclement weather, fire, flood, power loss, earthquakes, labor disputes, acts of war or terrorism, and similar factors. For example, in the past, strikes at major international shipping ports have impacted our supply of inventory from our vendors. In addition, as a result of Hurricane Harvey in September 2017, one of our shipping vendors was unable to deliver Fixes to certain affected areas for several weeks, resulting in delivery delays and Fix cancellations. We are also subject to risks of damage or loss during delivery by our shipping vendors. If our merchandise is not delivered in a timely fashion or is damaged or lost during the delivery process, our clients could become dissatisfied and cease using our services, which would adversely affect our business and operating results.
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
As of August 3, 2019, we have one patent issued and a number of additional patent applications pending in the United States. We have also filed patent applications in the People’s Republic of China. The patent we own and those that may be issued in the future may not provide us with any competitive advantages or may be challenged by third parties, and our patent applications may never be granted. Even if issued, there can be no assurance that these patents will adequately protect our intellectual property or survive a legal challenge, as the legal standards relating to the validity, enforceability, and scope of protection of patent and other intellectual property rights are uncertain. Our limited patent protection may restrict our ability to protect our technologies and processes from competition. We primarily rely on trade secret laws to protect our technologies and processes, including the algorithms we use throughout our business. Others may independently develop the same or similar technologies and processes, or may improperly acquire and use information about our technologies and processes, which may allow them to provide a service similar to ours, which could harm our competitive position.
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
A predominant portion of the apparel we sell is originally manufactured in countries other than the United States. International trade disputes that result in tariffs and other protectionist measures could adversely affect our business, including disruption and cost increases in our established patterns for sourcing our merchandise and increased uncertainties in planning our sourcing strategies and forecasting our margins. For example, the U.S. government recently imposed significant new tariffs on China related to the importation of certain product categories, including apparel, footwear, and other goods. A substantial portion of our products are manufactured in China. As a result of these tariffs, we expect our cost of goods imported from China to increase, which may negatively impact our sales or profitability. Additional tariffs on goods imported from China have been proposed by the U.S. government, which could have a material adverse effect on our sales and profitability. Although we are actively reviewing options to mitigate our exposure to current or potential tariffs, there can be no assurance that we will be able to offset any increased costs. Other changes in U.S. tariffs, quotas, trade relationships, or tax provisions could also reduce the supply of goods available to us or increase our cost of goods. Although such changes would have implications across the entire industry, we may fail to effectively adapt to and manage the adjustments in strategy that would be necessary in response to those changes. In addition to the general uncertainty and overall risk from potential changes in U.S. laws and policies, as we make business decisions in the face of such uncertainty, we may incorrectly anticipate the outcomes, miss out on business opportunities, or fail to effectively adapt our business strategies and manage the adjustments that are necessary in response to those changes. These risks could adversely affect our revenues, reduce our profitability, and negatively impact our business.
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
The Tax Cut and Jobs Act (the “Tax Act”) was enacted on December 22, 2017, and contains many significant changes to U.S. federal tax laws. The Tax Act requires complex computations that were not previously provided for under U.S. tax law. We provided for an estimated effect of the Tax Act in our financial statements for the period ended July 28, 2018. The Tax Act requires significant judgments to be made in the interpretation of the law and significant estimates in the calculation of the provision for income taxes. However, additional guidance may be issued by the Internal Revenue Service (“IRS”), the Department of the Treasury, or other governing body that may significantly differ from our interpretation of the law, which may result in a material adverse effect on our business, cash flow, results of operations, or financial conditions.
We may be subject to additional tax liabilities, which could adversely affect our operating results.
We are subject to income- and non-income-based taxes in the United States under federal, state, and local jurisdictions and in the UK. The governing tax laws and applicable tax rates vary by jurisdiction and are subject to interpretation, which tax authorities may disagree with upon review or audit across open examination periods. Various tax authorities may disagree with tax positions we take and if any such tax authorities were to successfully challenge one or more of our tax positions, the results could have a material effect on our operating results. Further, the ultimate amount of tax payable in a given financial statement period may be materially impacted by sudden or unforeseen changes in tax laws, changes in the mix and level of earnings by taxing jurisdictions, or changes to existing accounting rules or regulations. The determination of our overall provision for income and other taxes is inherently uncertain as it requires significant judgment around complex transactions and calculations. As a result, fluctuations in our ultimate tax obligations may differ materially from amounts recorded in our financial statements and could adversely affect our business, financial condition, and operating results in the periods for which such determination is made.
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
We currently receive and distribute merchandise at six fulfillment centers in the United States, one of which is operated by a third party. We also have a seventh fulfillment center in the UK, which is operated by the same third party that we use in the United States. If we or our third-party partner are unable to adequately staff our fulfillment centers to meet demand or if the cost of such staffing is higher than historical or projected costs due to mandated wage increases, regulatory changes, international expansion, or other factors, our operating results could be harmed. In addition, operating fulfillment centers comes with potential risks, such as workplace safety issues and employment claims for the failure or alleged failure to comply with labor laws or laws respecting union organizing activities. Furthermore, if we fail to comply with wage and hour laws for our nonexempt employees, many of whom work in our fulfillment centers, we could be subject to legal risk, including claims for back wages, unpaid overtime pay, and missed meal and rest periods, which could be on a class or representative basis. Any such issues may result in delays in shipping times, reduced packing quality, or costly litigation, and our reputation and operating results may be harmed.
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

Adverse litigation judgments or settlements resulting from legal proceedings in which we are or may be involved could expose us to monetary damages or limit our ability to operate our business.
Currently, we are involved in various legal proceedings, including the securities litigation and other matters described elsewhere in this Annual Report. We have in the past and may in the future become involved in other private actions, collective actions, investigations, and various other legal proceedings by clients, employees, suppliers, competitors, government agencies, stockholders, or others. The results of any such litigation, investigations, and other legal proceedings are inherently unpredictable and expensive. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, damage our reputation, require significant amounts of management time, and divert significant resources. If any of these legal proceedings were to be determined adversely to us, or we were to enter into a settlement arrangement, we could be exposed to monetary damages or limits on our ability to operate our business, which could have an adverse effect on our business, financial condition, and operating results.
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
Risks Relating to Ownership of Our Class A Common Stock
The market price of our Class A common stock may continue to be volatile or may decline steeply or suddenly regardless of our operating performance and we may not be able to meet investor or analyst expectations. You may lose all or part of your investment.
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
In addition, extreme price and volume fluctuations in the stock markets have affected and continue to affect many eCommerce and other technology companies’ stock prices. Often, their stock prices have fluctuated in ways unrelated or disproportionate to the companies’ operating performance. In the past, stockholders have filed securities class action litigation following periods of market volatility. For example, beginning in October 2018, we and certain of our directors and officers were sued in putative class action and derivative lawsuits alleging violations of the federal securities laws for allegedly making materially false and misleading statements. We may be the target of additional litigation of this type in the future as well. Such securities litigation could subject us to substantial costs, divert resources and the attention of management from our business, and seriously harm our business.
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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As a result, the holders of our Class B common stock, including our directors, executive officers, and their affiliates, are able to exercise considerable influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stock holdings represent less than 50% of the outstanding shares of our capital stock. As of September 27, 2019, 47,096,268 of our 101,646,601 shares outstanding were held by our directors, executive officers, and their affiliates, and 46,497,807 of such shares held by our directors, executive officers, and their affiliates were shares of Class B common stock. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests. This control may adversely affect the market price of our Class A common stock.
In addition, in July 2017, FTSE Russell and Standard & Poor’s announced that they would cease to allow most newly public companies utilizing dual or multi-class capital structures to be included in their indices. Affected indices include the S&P 500, S&P MidCap 400, and S&P SmallCap 600, which together make up the S&P Composite 1500. Under the announced policies, our dual class capital structure currently makes us ineligible for inclusion in Standard & Poor’s indices and, as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to passively track the S&P indices will not be investing in our stock. These policies are new and it is unclear what effect, if any, they will have on the valuations of publicly traded companies excluded from the indices, but it is possible that they may depress these valuations compared to those of other similar companies that are included.

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
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq, and other applicable securities rules and regulations. Complying with these rules and regulations has increased and will continue to increase our legal and financial compliance costs, make some activities more difficult, time consuming, or costly, and increase demand on our systems and resources. To address these challenges, we have expanded our finance and accounting teams. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are required to disclose changes made in our internal control and procedures on a quarterly basis. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire additional employees or engage outside consultants to comply with these requirements, which will increase our costs and expenses.
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
These new rules and regulations may make it more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.
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
These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. We are currently subject to a stockholder derivative action regarding the validity of the federal exclusive forum provision. In December 2018, the Court of Chancery of the State of Delaware issued an opinion holding that the provision stating that U.S. federal district courts are the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act is not enforceable. We have appealed this decision to the Delaware Supreme Court. If the Delaware Supreme Court ultimately affirms the Court of Chancery’s decision, we may be required to pay the plaintiffs’ attorneys fees and future stockholder disputes arising under the Securities Act may be more costly for us to resolve.

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our principal physical properties are located in the United States and UK. Our corporate headquarters are located in San Francisco, California, and comprise approximately 134,000 square feet of space. We lease an additional 34,800 square feet of office space in Texas, where our client experience team is based.
We also lease and operate five fulfillment centers, comprising a total of approximately 2,578,000 square feet, at which we receive merchandise from vendors, ship products to clients and receive and process returns from clients. These facilities are located in California, Arizona, Texas, Pennsylvania, and Georgia. Our sixth fulfillment center in Indiana, representing approximately 400,000 square feet, is leased and operated by a third-party logistics contractor. Our seventh fulfillment center in England, representing approximately 277,000 square feet, is leased and operated by a third-party logistics contractor.
We believe our facilities, including our planned expansions, are sufficient for our current needs.
Item 3. Legal Proceedings.
On October 11, 2018, October 26, 2018, November 16, 2018, and December 10, 2018, four putative class action lawsuits alleging violations of the federal securities laws were filed in the U.S. District Court for the Northern District of California, naming as defendants us and certain of our officers. The four lawsuits each make the same allegations of violations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), by us and our officers for allegedly making materially false and misleading statements regarding our active client growth and strategy with respect to television advertising between June 2018 and October 2018. The plaintiffs seek unspecified monetary damages and other relief. The four lawsuits have been consolidated and a lead plaintiff has been appointed. The lead plaintiff filed a consolidated amended complaint on September 18, 2019. We dispute these claims and intend to defend the matter vigorously.
On December 12, 2018, a derivative action was filed against our directors in the same court, alleging the same violations of securities laws as alleged in the four putative class action lawsuits described above, and a breach of fiduciary duties. The derivative action has been stayed pending the outcome of the motion to dismiss in the related class action lawsuits.
On December 29, 2017, a lawsuit was filed by a holder of shares of our Class A common stock in the Court of Chancery of the State of Delaware, naming as defendants us and certain of our directors, as well as two other public companies and certain of their directors. The lawsuit sought a court determination that Article VI, Section E of our amended and restated certificate of incorporation, purporting to limit to federal court the forum in which a stockholder could bring a claim under the Securities Act of 1933, as amended (the “Securities Act”), and similar provisions in our co-defendants’ certificates of incorporation, were invalid. On December 19, 2018, the Chancery Court of the State of Delaware issued an opinion in Sciabacucchi v. Salzberg, invalidating our federal exclusive forum provision. We have appealed this decision to the Delaware Supreme Court.
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
Holders of Record
As of the close of business on September 27, 2019, there were 49 stockholders of record of our Class A common stock and 36 stockholders of record of our Class B common stock. The actual number of holders of our Class A and Class B common stock is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees. The number of holders of record presented here also does not include stockholders whose shares may be held in trust by other entities.
Dividend Policy
We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and future earnings, if any, to fund the development and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination regarding the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant.
Cumulative Stock Performance Graph
The following graph compares the cumulative total return to stockholders on our Class A common stock relative to the cumulative total returns of the Standard and Poor’s Retail Select Industry Index (S&P Retail Select Industry) and Nasdaq Composite Index (Nasdaq Composite). An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock and in each index on November 17, 2017, the date our Class A common stock began trading on the Nasdaq, and its relative performance is tracked through August 3, 2019. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class A common stock.

__________	S&P Retail Select Industry	…………	Nasdaq Composite	– – – – – –	Stitch Fix, Inc.
The following table assumes an investment of $100 (with reinvestment of all dividends) to have been made in our Class A common stock and in each index on November 17, 2017, the date our Class A common stock began trading on the Nasdaq, and indicates the cumulative total return to stockholders on our Class A common stock and the cumulative total return of each index at July 28, 2018, and August 3, 2019:

(in dollars)	November 17, 2017	July 28, 2018	August 3, 2019
S&P Retail Select Industry	$100.00	$118.27	$98.40
Nasdaq Composite	$100.00	$114.07	$118.01
Stitch Fix, Inc.	$100.00	$194.79	$163.89
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
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.

Item 6. Selected Financial Data.
The following selected consolidated financial and other data should be read in conjunction with, and are qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our audited consolidated financial statements and the accompanying notes included elsewhere in this Annual Report. The consolidated statements of operations data for the fiscal years ended August 3, 2019, July 28, 2018, and July 29, 2017, and the consolidated balance sheet data as of August 3, 2019, and July 28, 2018, are derived from the audited consolidated financial statements that are included elsewhere in this Annual Report. The consolidated statements of operations data for the fiscal years ended July 30, 2016, and August 1, 2015, as well as the consolidated balance sheet data as of July 29, 2017, July 30, 2016, and August 1, 2015, are derived from audited consolidated financial statements that are not included in this Annual Report. We have included, in our opinion, all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of the financial information set forth in those statements. Our historical results are not necessarily indicative of the results to be expected in any period in the future.

	For the Fiscal Year Ended
(in thousands, except per share data)	August 3, 2019 (1)	July 28, 2018	July 29, 2017	July 30, 2016	August 1, 2015
Revenue, net	$1,577,558	$1,226,505	$977,139	$730,313	$342,803
Cost of goods sold	874,429	690,483	542,718	407,064	198,054
Gross profit	703,129	536,022	434,421	323,249	144,749
Selling, general, and administrative expenses (2)(3)	679,634	492,998	402,781	259,021	108,562
Operating income	23,495	43,024	31,640	64,228	36,187
Remeasurement of preferred stock warrant liability	—	(10,685)	18,881	3,019	2,938
Interest income	(5,791)	(904)	(42)	—	—
Other income, net	(1,535)	(100)	—	(13)	(2)
Income before income taxes	30,821	54,713	12,801	61,222	33,251
Provision (benefit) for income taxes	(6,060)	9,813	13,395	28,041	12,322
Net income (loss)	$36,881	$44,900	$(594)	$33,181	$20,929
Net income (loss) attributable to common stockholders: (4)
Basic	$36,863	$35,541	$(594)	$8,211	$4,573
Diluted	$36,864	$27,285	$(594)	$9,496	$5,318
Earnings (loss) per share attributable to common stockholders: (4)
Basic	$0.37	$0.47	$(0.02)	$0.36	$0.22
Diluted	$0.36	$0.34	$(0.02)	$0.34	$0.21
Weighted-average shares used to compute earnings per share attributable to common stockholders: (4)
Basic	100,013,462	75,947,759	24,973,931	22,729,890	20,705,313
Diluted	103,653,626	81,288,418	24,973,931	27,882,844	25,452,912
Other Financial and Operating Data
Adjusted EBITDA (5)	$39,590	$53,566	$60,578	$72,582	$42,126
Non-GAAP net income (5)	$36,881	$38,424	$30,680	$41,010	$29,033
Active clients (as of period end) (6)	3,236	2,742	2,194	1,674	867

(1) Fiscal 2019 was a 53-week year. All other periods presented included 52 weeks.
(2) Includes stock-based compensation expense of $35.3 million, $15.4 million, $3.5 million, $1.9 million, and $0.7 million for 2019, 2018, 2017, 2016, and 2015, respectively.
(3) Includes compensation expense related to certain stock sales by current and former employees of $21.3 million and $4.8 million for 2017 and 2016, respectively.
(4) See Note 11 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for an explanation of the calculations of our basic and diluted earnings (loss) per share attributable to common stockholders and the weighted average number of shares used in the computation of the per share amounts.
(5) See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics” for information regarding our use of adjusted EBITDA and non-GAAP net income, and their reconciliation to net income (loss).
(6) See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics” for information on how we define and calculate active clients.

(in thousands)	August 3, 2019	July 28, 2018	July 29, 2017	July 30, 2016	August 1, 2015
Consolidated Balance Sheet Data:
Cash and cash equivalents	$170,932	$297,516	$110,608	$91,488	$68,449
Short and long-term investments	196,648	—	—	—	—
Total assets	616,066	481,585	257,205	191,600	111,600
Working capital (1)	299,773	274,774	63,844	63,199	41,615
Convertible preferred stock	—	—	42,222	42,222	42,222
Total stockholders’ equity	396,000	315,072	61,861	49,947	8,539

(1) Working capital for all periods presented above is defined as current assets less current liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our audited consolidated financial statements and related notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K, or Annual Report. We use a 52- or 53-week fiscal year, with our fiscal year ending on the Saturday that is closest to July 31 of that year. Each fiscal year generally consists of four 13-week fiscal quarters, with each fiscal quarter ending on the Saturday that is closest to the last day of the last month of the quarter. The fiscal year ended August 3, 2019, included 53 weeks of operations. The fiscal years ended July 28, 2018, and July 29, 2017, included 52 weeks of operations. Throughout this Annual Report, all references to quarters and years are to our fiscal quarters and fiscal years unless otherwise noted.
In addition, this discussion contains forward-looking statements that reflect our plans, estimates, and beliefs, and involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in or implied by these forward-looking statements as a result of several factors, including those discussed in the section titled “Risk Factors” included under Part I, Item 1A and elsewhere in this Annual Report. See “Special Note Regarding Forward-Looking Statements” in this Annual Report.
A discussion regarding our financial condition and results of operation for the fiscal year ended August 3, 2019, compared to the fiscal year ended July 28, 2018, is presented below. A discussion regarding our financial condition and results of operations for fiscal year ended July 28, 2018, compared to the fiscal year ended July 29, 2017, can be found under Item 7 in our Annual Report on Form 10-K for the fiscal year ended July 28, 2018, filed with the SEC on October 3, 2018, which is available on the SEC’s website at www.sec.gov and on the SEC Filings section of the Investor Relations section of our website at: https://investors.stitchfix.com.
Overview
Since our founding in 2011, we have helped millions of men, women, and kids discover and buy what they love through personalized shipments of apparel, shoes, and accessories, hand-selected by Stitch Fix stylists and delivered to our clients’ homes. We call each of these shipments a Fix. Clients can choose to schedule automatic shipments or order a Fix on demand after they fill out a style profile on our website or mobile app. For each Fix, we charge clients a styling fee that is credited toward items they purchase. Alternatively, select U.S. clients may purchase an annual Style Pass, which offers unlimited styling for the year for a $49 fee that is also credited towards items they purchase. After receiving a Fix, our clients purchase the items they want to keep and return the other items, if any, at no additional charge. In addition, our Extras feature allows clients to select items such as socks, bras, underwear, and other intimates that are then added to the items their stylist selects for their Fix.
In May 2019, we launched our service in the UK. In June 2019, we launched direct-buy functionality to allow clients the flexibility of purchasing items outside of a Fix. The first offering of this direct-buy functionality is Shop New Colors, which is available for Men’s and Women’s clients in the United States and allows clients to order previously purchased items in different colors, sizes, or prints. No styling fee is charged for direct purchases.
We believe our success in serving clients has resulted in our rapid and profitable growth. We have achieved positive cash flows from operations on an annual basis since 2014, while continuing to make meaningful investments to drive growth. For the fiscal year ended August 3, 2019, we reported $1.6 billion of revenue representing year-over-year growth of 28.6% from the fiscal year ended July 28, 2018. As of August 3, 2019, and July 28, 2018, we had active clients of 3,236,000 and 2,742,000, respectively, representing year-over-year growth of 18.0%.
Net income for the fiscal year ended August 3, 2019, was $36.9 million, a decrease of $8.0 million from the fiscal year ended July 28, 2018. Included in net income for the fiscal year ended July 28, 2018, was a $10.7 million gain on remeasurement of our preferred stock warrant liability prior to our initial public offering, or IPO, and a $6.7 million remeasurement expense on our net deferred tax assets related to the Tax Cuts and Jobs Act (the “Tax Act”) which was enacted on December 22, 2017.
Key Metrics
We report our financial results in accordance with generally accepted accounting principles in the United States (“GAAP”). However, management believes that certain non-GAAP financial measures provide users of our financial information with additional useful information in evaluating our performance. Management believes that excluding certain items that may vary substantially in frequency and magnitude period-to-period from net income (loss) and earnings (loss) per share (“EPS”), provides useful supplemental measures that assist in evaluating our ability to generate earnings and to more readily compare these metrics between past and future periods. Management also believes that adjusted EBITDA is frequently used by investors and securities analysts in their evaluations of companies, and that this supplemental measure facilitates comparisons between companies. We believe free cash flow is an important metric because it represents a measure of how much cash from operations we have available for discretionary and non-discretionary items after the deduction of capital expenditures. These non-GAAP financial measures may be different than similarly titled measures used by other companies.
Our non-GAAP financial measures should not be considered in isolation from, or as substitutes for, financial information prepared in accordance with GAAP. There are several limitations related to the use of our non-GAAP financial measures as compared to the closest comparable GAAP measures. Some of these limitations include:

•
our non-GAAP net income, adjusted EBITDA, and non-GAAP EPS attributable to common stockholders – diluted measures exclude compensation expense that we recognized related to certain stock sales by current and former employees;

•
our non-GAAP net income and non-GAAP EPS attributable to common stockholders – diluted measures exclude the impact of the remeasurement of our net deferred tax assets following the adoption of the Tax Act;

•
our non-GAAP net income, adjusted EBITDA, and non-GAAP EPS attributable to common stockholders – diluted measures exclude the remeasurement of the preferred stock warrant liability, which is a non-cash expense incurred in the periods prior to the completion of our IPO;

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
Adjusted EBITDA
We define adjusted EBITDA as net income (loss) excluding interest income, other (income), net, provision for income taxes, depreciation and amortization, and, when present, the remeasurement of preferred stock warrant liability and compensation expense related to certain stock sales by current and former employees. The following table presents a reconciliation of net income (loss), the most comparable GAAP financial measure, to adjusted EBITDA for each of the periods presented:

	For the Fiscal Year Ended
(in thousands)	August 3, 2019	July 28, 2018	July 29, 2017
Adjusted EBITDA reconciliation:
Net income (loss)	$36,881	$44,900	$(594)
Add (deduct):
Interest income	(5,791)	(904)	(42)
Other income, net	(1,535)	(100)	—
Provision (benefit) for income taxes	(6,060)	9,813	13,395
Depreciation and amortization	16,095	10,542	7,655
Remeasurement of preferred stock warrant liability	—	(10,685)	18,881
Compensation expense related to certain stock sales by current and former employees	—	—	21,283
Adjusted EBITDA	$39,590	$53,566	$60,578
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

	For the Fiscal Year Ended
(in thousands)	August 3, 2019	July 28, 2018	July 29, 2017
Non-GAAP net income reconciliation:
Net income (loss)	$36,881	$44,900	$(594)
Add (deduct):
Remeasurement of preferred stock warrant liability	—	(10,685)	18,881
Compensation expense related to certain stock sales by current and former employees	—	—	21,283
Tax impact of non-GAAP adjustments	—	—	(8,890)
Impact of Tax Act (1)	—	4,209	—
Non-GAAP net income	$36,881	$38,424	$30,680

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

Non-GAAP Earnings Per Share Attributable to Common Stockholders – Diluted
We define non-GAAP EPS attributable to common stockholders – diluted as diluted EPS attributable to common stockholders excluding, when present, the per share impact of the remeasurement of preferred stock warrant liability, compensation expense related to certain stock sales by current and former employees, and the related tax impact of those items, as well as the per share impact of the remeasurement of our net deferred tax assets in relation to the adoption of the Tax Act. The following table presents a reconciliation of EPS attributable to common stockholders – diluted, the most comparable GAAP financial measure, to non-GAAP EPS attributable to common stockholders – diluted for each of the periods presented:

	For the Fiscal Year Ended
(in dollars)	August 3, 2019	July 28, 2018	July 29, 2017
Non-GAAP earnings per share attributable to common stockholders – diluted reconciliation:
Earnings (loss) per share attributable to common stockholders – diluted	$0.36	$0.34	$(0.02)
Per share impact of the remeasurement of preferred stock warrant liability(1)	—	—	0.36
Per share impact of compensation expense related to certain stock sales by current and former employees	—	—	0.40
Per share impact from tax effect of non-GAAP adjustments	—	—	(0.17)
Per share impact from Tax Act(2)	—	0.05	—
Non-GAAP earnings per share attributable to common stockholders – diluted	$0.36	$0.39	$0.57

(1) For the fiscal year ended July 28, 2018, the preferred stock warrant liability was dilutive and included in EPS attributable to common stockholders - diluted. Therefore, it is not an adjustment to arrive at non-GAAP EPS attributable to common stockholders – diluted.
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
Free Cash Flow
We define free cash flow as cash flows provided by operating activities reduced by purchases of property and equipment that are included in cash flows used in investing activities. The following table presents a reconciliation of cash flows provided by operating activities, the most comparable GAAP financial measure, to free cash flow for each of the periods presented:

	For the Fiscal Year Ended
(in thousands)	August 3, 2019	July 28, 2018	July 29, 2017
Free cash flow reconciliation:
Cash flows provided by operating activities	$78,594	$72,178	$38,624
Deduct:
Purchases of property and equipment	(30,825)	(16,565)	(17,130)
Free cash flow	$47,769	$55,613	$21,494
Active Clients
We believe that the number of active clients is a key indicator of our growth and the overall health of our business. We define an active client as a client who checked out a Fix or was shipped an item using our new direct-buy functionality in the preceding 12-month period (52 weeks), measured as of the last day of that period. A client checks out a Fix when she indicates what items she is keeping through our mobile application or on our website. We consider each Men’s, Women’s, or Kids account as a client, even if they share the same household. We had 3,236,000 and 2,742,000 active clients as of August 3, 2019, and July 28, 2018, respectively, representing year-over-year growth of 18.0%.
Factors Affecting Our Performance
Client Acquisition and Engagement
To grow our business, we must continue to acquire clients and successfully engage them. We believe that implementing broad-based marketing strategies that increase our brand awareness has the potential to strengthen Stitch Fix as a prominent consumer brand, help us acquire new clients and drive revenue growth. As our business has achieved a greater scale and we are able to support a large and growing client base, we have increased our investments in marketing to take advantage of more marketing channels to efficiently acquire clients. For example, we continue to increase our advertising spend, from $102.1 million for the fiscal year ended July 28, 2018, to $152.1 million for the fiscal year ended August 3, 2019, to support the growth of our business. We expect to continue to make significant marketing investments to grow our business, such as our integrated brand campaign launched in February 2019. We currently utilize both digital and offline channels to attract new visitors to our website or mobile app and subsequently convert them into clients. Our current marketing efforts include client referrals, affiliate programs, partnerships, display advertising, television, print, radio, video, content, direct mail, social media, email, mobile “push” communications, search engine optimization, and keyword search campaigns.
To successfully acquire clients and increase engagement, we must also continue to improve the diversity of our offering. These efforts may include broadening our brand partnerships and expanding into new categories, product types, price points, and geographies. For example, in July 2018 we launched Stitch Fix Kids, expanding our client and vendor base, and in May 2019 we launched our service in the UK, expanding our geographic scope.
Investment in our Operations and Infrastructure
To grow our client base and enhance our offering, we will incur additional expenses. We intend to leverage our data science and deep understanding of our clients’ needs to inform investments in operations and infrastructure. We anticipate that our expenses will increase as we continue to hire additional personnel and further advance our technological and data science capabilities. Moreover, we intend to make capital investments in our inventory, fulfillment centers and office space, and logistics infrastructure as we launch new categories, expand internationally, and drive operating efficiencies. We expect to increase our spending on these investments in the future and cannot be certain that these efforts will grow our client base or be cost-effective. However, we believe these strategies will yield positive returns in the long term.
Inventory Management
We leverage our data science to buy and manage our inventory, including merchandise assortment and fulfillment center optimization. To ensure sufficient availability of merchandise, we generally enter into purchase orders well in advance and frequently before apparel trends are confirmed by client purchases. As a result, we are vulnerable to demand and pricing shifts and availability of merchandise at time of purchase. We incur inventory write-offs and changes in inventory reserves that impact our gross margins. Because our merchandise assortment directly correlates to client success, we may at times optimize our inventory to prioritize long-term client success over short-term gross margin impact. Moreover, our inventory investments will fluctuate with the needs of our business. For example, entering new locations such as the UK, launching new categories such as Stitch Fix Kids, introducing direct-buy offerings such as Shop New Colors, or adding new fulfillment centers will all require additional investments in inventory.
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
While changes in our merchandise mix have not caused significant fluctuations in our gross margin to date, categories, brands, product types, and price points do have a range of margin profiles. For example, our Exclusive Brands have generally contributed higher margins, shoes have generally contributed lower margins, and newer categories, such as Kids, tend to initially have lower margins. Shifts in merchandise mix driven by client demand may result in fluctuations in our gross margin from period to period.
Components of Results of Operations
Revenue
We generate revenue from the sale of merchandise. We charge a nonrefundable upfront fee, referred to as a “styling fee,” that is credited towards any merchandise purchased in the Fix. We deduct discounts, sales tax, and estimated refunds to arrive at net revenue, which we refer to as revenue throughout the report. We offer Style Pass to provide select U.S. clients with an alternative to paying a styling fee per Fix. Style Pass clients pay a nonrefundable annual fee for unlimited styling that is credited towards merchandise purchases. To a lesser extent, we also recognize revenue resulting from direct purchases and estimated breakage income on gift cards. We expect our revenue to increase in absolute dollars as we grow our business, although our revenue growth rate may slow in future periods.
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
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses consist primarily of compensation and benefits costs, including stock-based compensation expense, for our employees including our stylists, fulfillment center operations, data analytics, merchandising, engineering, marketing, client experience, and corporate personnel. Selling, general, and administrative expenses also include marketing and advertising costs, third-party logistics costs, facility costs for our fulfillment centers and offices, professional service fees, information technology costs, and depreciation and amortization expense. We expect our selling, general, and administrative expenses to increase in absolute dollars and to fluctuate as a percentage of revenue due to the anticipated growth of our business, increased marketing investments, and additional costs associated with being a public company. Our classification of selling, general, and administrative expenses may vary from other companies in our industry and may not be comparable.
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
Interest Income
Interest income is generated from our cash, cash equivalents, and investments in available-for-sale securities.
Provision for Income Taxes
Our provision for income taxes consists of an estimate of federal, state, and international income taxes based on enacted federal, state, and international tax rates, as adjusted for allowable credits, deductions, and uncertain tax positions.
Results of Operations
Comparison of the Fiscal Years Ended August 3, 2019, July 28, 2018, and July 29, 2017
The following table sets forth our results of operations for the periods indicated:

	For the Fiscal Year Ended			2019 vs. 2018	2018 vs. 2017
(in thousands)	August 3, 2019 (1)	July 28, 2018	July 29, 2017	% Change	% Change
Revenue, net	$1,577,558	$1,226,505	$977,139	28.6%	25.5%
Cost of goods sold	874,429	690,483	542,718	26.6%	27.2%
Gross profit	703,129	536,022	434,421	31.2%	23.4%
Selling, general and administrative expenses	679,634	492,998	402,781	37.9%	22.4%
Operating income	23,495	43,024	31,640	(45.4)%	36.0%
Remeasurement of preferred stock warrant liability	—	(10,685)	18,881	(100.0)%	(156.6)%
Interest income	(5,791)	(904)	(42)	*	*
Other income, net	(1,535)	(100)	—	*	100.0%
Income before income taxes	30,821	54,713	12,801	(43.7)%	327.4%
Provision (benefit) for income taxes	(6,060)	9,813	13,395	(161.8)%	(26.7)%
Net income (loss)	$36,881	$44,900	$(594)	(17.9)%	*

(1) Fiscal 2019 was a 53-week year. Fiscal 2018 and 2017 included 52 weeks.
* Not meaningful

The following table sets forth the components of our results of operations as a percentage of revenue:

	For the Fiscal Year Ended
	August 3, 2019	July 28, 2018	July 29, 2017
Revenue, net	100.0%	100.0%	100.0%
Cost of goods sold	55.4%	56.3%	55.5%
Gross margin	44.6%	43.7%	44.5%
Selling, general and administrative expenses	43.1%	40.2%	41.2%
Operating income	1.5%	3.5%	3.3%
Remeasurement of preferred stock warrant liability	—%	(0.9)%	1.9%
Interest income	(0.4)%	(0.1)%	—%
Other income, net	(0.1)%	—%	—%
Income before income taxes	2.0%	4.5%	1.4%
Provision (benefit) for income taxes	(0.3)%	0.8%	1.4%
Net income (loss)	2.3%	3.7%	—%
Revenue and Gross Margin
Revenue in the fiscal year ended August 3, 2019, which included a 53rd week, increased by $351.1 million, or 28.6%, from revenue in the fiscal year ended July 28, 2018. The increase in revenue was primarily attributable to a 18.0% increase in active clients from July 28, 2018, to August 3, 2019, which drove increased sales of merchandise, and an increase in revenue per active client.
Gross margin for the fiscal year ended August 3, 2019, increased by 0.9% compared with the fiscal year ended July 28, 2018. The increase was primarily attributable to a decrease in clearance expense due to improved inventory management and a reduction in shrink expense.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses in the fiscal year ended August 3, 2019, which included a 53rd week, increased by $186.6 million during the fiscal year ended August 3, 2019, compared with the fiscal year ended July 28, 2018. As a percentage of revenue, selling, general, and administrative expenses increased to 43.1% for the fiscal year ended August 3, 2019, compared with 40.2% for the fiscal year ended July 28, 2018. The increase was primarily related to higher compensation and benefits expense and stock-based compensation expense due to increased headcount as we continue to invest in technology talent, higher advertising spend year over year, primarily due to the launch of our integrated brand campaign in February 2019, and investments related to our UK launch.
Remeasurement of Preferred Stock Warrant Liability
Prior to our IPO, the change in the preferred stock warrant liability was due to a change in the underlying fair value of our preferred stock. In November 2017, in connection with our IPO, the preferred stock warrants were automatically exercised into shares of Class B common stock and the preferred stock warrant liability was reclassified to additional paid-in capital.
Provision for Income Taxes
The following table summarizes our effective tax rate from income for the periods presented:

	For the Fiscal Year Ended
(in thousands)	August 3, 2019	July 28, 2018	July 29, 2017
Income before income taxes	$30,821	$54,713	$12,801
Provision (benefit) for income taxes	(6,060)	9,813	13,395
Effective tax rate	(19.7)%	17.9%	104.6%
We are subject to income taxes in the United States and the UK. Our effective tax rate and provision for income taxes decreased from the fiscal year ended July 28, 2018, to the fiscal year ended August 3, 2019, primarily due to increased excess tax benefits from stock-based compensation, additional qualified activities for U.S. and California research and development tax credits, and the prior year Tax Act remeasurement of deferred tax assets that was not in effect for the current year..

Quarterly Results of Operations
The following tables set forth our unaudited quarterly consolidated statements of operations for each of the quarters indicated. The information for each quarter has been prepared on a basis consistent with our audited consolidated financial statements included in this Annual Report and reflect, in the opinion of management, all adjustments of a normal, recurring nature that are necessary for a fair presentation of the financial information contained in those statements. Our historical results are not necessarily indicative of the results that may be expected for the full year or any other period in the future. The fiscal year ended August 3, 2019, includes the impact of an additional week compared to the prior fiscal year, which occurred in the fourth quarter of 2019. The following quarterly financial information should be read in conjunction with our audited consolidated financial statements and related notes included in this Annual Report.

	Quarter Ended
(in thousands, except per share data)	August 3, 2019	April 27, 2019	January 26, 2019	October 27, 2018	July 28, 2018	April 28, 2018	January 27, 2018	October 28, 2017
Revenue, net	$432,149	$408,893	$370,280	$366,236	$318,295	$316,741	$295,906	$295,563
Cost of goods sold	241,785	224,445	207,131	201,068	176,877	178,535	168,523	166,548
Gross profit	190,364	184,448	163,149	165,168	141,418	138,206	127,383	129,015
Selling, general and administrative expenses	188,610	189,015	147,738	154,271	133,302	128,454	111,771	119,471
Operating income	1,754	(4,567)	15,411	10,897	8,116	9,752	15,612	9,544
Remeasurement of preferred stock warrant liability	—	—	—	—	—	—	(1,614)	(9,071)
Interest income	(1,759)	(1,463)	(1,170)	(1,399)	(757)	(209)	(18)	(17)
Other income, net	(571)	(391)	(453)	(120)	(3)	—	—	—
Income (loss) before income taxes	4,084	(2,713)	17,034	12,416	8,876	9,961	17,244	18,632
Provision (benefit) for income taxes	(3,095)	(9,761)	5,058	1,738	(9,408)	474	13,603	5,144
Net income	$7,179	$7,048	$11,976	$10,678	$18,284	$9,487	$3,641	$13,488
Net income attributable to common stockholders:
Basic	$7,179	$7,048	$11,968	$10,664	$18,244	$9,458	$3,036	$3,915
Diluted	$7,179	$7,048	$11,968	$10,665	$18,246	$9,459	$1,653	$1,347
Earnings per share attributable to common stockholders:
Basic	$0.07	$0.07	$0.12	$0.11	$0.19	$0.10	$0.04	$0.15
Diluted	$0.07	$0.07	$0.12	$0.10	$0.18	$0.09	$0.02	$0.04
Weighted-average shares used to compute earnings per share attributable to common stockholders:
Basic	101,111,138	100,301,078	99,590,187	98,965,274	98,019,577	97,055,573	82,439,531	26,329,495
Diluted	104,190,711	103,615,159	102,817,838	104,539,452	102,782,006	101,847,521	87,954,656	33,262,082

Liquidity and Capital Resources
Sources of Liquidity
Our principal sources of liquidity since inception have been our cash flows from operations, as well as the net proceeds we received through private sales of equity securities and our IPO. We have had positive and growing cash flows from operations since 2014. As of August 3, 2019, we had raised an aggregate of $169.6 million of equity capital including proceeds from our IPO. We had $170.9 million of cash and cash equivalents and investments of $196.6 million as of August 3, 2019.  Our investment balance includes $143.3 million of short-term investments with contractual maturities of 12 months or less as of August 3, 2019.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated and our cash and working capital balances as of the end of the period (in thousands):

	For the Fiscal Year Ended
(in thousands)	August 3, 2019	July 28, 2018	July 29, 2017
Net cash provided by operating activities	$78,594	$72,178	$38,624
Net cash used in investing activities	(225,184)	(16,565)	(17,130)
Net cash provided by (used in) financing activities	6,945	134,795	(3,028)
Net increase (decrease) in cash and restricted cash	$(139,645)	$190,408	$18,466
Cash provided by operating activities
During the fiscal year ended August 3, 2019, cash provided by operating activities was $78.6 million, which consisted of net income of $36.9 million, adjusted by non-cash charges of $49.5 million and a change of $7.8 million in our net operating assets and liabilities. The non-cash charges were largely driven by $35.3 million of stock-based compensation expense and $14.3 million of depreciation, amortization, and accretion, partially offset by a $8.2 million decrease in deferred tax expense. The change in our net operating assets and liabilities was primarily due to an increase of $41.2 million in our inventory balance due to increased inventory purchases to support our growth, substantially offset by an increase of $33.6 million in accrued expenses and account payable related to increased business activity.
During the fiscal year ended July 28, 2018, cash provided by operating activities was $72.2 million, which consisted of net income of $44.9 million, adjusted by non-cash charges of $23.9 million and a change of $3.4 million in our net operating assets and liabilities. The non-cash charges were largely driven by $15.4 million of stock-based compensation expense, $10.5 million of depreciation and amortization, and a $6.6 million increase in deferred tax expense primarily related to a remeasurement of our net deferred tax assets under the Tax Act, partially offset by $10.7 million related to the remeasurement of the preferred stock warrant liability. The change in our net operating assets and liabilities was primarily due to an increase of $35.5 million in accounts payable related to the increased business activity, substantially offset by an increase of $19.4 million in our inventory balance due to increased inventory purchases to support our growth.
Cash used in investing activities
During the fiscal year ended August 3, 2019, cash used in investing activities was $225.2 million, primarily related to our investment of $285.2 million in highly rated available-for-sale securities and $30.8 million in purchases of property and equipment, partially offset by maturities of available-for-sale securities of $80.3 million.
During the fiscal year ended July 28, 2018, cash used in investing activities was $16.6 million due to the purchase of property and equipment primarily related to the expansion of our fulfillment centers and offices as well as continued investment in our proprietary systems.
Cash provided by financing activities
During the fiscal year ended August 3, 2019, cash provided by financing activities was $6.9 million, which was primarily due to proceeds from the exercise of stock options, partially offset by tax withholding related to vesting of restricted stock units.
During the fiscal year ended July 28, 2018, cash provided by financing activities was $134.8 million, which was primarily due to the net proceeds from our IPO.

Contractual Obligations and Other Commitments
The following table summarizes our contractual obligations as of August 3, 2019:

		Payments Due by Period
(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating lease obligations	$179,790	$27,018	$53,131	$42,954	$56,687
Purchase obligations (1)	215,214	215,214	—	—	—
Unrecognized tax benefits (2)	—	—	—	—	—
Total	$395,004	$242,232	$53,131	$42,954	$56,687

(1) Represents estimated open purchase orders to purchase inventory in the normal course of business.
(2) Due to the uncertainty with respect to the timing of future cash flows associated with our $11.0 million of unrecognized tax benefits at August 3, 2019, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, the related balances have not been included in the table above.
Off-Balance Sheet Arrangements
We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with GAAP. The preparation of our financial statements requires us to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. The critical accounting policies, estimates, and judgments that we believe to have the most significant impacts to our consolidated financial statements are described below.
Inventory
Inventory consists of finished goods, which are recorded at the lower of cost or net realizable value using the specific identification method. We establish a reserve for excess and slow-moving inventory we expect to write off based on historical trends. In addition, we estimate and accrue shrinkage as a percentage of inventory out to the client and damaged items at 100% of cost. Inventory shrinkage and damage estimates are made to reduce the inventory value for lost, stolen, or damaged items. If actual experience differs significantly from our estimates, our operating results could be adversely affected.
Stock-Based Compensation
We grant stock options to our employees, consultants, and members of our board of directors and recognize stock-based compensation expense based on the fair value of stock options at grant date. We estimate the fair value of stock options using the Black-Scholes option-pricing model. This model requires us to use certain estimates and assumptions such as:

•	Expected volatility of our common stock-based on the volatility of comparable publicly traded companies;

•
Expected term of our stock options—as we do not have sufficient historical experience for determining the expected term of the stock option awards granted, we base our expected term on the simplified method, generally calculated as the mid-point between the vesting date and the end of the contractual term;

•	Expected dividend yield—as we have not paid and do not anticipate paying dividends on our common stock, our expected dividend yield is 0%; and

•	Risk-free interest rates-based on the U.S. Treasury zero coupon notes in effect at the grant date with maturities equal to the expected terms of the options granted.
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
Income Taxes
We are subject to income taxes in the United States and the UK. We compute our provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled.
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
Revenue Recognition
While our revenue recognition does not involve significant judgment, it represents an important accounting policy. Revenue is recognized net of sales taxes, discounts, and estimated refunds. For a Fix, we generate revenue when clients purchase merchandise, at which point we apply the nonrefundable upfront styling fee against the price of merchandise purchased. If none of the items within the Fix are purchased, we recognize the nonrefundable upfront styling fee as revenue at that time. For Style Pass clients, we recognize revenue at the earlier of the time the annual Style Pass fee is applied against the price of merchandise purchased or the expiry of the annual period. For a direct buy, we generate revenue when the item is shipped to the client. If a client would like to exchange an item, we recognize revenue at the time the exchanged item is shipped, which coincides with the transfer of control to the customer. Sales tax collected from clients is not considered revenue and is included in accrued liabilities until remitted to the taxing authorities. Discounts are recorded as a reduction to revenue when merchandise is purchased. We record a refund reserve based on our historical refund patterns.
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
Recent Accounting Pronouncements
For recent accounting pronouncements, please see “Significant Accounting Policies” in Note 2 of the Notes to Consolidated Financial Statements included in this Annual Report.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are primarily exposed to market risks through interest rate risk on our investments. As of August 3, 2019, we had $196.6 million in highly rated investments accounted for as available-for-sale securities, which are presented on our balance sheet at their fair market value. These interest-earning instruments carry a degree of interest rate risk; however, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.
Foreign Currency Risk
As of August 3, 2019, our revenue was earned in U.S. dollars and British pound sterling. Our expansion into the UK exposes us to fluctuations in foreign currency exchange rates on our operating expenses. Fluctuations in foreign currency exchange rates may also result in transaction gains or losses on transactions in currencies other than the U.S. dollar or British pound sterling. For the fiscal year ended August 3, 2019, a hypothetical 10% increase or decrease in current exchange rates would not have had a material impact on our consolidated financial results.

Item 8. Financial Statements and Supplementary Data.

STITCH FIX, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Stitch Fix, Inc.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Stitch Fix, Inc. and subsidiaries (the “Company”) as of August 3, 2019 and July 28, 2018, the related consolidated statements of operations and comprehensive income (loss), convertible preferred stock and stockholders' equity, and cash flow for each of the fiscal years ended August 3, 2019, July 28, 2018, and July 29, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 3, 2019 and July 28, 2018, and the results of its operations and its cash flow for each of the fiscal years ended August 3, 2019, July 28, 2018, and July 29, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of August 3, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated October 2, 2019 expressed an adverse opinion on the Company's internal control over financial reporting because of material weaknesses.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Inventory - Excess and Slow-Moving Inventory Reserve - Refer to Note 2 to the financial statements
Critical Audit Matter Description
The Company establishes an inventory reserve, which includes a reserve for excess and slow-moving inventory on hand that is expected to be written-off or otherwise disposed of at a future date. The Company’s estimate of the appropriate amount of the excess and slow-moving inventory reserve utilizes certain inputs and involves judgment. Such inputs include data associated with historic trends, historic inventory write-off activity, and the on-hand inventory aging distribution. The calculation and analysis of historic trend data, historic write-off activity, and the application of this analysis to on-hand inventory involves complex calculations. The excess and slow-moving inventory reserve at August 3, 2019 totaled $18 million. Net inventory at August 3, 2019 totaled $118 million.
We identified the inventory reserve as a critical audit matter because of the significant estimates and assumptions management makes to estimate the excess and slow-moving inventory reserve, especially considering the introduction of newer product lines and changes in the inventory management process. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the methodology and the reasonableness of related assumptions, as well as the inputs and related calculations related to historic inventory trends, historic inventory write-off activity, and the on-hand inventory aging distribution.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the excess and slow-moving inventory reserve included the following, among others:

•	We evaluated the appropriateness of specified inputs supporting management’s estimate, including the age of on-hand inventory items, historic inventory trends, and historic write-off activity.

•	We evaluated the appropriateness and consistency of management’s methods and assumptions used in developing their estimate of the excess and slow-moving inventory reserve, which included consideration of reserve trends by merchandise category and the impact of changes in inventory management processes on the estimate.

•
We developed an independent expectation of the excess and slow-moving inventory reserve using historic inventory activity and compared our independent expectation to the amount recorded in the financial statements.

•
We compared actual write-off activity in the current year to the excess and slow-moving reserve estimated by the Company in the prior year to evaluate management’s ability to accurately estimate the reserve.

•	We looked for indications that the reserve for excess and slow-moving inventory may be understated by evaluating write-off activity of inventory subsequent to August 3, 2019.
Impact on Financial Statements of Material Weaknesses in Internal Control Over Reporting - Refer to Management’s Report on Internal Control Over Financial Reporting
Critical Audit Matter Description
As discussed in Management’s Report on Internal Control Over Financial Reporting, the Company identified a material weakness in their internal control over financial reporting associated with certain outsourced Information Technology (IT) service providers, and related material weaknesses in the components of Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) related to control activities and monitoring. These material weaknesses impact the Company’s controls over IT systems and business processes and affect substantially all financial statement account balances and disclosures; and result in a critical audit matter that required us to increase the extent of our audit effort, including the need to modify the nature and extent of audit evidence obtained.
How the Critical Audit Matter Was Addressed in the Audit
As a result of the material weaknesses, in performing our audit procedures we lowered the threshold for investigating differences between recorded amounts and independent expectations developed by us that we would have otherwise used, and increased the number of selections we would have otherwise made if the Company’s controls were designed and operating effectively. In addition, we utilized original source documents for audit evidence, rather than system reports or other information generated by the Company’s IT systems. Specific to inventory, we performed procedures to test existence at August 3, 2019, rather than relying on management’s cycle count controls.

/s/ Deloitte & Touche LLP

San Francisco, California

October 2, 2019

We have served as the Company’s auditor since 2014.

Stitch Fix, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	August 3, 2019	July 28, 2018
Assets
Current assets:
Cash and cash equivalents	$170,932	$297,516
Restricted cash	—	250
Short-term investments	143,276	—
Inventory, net	118,216	85,092
Prepaid expenses and other current assets	49,980	34,148
Total current assets	482,404	417,006
Long-term investments	53,372	—
Property and equipment, net	54,888	34,169
Deferred tax assets	22,175	14,107
Restricted cash, net of current portion	—	12,600
Other long-term assets	3,227	3,703
Total assets	$616,066	$481,585
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$90,883	$79,782
Accrued liabilities	69,734	43,037
Gift card liability	7,233	6,814
Deferred revenue	11,997	8,870
Other current liabilities	2,784	3,729
Total current liabilities	182,631	142,232
Deferred rent, net of current portion	24,439	15,288
Other long-term liabilities	12,996	8,993
Total liabilities	220,066	166,513
Commitments and contingencies (Note 7)
Stockholders’ equity:
Class A common stock, $0.00002 par value – 2,000,000,000 shares authorized as of August 3, 2019, and July 28, 2018; 54,551,240 and 35,756,628 shares issued and outstanding as of August 3, 2019, and July 28, 2018, respectively	1	1
Class B common stock, $0.00002 par value – 100,000,000 shares authorized as of August 3, 2019, and July 28, 2018; 46,846,240 and 63,043,233 shares issued and outstanding as of August 3, 2019, and July 28, 2018, respectively	1	1
Additional paid-in capital	279,511	235,312
Accumulated other comprehensive income	(187)	—
Retained earnings	116,674	79,758
Total stockholders’ equity	396,000	315,072
Total liabilities and stockholders’ equity	$616,066	$481,585

The accompanying notes are an integral part of these consolidated financial statements.

Stitch Fix, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except share and per share amounts)

	For the Fiscal Year Ended
	August 3, 2019	July 28, 2018	July 29, 2017
Revenue, net	$1,577,558	$1,226,505	$977,139
Cost of goods sold	874,429	690,483	542,718
Gross profit	703,129	536,022	434,421
Selling, general, and administrative expenses	679,634	492,998	402,781
Operating income	23,495	43,024	31,640
Remeasurement of preferred stock warrant liability	—	(10,685)	18,881
Interest income	(5,791)	(904)	(42)
Other income, net	(1,535)	(100)	—
Income before income taxes	30,821	54,713	12,801
Provision for income taxes	(6,060)	9,813	13,395
Net income (loss)	$36,881	$44,900	$(594)
Other comprehensive income (loss):
Change in unrealized gain on available-for-sale securities, net of tax	391	—	—
Foreign currency translation	(578)	—	—
Total other comprehensive income (loss), net of tax	(187)	—	—
Comprehensive income (loss)	$36,694	$44,900	$(594)
Net income (loss) attributable to common stockholders:
Basic	$36,863	$35,541	$(594)
Diluted	$36,864	$27,285	$(594)
Earnings (loss) per share attributable to common stockholders:
Basic	$0.37	$0.47	$(0.02)
Diluted	$0.36	$0.34	$(0.02)
Weighted-average shares used to compute earnings per share attributable to common stockholders:
Basic	100,013,462	75,947,759	24,973,931
Diluted	103,653,626	81,288,418	24,973,931

The accompanying notes are an integral part of these consolidated financial statements.

Stitch Fix, Inc.
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity
(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of July 30, 2016	59,511,055	$42,222	25,873,434	$—	$10,938	$—	$39,009	$49,947
Compensation expense related to certain stock sales by current and former employees	—	—	—	—	9,699	—	—	9,699
Issuance of common stock upon exercise of stock options, net of amount related to early exercised options of $642	—	—	1,462,434	—	1,704	—	—	1,704
Vesting of early exercised options	—	—	—	1	890	—	—	891
Repurchase of common stock	—	—	(501,333)	—	—	—	(3,557)	(3,557)
Stock-based compensation	—	—	—	—	3,709	—	—	3,709
Excess tax benefit related to stock-based compensation	—	—	—	—	62	—	—	62
Net income	—	—	—	—	—	—	(594)	(594)
Balance as of July 29, 2017	59,511,055	$42,222	26,834,535	$1	$27,002	$—	$34,858	$61,861
Issuance of Class A common stock upon initial public offering, net of offering costs	—	—	9,175,557	—	127,033	—	—	127,033
Issuance of Class B common stock upon conversion of convertible preferred stock	(59,511,055)	(42,222)	59,511,055	1	42,221	—	—	42,222
Reclassification of warrant liability to additional paid-in capital upon the initial public offering	—	—	1,066,225	—	15,994	—	—	15,994
Issuance of Class B common stock upon exercise of stock options	—	—	2,192,430	—	6,384	—	—	6,384
Issuance of Class A common stock upon settlement of restricted stock units, net of tax withholdings	—	—	39,538	—	(596)	—	—	(596)
Repurchase of Class B common stock related to early exercised options	—	—	(19,479)	—	—	—	—	—
Vesting of early exercised options	—	—	—	—	988	—	—	988
Stock-based compensation	—	—	—	—	16,286	—	—	16,286
Net income	—	—	—	—	—	—	44,900	44,900
Balance as of July 28, 2018	—	$—	98,799,861	$2	$235,312	$—	79,758	$315,072
Cumulative effect of adopting accounting standards(1)	—	—	—	—	—	—	35	35
Issuance of common stock upon exercise of stock options	—	—	2,200,393	—	13,693	—	—	13,693
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	—	—	397,226	—	(6,748)	—	—	(6,748)
Vesting of early exercised options	—	—	—	—	209	—	—	209
Stock-based compensation	—	—	—	—	37,045	—	—	37,045
Net income	—	—	—	—	—	—	36,881	36,881
Other comprehensive income, net of tax	—	—	—	—	—	(187)	—	(187)
Balance as of August 3, 2019	—	$—	101,397,480	$2	$279,511	$(187)	$116,674	$396,000

(1) See Note 2, Summary of Significant Accounting Policies, of the Notes to the Condensed Consolidated Financial Statements for more details on the cumulative effect of adopting accounting standards.

The accompanying notes are an integral part of these consolidated financial statements.

Stitch Fix, Inc.
Consolidated Statements of Cash Flow
(In thousands)

	For the Fiscal Year Ended
	August 3, 2019	July 28, 2018	July 29, 2017
Cash Flows from Operating Activities
Net income	$36,881	$44,900	$(594)
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(8,203)	6,588	(6,728)
Remeasurement of preferred stock warrant liability	—	(10,685)	18,881
Inventory reserves	7,974	1,916	3,591
Compensation expense related to certain stock sales by current and former employees	—	—	9,699
Stock-based compensation expense	35,256	15,403	3,545
Excess tax benefit related to stock-based compensation expense	—	—	(62)
Depreciation, amortization, and accretion	14,331	10,542	7,655
Loss on disposal of property and equipment	148	155	—
Change in operating assets and liabilities:
Inventory	(41,233)	(19,416)	(26,375)
Prepaid expenses and other assets	(16,831)	(17,307)	(7,596)
Accounts payable	10,774	35,502	7,841
Accrued liabilities	22,856	(3,595)	17,748
Deferred revenue	3,325	1,720	2,719
Gift card liability	825	1,624	1,993
Other liabilities	12,491	4,831	6,307
Net cash provided by operating activities	78,594	72,178	38,624
Cash Flows from Investing Activities
Purchases of property and equipment	(30,825)	(16,565)	(17,130)
Purchases of securities available-for-sale	(285,205)	—	—
Sales of securities available-for-sale	10,596	—	—
Maturities of securities available-for-sale	80,250	—	—
Net cash used in investing activities	(225,184)	(16,565)	(17,130)
Cash Flows from Financing Activities
Proceeds from initial public offering, net of underwriting discounts paid	—	129,046	—
Proceeds from the exercise of stock options, net	13,693	6,384	2,346
Payments for tax withholding related to vesting of restricted stock units	(6,748)	(596)	—
Excess tax benefit related to stock-based compensation expense	—	—	62
Repurchase of Class B common stock related to early exercised options	—	(39)	(3,557)
Payment of deferred offering costs	—	—	(1,879)
Net cash provided by (used in) financing activities	6,945	134,795	(3,028)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(139,645)	190,408	18,466
Effect of exchange rate changes on cash	211	—	—
Cash, cash equivalents, and restricted cash at beginning of period	310,366	119,958	101,492
Cash, cash equivalents, and restricted cash at end of period	$170,932	$310,366	$119,958
Components of Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents	$170,932	$297,516	$110,608
Restricted cash – current portion	—	250	250
Restricted cash – long-term portion	—	12,600	9,100
Total cash, cash equivalents, and restricted cash	$170,932	$310,366	$119,958
Supplemental Disclosure
Cash paid for income taxes	$966	10,071	28,023
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$5,272	$795	$111
Capitalized stock-based compensation	$1,789	$883	$164
Vesting of early exercised options	$209	$988	$891
Conversion of preferred stock upon initial public offering	$—	$42,222	$—
Reclassification of preferred stock warrant liability upon initial public offering	$—	$15,994	$—
Deferred offering costs included in accrued liabilities	$—	$—	$508
Deferred offering costs paid in prior year	$—	$1,879	$—

The accompanying notes are an integral part of these consolidated financial statements.

STITCH FIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business
Stitch Fix, Inc. (“we,” “our,” “us,” or “the Company”) delivers one-to-one personalization to our clients through the combination of data science and human judgment. Our stylists hand select items from a broad range of merchandise. Stylists pair their own judgment with our analysis of client and merchandise data to provide a personalized shipment of apparel, shoes, and accessories suited to each client’s needs. We call each of these unique shipments a Fix. After receiving a Fix, our clients purchase the items they want to keep and return the other items. We are incorporated in Delaware and have operations in the United States and the UK.
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
Our fiscal year is a 52-week or 53-week period ending on the Saturday closest to July 31. The fiscal year ended August 3, 2019 (“2019”), consisted of 53 weeks, and the fiscal years ended July 28, 2018 (“2018”), and July 29, 2017 (“2017”), consisted of 52 weeks.
Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.
Segment Information
We have one operating segment and one reportable segment as our chief operating decision maker, who is our Chief Executive Officer, reviews financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in our consolidated financial statements and accompanying footnotes. Significant estimates and assumptions are used for inventory, stock-based compensation expense, income taxes, and revenue recognition. Actual results could differ from those estimates and such differences may be material to the consolidated financial statements.
Cash and Cash Equivalents
Cash consists of bank deposits and amounts in transit from banks for client credit card and debit card transactions that will process in less than seven days. Cash equivalents consist of investments in short-term money market funds.
Restricted Cash
At July 28, 2018, restricted cash represented cash balances held in segregated accounts collateralizing letters of credit for our leased properties.

Investment Securities
The Company’s short-term and long-term investments have been classified and accounted for as available-for-sale securities. We determine the appropriate classification of our investments at the time of purchase and reevaluate the classification at each balance sheet date. Available-for-sale securities with maturities of 12 months or less are classified as short term and available-for-sale securities with maturities greater than 12 months are classified as long term. The Company’s available-for-sale securities are carried at fair value, with unrealized gains and losses, net of taxes, reported within accumulated other comprehensive income (“AOCI”) in stockholders’ equity, with the exception of unrealized losses believed to be other than temporary, which are reported in earnings in the current period, if applicable. The cost of securities sold is based upon the specific identification method.
Foreign Currency
The functional currency of our international subsidiary is the local currency. For that subsidiary, we translate assets and liabilities to U.S. dollars using period-end exchange rates, and average monthly exchange rates for revenues, costs, and expenses. We record translation gains and losses in AOCI as a component of stockholders’ equity. Net foreign exchange transaction gains and losses resulting from the conversion of the transaction currency to functional currency are recorded in other income, net in the consolidated statements of operations and comprehensive income.
Inventory, net
Inventory consists of finished goods which are recorded at the lower of cost or net realizable value using the specific identification method. The cost of inventory consists of merchandise costs and in-bound freight costs. We establish a reserve for excess and slow-moving inventory we expect to write off based on historical trends. In addition, we estimate and accrue shrinkage as a percentage of inventory out to the client and damaged items at 100% of cost. Inventory shrinkage and damage estimates are made to reduce the inventory value for lost, stolen, or damaged items.
The inventory reserve, which reduces inventory in our consolidated balance sheets, was $25.5 million and $17.6 million as of August 3, 2019, and July 28, 2018, respectively.
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

We capitalize eligible costs to develop our proprietary systems, website, and mobile app. Capitalization of such costs begins when the preliminary project stage is completed and it is probable that the project will be completed and the software will be used to perform the function intended. A subsequent addition, modification, or upgrade to internal-use software is capitalized to the extent that it enhances the software’s functionality or extends its useful life. Costs related to design or maintenance are expensed as incurred.
Deferred Offering Costs
Deferred offering costs, which consist of direct incremental legal, consulting, banking, and accounting fees relating to the IPO, were capitalized and offset against proceeds upon the consummation of the IPO, which became effective on November 21, 2017.
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
Revenue Recognition
We generate revenue primarily from the sale of merchandise in a Fix and, to a lesser extent, from direct purchases. Clients create an online account on our website or mobile app, complete a style profile, and order a Fix to be delivered on a specified date.
Each Fix represents an offer made by us to the client to purchase merchandise. The client is charged a nonrefundable upfront styling fee before the Fix is shipped. As an alternative to the styling fee, we offer select clients the option to purchase a Style Pass. Style Pass clients pay a nonrefundable annual fee for unlimited Fixes that is credited towards merchandise purchases. If the offer to purchase merchandise is accepted, we charge the client the order amount for the accepted merchandise, net of the upfront styling fee or Style Pass annual fee. For each Fix, acceptance occurs when the client checks out the merchandise on our website or mobile app. We offer a discount to clients who purchase all of the items in the Fix.
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
Revenue is recognized when control of the promised goods is transferred to the client. For a Fix, control is transferred when the client accepts or rejects the offer to purchase merchandise. Upon acceptance by purchasing one or more items within the Fix at checkout, the total amount of the order, including the upfront styling fee, is recognized as revenue. If none of the items within the Fix are accepted at checkout, the upfront styling fee is recognized as revenue at that time. The Style Pass annual fee is recognized at the earlier of (i) the time at which a client accepts and applies the Style Pass fee to an offer to purchase merchandise or (ii) upon expiry of the annual period. Under Style Pass arrangements, if a client does not accept any items within the Fix, the annual fee will continue to be deferred until it is applied to a future purchase or upon expiry of the annual period. For a direct buy, control is transferred when the item is shipped to the client. If a client would like to exchange an item, we recognize revenue at the time the exchanged item is shipped, which coincides with the transfer of control to the customer.
We deduct discounts, sales tax, and estimated refunds to arrive at net revenue. Sales tax collected from clients is not considered revenue and is included in accrued liabilities until remitted to the taxing authorities. All shipping and handling costs are accounted for as fulfillment costs in cost of goods sold and as selling, general, and administrative expense (“SG&A”), respectively, and are therefore not evaluated as a separate performance obligation. Discounts are recorded as a reduction to revenue when the order is accepted. We record a refund reserve based on our historical refund patterns. Our refund reserve, which is included in accrued liabilities in the consolidated balance sheets, was $3.1 million and $2.3 million as of August 3, 2019, and July 28, 2018, respectively.
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
We sell gift cards to clients and establish a liability based upon the face value of such gift cards. We reduce the liability and recognize revenue upon usage of the gift card. We recognize estimated gift card breakage revenue proportionately to customer usage of gift cards over the expected gift card usage period, subject to requirements to remit balances to governmental agencies. All commissions paid to third parties upon issuance of gift cards are recognized in SG&A as incurred, as on average, gift cards are used within a one-year period. Similarly, referral credits that are considered incremental costs of obtaining a contract with a customer are recognized in SG&A when issued, as on average, referral credits are used within a one-year period.

Contractual liabilities included in deferred revenue, gift card liability, and other current liabilities were $12.0 million, $7.2 million, and $1.6 million, respectively, at August 3, 2019, and $8.9 million, $6.8 million, and $2.7 million, respectively, at July 28, 2018. During the fiscal year ended August 3, 2019, the Company recognized $8.6 million, $2.8 million, and $0.7 million of net revenue included in deferred revenue, gift card liability, and other current liabilities, respectively, at July 28, 2018. All amounts presented as of July 28, 2018, are accounted for under Accounting Standards Codification (“ASC”) 605. All amounts presented as of August 3, 2019, include the transition impact of adopting ASC 606. See “Recently Adopted Accounting Pronouncements” below.
Deferred revenue related to upfront styling fees totaled $9.6 million as of August 3, 2019, and $7.6 million as of July 28, 2018. Deferred revenue related to Style Pass annual fees totaled $2.3 million as of August 3, 2019, and $1.1 million as of July 28, 2018. Deferred revenue related to exchanges totaled zero as of August 3, 2019, and $0.2 million as of July 28, 2018.
The Company expects deferred revenue for upfront styling fees and Style Pass annual fees to be recognized within one year. On average, gift card liability and other current liabilities are also recognized within one year.
Cost of Goods Sold
Cost of goods sold consists of the costs of merchandise, expenses for shipping to and from clients and inbound freight, inventory write-offs and changes in our inventory reserve, payment processing fees, and packaging material costs.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses consist primarily of compensation and benefits costs, including stock-based compensation expense, for our employees including our stylist, fulfillment center operations, data analytics, merchandising, engineering, client experience, marketing, and corporate personnel. Selling, general, and administrative expenses also include marketing and advertising, third-party logistics costs, facility costs for our fulfillment centers and offices, professional services fees, information technology, and depreciation and amortization.
Advertising Expenses
Costs associated with the production of advertising, such as writing, copy, printing, and other production costs are expensed as incurred. Costs associated with communicating advertising on television and radio are expensed the first time the advertisement is run. Online advertising costs are expensed as incurred. Advertising costs totaled $152.1 million, $102.1 million, and $70.5 million for 2019, 2018, and 2017, respectively, and are included within selling, general, and administrative expenses in the consolidated statements of operations.
Marketing Programs
We have a client referral program under which we issue credits for future purchases to clients when the referral results in a new client who has ordered a Fix. We record a liability at the time of issuing the credit and reduce the liability upon application of the credit to a client’s purchase. Our liability for client referral credits amounted to $1.6 million and $2.7 million as of August 3, 2019, and July 28, 2018, respectively. We also have an affiliate program under which we make cash payments to lifestyle or fashion bloggers or others who refer clients in high volumes. Amounts related to both of these programs are included within selling, general, and administrative expenses in the consolidated statements of operations.
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
Comprehensive Income (Loss)
Comprehensive income (loss) represents all changes in stockholders’ equity during a period from sources other than transactions with stockholders. For 2019, comprehensive income (loss) includes the net income (loss) for the period, the gain (loss) due to foreign currency translation, and the change in unrealized gain (loss) on available-for-sale securities. Our net income (loss) was equal to our comprehensive income (loss) for 2018 and 2017.
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
No client accounted for greater than 10% of total revenue, net for 2019, 2018, and 2017.
Recently Adopted Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amended the existing FASB Accounting Standards Codification. ASU 2014-09 establishes a principle for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services and also provides guidance on the recognition of costs related to obtaining and fulfilling customer contracts. The new guidance may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption (“modified retrospective method”).
We adopted the standard in the first quarter of fiscal 2019 under the modified retrospective approach. Under the new standard, we recognize estimated gift card breakage revenue proportionately to customer gift card usage over the expected gift card usage period rather than waiting until the likelihood of redemption becomes remote.  Further, we recognize revenue related to exchanges upon shipment by us, rather than upon receipt by the customer.  In the first quarter of 2019, the Company recorded a cumulative catch-up adjustment resulting in an increase to opening retained earnings, net of tax, of $0.4 million, comprised of the impact of $0.3 million from the change in revenue recognition related to gift cards and $0.1 million from the recognition of exchanges upon shipment. The impact to net revenue for the fiscal year ended August 3, 2019, was an increase of $1.4 million as a result of adopting the standard.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory (Topic 740) (“ASU 2016-16”), which amends existing guidance on the recognition of current and deferred income tax impacts for intra-entity asset transfers other than inventory. We adopted the standard in the first quarter of 2019 under the modified retrospective approach. As a result, a cumulative adjustment of $0.4 million, net of tax, was recorded to reduce opening retained earnings in connection with adoption of Topic 740.
Recently Issued Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to record most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. Presentation of leases within the consolidated statements of operations and comprehensive income and consolidated statements of cash flow will be generally consistent with current lease accounting guidance. However, this standard will result in a substantial increase in our long-term assets and liabilities on our consolidated balance sheet.
We will adopt this standard in the first quarter of the fiscal year ending August 1, 2020 (“2020”) on a modified retrospective basis through a cumulative-effect adjustment of zero to opening retained earnings in the period of adoption. We will also elect the package of practical expedients to leases that commenced before the effective date whereby we will elect to not reassess the following:

(i) whether any expired or existing contracts contain leases;
(ii) the lease classification for any expired or existing leases; and
(iii) initial direct costs for any existing leases.
Upon adoption of ASU 2016-02, we will not record right-of-use assets or lease liabilities for leases with an initial term of 12 months or less. Payments on those leases will be recognized on a straight-line basis through the consolidated statements of operations and comprehensive income over the lease term. We will also elect to combine lease and non-lease components on our leases into a single lease component. We expect to record approximately $130 million to $140 million in right-of-use assets and $155 million to $165 million in lease liabilities on our consolidated balance sheet upon adoption on August 4, 2019.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The standard requires entities to use a financial instrument impairment model based on expected losses, known as the current expected credit loss (“CECL”) model, rather than incurred losses. Under the new guidance, an entity recognizes an allowance for estimated credit losses upon recognition of the financial instrument. We expect to adopt this standard in our first fiscal quarter of 2021. We are currently evaluating the impact that this standard will have on our consolidated financial statements.
In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). Under this ASU, the accounting for awards issued to nonemployees will be similar to the accounting for employee awards. This includes allowing for the measurement of awards at the grant date and recognition of awards with performance conditions when those conditions are probable, both of which are earlier than under current guidance for nonemployee awards. We expect to adopt this standard in our first fiscal quarter of 2020. We are currently evaluating the impact that this standard will have on our consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (“ASU 2018-15”). The amendment aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This standard is effective beginning in our first fiscal quarter of 2021 on a prospective or retrospective basis, with early adoption permitted. We are currently evaluating the impact that this standard will have on our consolidated financial statements.
Recently Issued SEC Rules
In March 2019, the SEC amended its rules to modernize and simplify certain disclosure requirements in Regulation S-K and the related rules and forms. Among other things, the amendments (1) allow registrants to redact confidential information from most exhibits to their filings without filing a confidential treatment request; (2) allow registrants who present financial statements covering three years in their periodic reports to omit discussion of the earliest year from management's discussion and analysis if the discussion was included in a prior filing; (3) allow registrants to remove certain Properties and Risk Factors disclosures; and (4) require XBRL data tagging for items on the cover pages of certain filings, as well as the use of hyperlinks for information that is incorporated by reference and available on EDGAR. These provisions were effective and incorporated in this Annual Report on Form 10-K.

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
Our financial instruments consist of cash and cash equivalents, short-term and long-term investments, accounts payable, accrued liabilities, and, prior to our IPO, the preferred stock warrant liability. At August 3, 2019, and July 28, 2018, the carrying values of cash and cash equivalents, accounts payable, and accrued liabilities approximated fair value due to their short-term maturities. In November 2017, in connection with our IPO, all outstanding preferred stock warrants were automatically exercised into shares of Class B common stock. As a result, we remeasured and reclassified the preferred stock warrant liability to additional paid-in capital upon the closing of our IPO.

The following table sets forth the amortized cost, gross unrealized gains, gross unrealized losses and fair values of our short-term and long-term investments accounted for as available-for-sale securities as of August 3, 2019:

	August 3, 2019
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial Assets:
Investments:
U.S. Treasury securities	$49,807	$100	$—	$49,907
Commercial paper	29,761	—	—	29,761
Asset-backed securities	42,587	145	—	42,732
Corporate bonds	73,969	279	—	74,248
Total	$196,124	$524	$—	$196,648
The following table sets forth the fair value of available-for-sale securities by contractual maturity as of August 3, 2019:

	August 3, 2019
(in thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Financial Assets:
Investments:
U.S. Treasury securities	$44,772	$5,135	$—	$49,907
Commercial paper	29,761	—	—	29,761
Asset-backed securities	5,412	37,320	—	42,732
Corporate bonds	63,331	10,917	—	74,248
Total	$143,276	$53,372	$—	$196,648

The following table sets forth our cash equivalents, and short-term and long-term investments accounted for as available-for-sale securities that were measured at fair value on a recurring basis based on the fair value hierarchy as of August 3, 2019:

	August 3, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$6,427	$—	$—	$6,427
Commercial paper	—	11,970	—	11,970
Investments:
U.S. Treasury securities	49,907	—	—	49,907
Commercial paper	—	29,761	—	29,761
Asset-backed securities	—	42,732	—	42,732
Corporate bonds	—	74,248	—	74,248
Total	$56,334	$158,711	$—	$215,045

As of July 28, 2018, the Company did not have any financial instruments measured at fair value.
There were no transfers of financial assets or liabilities into or out of Level 1, Level 2, or Level 3 for the fiscal years ended August 3, 2019, and July 28, 2018.

The following table sets forth a summary of the changes in the fair value of the preferred stock warrant liability for the fiscal year ended July 28, 2018:

(in thousands)	For the Fiscal Year Ended July 28, 2018
Balance at July 29, 2017	$26,679
Change in fair value	(10,685)
Reclassification of warrant liability to additional paid-in capital upon the initial public offering	(15,994)
Balance at July 28, 2018	$—

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
See Note 6, Preferred Stock Warrant Liability, for more details on our preferred stock warrants.

4.	Property and Equipment, net
Property and equipment, net consisted of the following:

(in thousands)	August 3, 2019	July 28, 2018
Computer equipment	$3,647	$2,920
Office furniture and equipment	18,010	9,829
Leasehold improvements	27,967	16,091
Capitalized software	34,571	24,982
Construction in progress	1,381	356
Building and land	402	402
Total property and equipment	85,978	54,580
Less: accumulated depreciation and amortization	(31,090)	(20,411)
Property and equipment, net	$54,888	$34,169

Depreciation and amortization expense for 2019, 2018, and 2017 was $16.1 million, $10.5 million, and $7.7 million, respectively.

5.	Accrued Liabilities
Accrued liabilities consisted of the following:

(in thousands)	August 3, 2019	July 28, 2018
Compensation and related benefits	$9,494	$10,680
Advertising	12,922	10,456
Sales taxes	6,956	7,066
Shipping and freight	7,045	4,801
Accrued accounts payable	7,550	4,567
Inventory purchases	15,703	506
Other	10,064	4,961
Total accrued liabilities	$69,734	$43,037

6.	Preferred Stock Warrant Liability
In 2012 and 2013, in connection with financing arrangements, we issued warrants to purchase shares of our convertible preferred stock. For one of the financing arrangements, we issued warrants to purchase 375,230 shares of Series Seed convertible preferred stock at an exercise price of $0.1066 per share and 66,265 shares of Series A convertible preferred stock at an exercise price of $0.22636 per share. For the second financing arrangement, we issued warrants for the purchase of, at the warrant holder’s option, either (a) 624,730 shares of Series A-1 convertible preferred stock at an exercise price of $0.2401 per share or (b) 308,315 shares of Series B convertible preferred stock at an exercise price of $0.486516 per share. Prior to their automatic exercise in connection with the IPO, the warrants were exercisable for and expired ten years from the date of issuance. In November 2017, in connection with our IPO, the preferred stock warrants were automatically exercised into shares of Class B common stock and the preferred stock warrant liability was reclassified to additional paid-in capital.

7.	Commitments and Contingencies
Leases
We have entered into various lease arrangements for our corporate offices and fulfillment centers. Such leases generally have original lease terms between five and eight years. We had security deposits totaling $1.2 million and $1.3 million as of August 3, 2019, and July 28, 2018, respectively. We had unsecured letters of credit totaling $13.9 million as of August 3, 2019. We had secured letters of credit totaling $12.9 million as of July 28, 2018, which were collateralized by time deposits.
A schedule of the future minimum rental commitments under our non-cancelable operating lease agreements with an initial or remaining term in excess of one year as of August 3, 2019, is as follows:

(in thousands)	August 3, 2019
2020	$27,018
2021	27,680
2022	25,451
2023	23,258
2024	19,696
Thereafter	56,687
Total	$179,790

At one fulfillment center, the Company recognizes contingent rent in excess of its minimum lease payments. Contingent rental amounts are determined based on additional square footage utilized in excess of the Company’s contractual minimum commitments.
Total rent expense classified within selling, general, and administrative expenses in the consolidated statements of operations was $26.9 million, $18.2 million, and $16.6 million for 2019, 2018, and 2017, respectively.
Future minimum rental commitments as of August 3, 2019, have not been reduced by sublease rental income of $1.8 million due to the Company under non-cancelable subleases through fiscal 2021.
We entered into an amendment to our fulfillment center arrangement in Dallas effective February 20, 2019 (the “Amendment”). The Amendment increases our existing square footage at this location by approximately 174,000 square feet to approximately 490,000 square feet and extends the original lease term by approximately 18 months to June 2024. The arrangement is being accounted for as an operating lease with future minimum lease payments of approximately $10.0 million through June 2024.
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
On June 13, 2019, we entered into an amendment to our office lease in Austin, Texas. The amendment extends our existing lease for the current space through March 2025. The arrangement will continue to be accounted for as an operating lease with future minimum lease payments of approximately $6.7 million through March 2025.
On June 17, 2019, we entered into an agreement to lease approximately 925,000 square feet of space to be used as a fulfillment center in the Atlanta, Georgia, metropolitan area. The lease has a term of 86 months and will be accounted for as an operating lease with future minimum lease payments of approximately $23.5 million over the 86-month lease term.

Contingencies
We record a loss contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We also disclose material contingencies when we believe a loss is not probable but reasonably possible. Accounting for contingencies requires us to use judgment related to both the likelihood of a loss and the estimate of the amount or range of loss. Although we cannot predict with assurance the outcome of any litigation or tax matters, we do not believe there are currently any such actions that, if resolved unfavorably, would have a material impact on our operating results, financial position, or cash flows.
On October 11, 2018, October 26, 2018, November 16, 2018, and December 10, 2018, four putative class action lawsuits alleging violations of the federal securities laws were filed in the U.S. District Court for the Northern District of California, naming as defendants us and certain of our officers. The four lawsuits each make the same allegations of violations of the Securities Exchange Act of 1934, as amended, by us and our officers for allegedly making materially false and misleading statements regarding our active client growth and strategy with respect to television advertising between June 2018 and October 2018. The plaintiffs seek unspecified monetary damages and other relief. The four lawsuits have been consolidated and a lead plaintiff has been appointed. The lead plaintiff filed a consolidated amended complaint on September 18, 2019. The Company disputes these claims and intends to defend the matter vigorously. On December 12, 2018, a derivative action was filed against our directors in the same court, alleging the same violations of securities laws as alleged in the four putative class action lawsuits described above and breach of fiduciary duties. The derivative action has been stayed pending the outcome of the motion to dismiss in the related class action lawsuits.
On December 29, 2017, a lawsuit was filed by a holder of shares of our Class A common stock in the Court of Chancery of the State of Delaware, naming as defendants us and certain of our directors, as well as two other public companies and certain of their directors. The lawsuit sought a court determination that Article VI, Section E of our amended and restated certificate of incorporation, purporting to limit to federal court the forum in which a stockholder could bring a claim under the Securities Act of 1933, as amended (the “Securities Act”), and similar provisions in our co-defendants’ certificates of incorporation, were invalid. On December 19, 2018, the Chancery Court of the State of Delaware issued an opinion in Sciabacucchi v. Salzberg, invalidating our federal exclusive forum provision. We have appealed this decision to the Delaware Supreme Court.
Indemnifications
In the ordinary course of business, we may provide indemnifications of varying scope and terms to vendors, directors, officers, and other parties with respect to certain matters. We have not incurred any material costs as a result of such indemnifications and have not accrued any liabilities related to such obligations in our consolidated financial statements.

8.	Accumulated Other Comprehensive Income
The table below presents the changes in AOCI by component and the reclassifications out of AOCI:

	Changes in Accumulated Other Comprehensive Income
(in thousands)	Available-for-sale Securities	Foreign Currency Translation	Total
Balance at July 28, 2018	$—	$—	$—
Other comprehensive income (loss) before reclassifications(1)	391	(578)	(187)
Net change in AOCI	391	(578)	(187)
Balance at August 3, 2019	$391	$(578)	$(187)

 (1) The associated income tax effects for gains / losses on available-for-sale securities were $133.

9.	Stock-Based Compensation
2011 Equity Incentive Plan
In 2011, we adopted the 2011 Equity Incentive Plan (the “2011 Plan”). The 2011 Plan provided for the grant of stock-based awards to employees, directors, and nonemployees under terms and provisions established by the board of directors. As of July 29, 2017, the number of shares authorized for issuance under the 2011 Plan was 23,223,374, of which 2,023,424 were available for grant.
The 2011 Plan allowed for the grant of incentive stock options or nonqualified stock options as well as restricted stock units, restricted stock and stock appreciation rights. Only incentive and nonqualified stock options were granted under the 2011 Plan. Effective upon our IPO, the 2011 Plan was replaced by the 2017 Incentive Plan.

2017 Incentive Plan
In November 2017, our board of directors and stockholders adopted our 2017 Incentive Plan (the “2017 Plan”). The remaining shares available for issuance under the 2011 Plan became reserved for issuance under the 2017 Plan. The 2017 Plan provides for the grant of incentive stock options to employees, including employees of any parent or subsidiary, and for the grant of nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards, and other forms of stock awards to employees, directors, and consultants, including employees and consultants of our subsidiaries. Under the 2017 Plan, the number of shares available for issuance may be increased annually by an amount not to exceed 5% of the outstanding shares of our common stock as of the last day of the immediately preceding fiscal year. The Board of Directors approved an increase of 5,069,874 shares available for issuance under the 2017 Plan as of August 4, 2019. The number of shares authorized for issuance under the 2017 Plan was 17,137,824 as of August 3, 2019.
Employee stock options generally vest 25% on the first anniversary of the grant date with the remaining vesting ratably over the next three years. Options generally expire after 10 years.
The following table summarizes the shares available for grant under the 2017 Plan:

Shares Available for Grant
Balance – July 28, 2018	3,743,623
Authorized	—
Granted	(4,113,084)
Cancelled	1,502,719
Balance – August 3, 2019	1,133,258

Stock option activity under the 2011 Plan and 2017 Plan is as follows:

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in thousands)
Balance – July 28, 2018	9,052,160	$11.74	8.23	$160,856
Granted	1,090,890	24.77
Exercised	(2,198,655)	6.79
Cancelled	(874,270)	16.15
Balance – August 3, 2019	7,070,125	$14.48	7.72	$73,861
Options vested and exercisable - August 3, 2019	2,263,236	$9.48	6.77	$35,009
Options vested and expected to vest - August 3, 2019	6,450,028	$14.40	7.61	$69,652

The weighted-average grant date fair value of options granted during 2019, 2018, and 2017 was $11.60, $8.40, and $9.11 per share, respectively. The total grant date fair value of options that vested during 2019, 2018, and 2017 was $13.1 million, $8.5 million, and $2.6 million, respectively. The aggregate intrinsic value of options exercised during 2019, 2018, and 2017 was $49.1 million, $59.6 million, and $17.4 million, respectively. The aggregate intrinsic value of options exercised is the difference between the fair value of the underlying common stock on the date of exercise and the exercise price for in-the-money stock options.
Employee restricted stock units are granted under the 2017 Plan and generally vest 25% on the first anniversary of the grant date with the remaining vesting ratably over the next three years.

The following table summarizes the restricted stock unit (“RSU”) award activity under the 2017 Plan:

	Unvested RSUs
	Class A Common Stock	Weighted- Average Grant Date Fair Value
Unvested at July 28, 2018	2,432,326	$21.58
Granted	3,022,194	30.25
Vested	(397,226)	20.67
Forfeited	(628,449)	23.50
Unvested at August 3, 2019	4,428,845	$27.30

Stock-Based Compensation Expense
Stock-based compensation expense for options granted to employees was $35.2 million, $15.4 million, and $3.4 million for 2019, 2018, and 2017, respectively. Stock-based compensation expense for options granted to non-employees was less than $0.1 million in 2019 and 2018, and $0.2 million for 2017. The income tax benefit related to stock-based compensation was $8.9 million, $4.7 million, and $1.3 million for 2019, 2018, and 2017, respectively. Stock-based compensation expense is included in selling, general, and administrative expenses in our consolidated statements of operations.
As of August 3, 2019, the total unrecognized compensation expense related to unvested options and RSUs, net of estimated forfeitures, was $147.9 million, which we expect to recognize over an estimated weighted average period of 3.0 years.
In determining the fair value of the stock-based awards, we use the Black-Scholes option-pricing model and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment.
Fair Value of Common Stock - As of August 3, 2019, the fair value of the shares of common stock underlying our stock options has been determined based on market prices. Prior to our IPO on November 16, 2017, the fair value of the shares of common stock underlying our stock options was determined by the board of directors. As there was no public market for our common stock, the board of directors determined the fair value of the common stock on the stock option grant date by considering a number of objective and subjective factors, including third-party valuations of our common stock, sales of our common stock, operating and financial performance, the lack of marketability of our common stock and general macroeconomic conditions.
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
The fair value of stock options granted to employees was estimated at the grant date using the Black-Scholes option-pricing model with the following assumptions:

For the Fiscal Year Ended
	August 3, 2019	July 28, 2018	July 29, 2017
Expected term (in years)	5.1 - 6.5	5.4 - 6.6	5.1 - 7.7
Volatility	41.7 - 52.2%	41.4 - 43.5%	42.6 - 46.0%
Risk free interest rate	2.3 - 3.0%	1.9 - 3.0%	1.3 -2.3%
Dividend yield	—%	—%	—%

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
We did not issue any shares upon exercise of unvested stock options during 2019 and 2018. We issued 111,557 shares of common stock during 2017 upon exercise of unvested stock options. As of August 3, 2019, there were no shares of common stock subject to repurchase. As of July 28, 2018, and July 29, 2017 there were 160,417, and 702,144 shares of common stock, respectively, held by employees subject to repurchase at an aggregate price of $0.2 million, and $1.2 million, respectively.
Sales of Our Stock
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

10.	Income Taxes
The components of income (loss) before income taxes are as follows:

	For the Fiscal Year Ended
(in thousands)	August 3, 2019	July 28, 2018	July 29, 2017
Income (loss) before income taxes
United States	$31,657	$56,978	$12,801
Foreign	(836)	(2,265)	—
Total	$30,821	$54,713	$12,801

The components of the provision (benefit) for income tax expense are as follows:

	For the Fiscal Year Ended
(in thousands)	August 3, 2019	July 28, 2018	July 29, 2017
Current:
Federal	$(221)	$2,732	$17,027
State	2,431	493	3,096
Foreign	(67)	—	—
Total current	2,143	3,225	20,123
Deferred:
Federal	(5,464)	7,917	(6,009)
State	(2,667)	(1,329)	(719)
Foreign	(72)	—	—
Total deferred	(8,203)	6,588	(6,728)
Provision (benefit) for income taxes	$(6,060)	$9,813	$13,395

The reconciliation of our effective tax rate to the statutory federal rate is as follows:

	For the Fiscal Year Ended
(in thousands, except percentages)	August 3, 2019		July 28, 2018		July 29, 2017
Tax at federal statutory rate	$6,473	21.0%	$14,752	27.0%	$4,481	35.0%
State taxes, net of federal effect	(1,068)	(3.5)%	(755)	(1.4)%	1,270	9.9%
Remeasurement of preferred stock warrant liability	—	0.0%	(2,881)	(5.3)%	6,608	51.6%
Stock-based compensation	(7,114)	(23.1)%	(5,454)	(9.9)%	229	1.8%
Tax Act impact	—	0.0%	6,670	12.2%	—	0.0%
Research and development credits	(5,984)	(19.4)%	(2,146)	(3.9)%	—	0.0%
Uncertain tax positions	2,030	6.6%	2,846	5.1%	23	0.2%
Return to provision	(1,821)	(5.9)%	(3,891)	(7.1)%	—	0.0%
Meals and entertainment	765	2.5%	652	1.2%	1,188	9.3%
Other	659	2.1%	20	0.0%	(404)	(3.2)%
Effective tax rate	$(6,060)	(19.7)%	$9,813	17.9%	$13,395	104.6%

The components of net deferred tax assets are as follows:

(in thousands)	August 3, 2019	July 28, 2018	July 29, 2017
Deferred tax assets:
Inventory reserve and uniform capitalization	$11,696	$7,504	$13,378
Deferred rent	232	202	4,858
Accruals and reserves	6,623	8,274	6,215
Research and development credits	4,778	754	—
Stock-based compensation	6,195	2,210	308
Deferred revenue	713	739	616
Other	302	404	175
Gross deferred tax assets	30,539	20,087	25,550
Deferred tax liabilities:
Depreciation and amortization	(8,275)	(5,860)	(5,407)
Other	(89)	(120)	(152)
Gross deferred tax liabilities	(8,364)	(5,980)	(5,559)
Net deferred tax assets	$22,175	$14,107	$19,991

The Tax Cuts and Jobs Act (the “Tax Act”) was signed into law on December 22, 2017, and significantly changed previous U.S. tax laws, including a reduction of the corporate tax rate from 35% to 21%. For fiscal 2018, the change in the corporate tax rate resulted in a blended U.S. federal statutory rate for the Company of approximately 27%. Certain provisions of the Tax Act, including a provision to tax global intangible low-taxed income (GILTI) of foreign subsidiaries, were not effective for the Company until fiscal 2019. In accordance with U.S. GAAP, the Company has made an accounting policy election to treat taxes due under the GILTI provision as a current period expense. Implementation of the Tax Act required the Company to record an incremental tax expense due to remeasurement of net deferred tax assets in fiscal 2018, which increased our effective tax rate in fiscal 2018. The Company completed its analysis of the Tax Act in the second quarter of fiscal 2019 and no adjustments were made to the provisional amounts recorded.
Our effective tax rate and provision for income taxes decreased from the fiscal year ended July 28, 2018, to the fiscal year ended August 3, 2019, primarily due to increased excess tax benefits from stock-based compensation, additional qualified activities for U.S. and California research and development tax credits, and the prior year Tax Act remeasurement of deferred tax assets that was not in effect for the current year.
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
The Company considers all undistributed earnings of foreign subsidiaries indefinitely reinvested outside the United States.
We had state net operating loss carryforwards of $0.2 million for the year ended July 28, 2018. These losses were fully utilized in the year ended August 3, 2019. As of August 3, 2019, we had federal research and development tax credit carryforwards of $3.5 million, which are set to expire in 2039. As of August 3, 2019, and July 28, 2018, we had California research and development tax credit carryforwards of $5.2 million and $1.5 million, respectively, which are not subject to expiration.
Uncertain Tax Positions
A reconciliation of our unrecognized tax benefits is as follows:

(in thousands)	August 3, 2019	July 28, 2018	July 29, 2017
Balance at the beginning of the year	$5,503	$1,052	$846
Lapse of statute of limitations	(422)	—	—
Increase related to prior period tax positions	2,602	2,334	—
Decrease related to prior period tax positions	(183)	(241)	(36)
Increase related to current year tax positions	3,495	2,358	242
Balance at the end of the year	$10,995	$5,503	$1,052

The amount of unrecognized tax benefits relating to our tax positions is subject to change based on future events including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statutes of limitations. Although the outcomes and timing of such events are highly uncertain, we anticipate that the balance of the liability for unrecognized tax benefits and related deferred tax assets will decrease by $0.9 million during the next 12 months due to lapses of applicable statutes of limitation. Our liability for uncertain tax positions as of August 3, 2019, includes $7.7 million related to amounts that would impact our current and future tax expense.
We recognize interest related to uncertain tax positions in our provision for income taxes. The Company files income tax returns in the U.S. federal and various state and local jurisdictions and in the UK. We are subject to UK, U.S. federal, state and local income tax examinations for all prior years. There are no jurisdictions currently under examination.

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
Undistributed earnings allocated to participating securities are subtracted from net income (loss) in determining net income (loss) attributable to common stockholders. Basic earnings per share (“EPS”) attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period. All participating securities are excluded from basic weighted-average common shares outstanding.
For the calculation of diluted earnings per share, net income (loss) attributable to common stockholders for basic EPS is adjusted by the effect of dilutive securities. Diluted net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding, including all potentially dilutive common shares. The undistributed earnings are allocated based on the contractual participation rights of the Class A and Class B common shares as if the earnings for the year have been distributed. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis. The computation of the diluted net income (loss) per share of Class A common stock assumes the conversion of Class B common stock, while diluted net income (loss) per share of Class B common stock does not assume the conversion of Class A common stock as Class A common stock is not convertible into Class B common stock.

A reconciliation of the numerator and denominator used in the calculation of the basic and diluted EPS attributable to common stockholders is as follows (in thousands except share and per share amounts):

	August 3, 2019		July 28, 2018		July 29, 2017
(in thousands except share and per share amounts)	Class A	Class B	Class A	Class B	Class B
Numerator:
Net income (loss)	$16,604	$20,277	$7,650	$37,250	$(594)
Less: noncumulative dividends to preferred stockholders	—	—	(131)	(637)	—
Less: undistributed earnings to participating securities	(8)	(10)	(1,464)	(7,127)	—
Net income (loss) attributable to common stockholders – basic	16,596	20,267	6,055	29,486	(594)
Less: change in fair value of preferred stock warrant liability (net of tax)	—	—	(10,685)	(10,685)	—
Add: adjustments to undistributed earnings to participating securities	1	—	2,429	2,015	—
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	20,267	—	29,486	—	—
Reallocation of undistributed earnings to Class B shares	—	302	—	2,122	—
Net income (loss) attributable to common stockholders – diluted	$36,864	$20,569	$27,285	$22,938	$(594)
Denominator:
Weighted-average shares of common stock – basic	45,027,352	54,986,110	12,940,593	63,007,166	24,973,931
Conversion of Class B to Class A common shares outstanding	54,986,110	—	63,007,166	—	—
Effect of dilutive stock options and restricted stock units	3,640,164	2,849,737	5,021,692	5,011,712	—
Effect of potentially dilutive preferred stock warrants	—	—	318,967	318,967	—
Weighted-average shares of common stock – diluted	103,653,626	57,835,847	81,288,418	68,337,845	24,973,931
Earnings (loss) per share attributable to common stockholders:
Basic	$0.37	$0.37	$0.47	$0.47	$(0.02)
Diluted	$0.36	$0.36	$0.34	$0.34	$(0.02)

The following common stock equivalents were excluded from the computation of diluted earnings (loss) per share for the periods presented because including them would have been antidilutive:

	August 3, 2019	July 28, 2018	July 29, 2017
Convertible preferred stock	—	—	59,511,055
Preferred stock warrants	—	—	1,066,225
Restricted stock units	2,914,630	2,276,994	—
Stock options to purchase Class A common stock	1,547,495	1,271,152	—
Stock options to purchase Class B common stock	969,179	3,689,369	5,675,447
Total	5,431,304	7,237,515	66,252,727

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Annual Report. Based on the evaluation of our disclosure controls and procedures as of August 3, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses in our internal control, our disclosure controls and procedures were not effective as of August 3, 2019.
Management’s Report on Internal Control Over Financial Reporting
Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. GAAP.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on evaluation under these criteria, management determined, based upon the existence of the material weaknesses described below, that we did not maintain effective internal control over financial reporting as of August 3, 2019.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.
As previously disclosed, throughout fiscal 2019 we implemented processes and procedures designed to remediate the material weakness identified in connection with the audit of our Consolidated Financial Statements for the year ended July 28, 2018. We have continued to review, confirm, and test these initiatives and, in connection with those efforts, as of August 3, 2019, we have identified a material weakness in our internal control over financial reporting associated with certain outsourced IT service providers and related material weaknesses in our COSO components as described below.
Outsourced IT Service Providers
We rely upon a variety of outsourced IT service providers for key elements of the technology infrastructure impacting our financial reporting process. Certain of these outsourced IT service providers could not provide System and Organization Controls (SOC) reports or, if they did, they were for periods that did not closely align with our fiscal year end. As such, we did not have controls designed to assess the design and operation of internal controls pertaining to these outsourced IT service providers over our period of reliance. Given that management did not effectively assess the design and operation of certain outsourced IT service providers’ internal controls, certain of our controls over IT systems and business processes were also ineffective, to the extent that they rely upon information that was subject to the outsourced IT service providers’ control environment. These deficiencies impact substantially all financial statement account balances and disclosures, and when aggregated represent a material weakness in internal control over financial reporting.
Control Activities and Monitoring
Given the outsourced IT service providers material weakness, we identified related COSO material weaknesses, including: (1) deficiencies in the principles associated with the control activities component of the COSO framework relating to: (i) selecting and developing control activities and information technology that contribute to the mitigation of risks and support achievement of objectives, and (ii) selecting and developing general control activities over technology to support the achievement of objectives, and (2) deficiencies in the principles associated with the monitoring component of the COSO framework relating to selecting, developing, and performing ongoing evaluation to ascertain whether the components of internal control are present and functioning.
Notwithstanding the identified outsourced IT service providers and related COSO material weaknesses, management has concluded that the Consolidated Financial Statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. GAAP.
Deloitte & Touche LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of August 3, 2019.
Management’s Planned Remediation Activities
Our management has been actively engaged in developing and implementing remediation plans to address the outsourced IT service providers and related COSO material weaknesses described above. These remediation efforts are ongoing and include or are expected to include the following:

•	Expanding controls and/or applying other appropriate procedures to address the design and operation of internal controls relating to certain outsourced IT service providers.

•
Enhancing procedures for the identification of control activities and monitoring of control performance to ensure that the components of internal control relating to certain outsourced IT service providers are present and functioning.

As we continue to evaluate and work to improve our internal control over financial reporting, we may decide to take additional measures to address control deficiencies or modify the remediation plans described above. The outsourced IT service providers and related COSO material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. In fiscal year 2020, we intend to continue executing these plans to remediate the outsourced IT service providers and related COSO material weaknesses. However, we cannot be certain that the measures we have taken or may take in the future will ensure that we establish and maintain adequate controls over our financial processes and reporting in the future.

Changes in Internal Control over Financial Reporting
During fiscal year 2019, we undertook efforts to remediate the material weakness previously disclosed in connection with the audit of our consolidated financial statements for the year ended July 28, 2018 with the following remediation actions to improve and strengthen our internal controls:

•	Enhanced IT governance policies and procedures.

•
Designed and implemented control activities and procedures around user and administrator access, program change management, including within the accounting systems test environment, and computer operations.

After the completion of extensive remediation efforts during fiscal year 2019, the material weakness relating to our use of certain outsourced IT service providers, as described above, remains outstanding as of August 3, 2019.
Except for the identification of the outsourced IT service providers and related COSO material weaknesses and changes described above, there were no changes during the quarter ended August 3, 2019 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
An effective internal control system, no matter how well designed, has inherent limitations, including the possibility of human error or overriding of controls, and therefore can provide only reasonable assurance with respect to reliable financial reporting. Because of its inherent limitations, our internal control over financial reporting may not prevent or detect all misstatements, including the possibility of human error, the circumvention or overriding of controls, or fraud. Effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Stitch Fix, Inc.:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Stitch Fix, Inc. and subsidiaries (the “Company”) as of August 3, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of August 3, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and the related notes (collectively referred to as the “financial statements”) as of and for the year ended August 3, 2019, of the Company and our report dated October 2, 2019, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Material Weaknesses
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in the accompanying Management’s Report on Internal Control Over Financial Reporting:
Outsourced IT Service Providers - The Company relies upon a variety of outsourced Information Technology (IT) service providers for key elements of the technology infrastructure impacting its financial reporting process. Certain of these outsourced IT service providers could not provide System and Organization Controls (SOC) reports or, if they did, they were for periods that did not closely align with the Company’s fiscal year end. The Company did not have controls designed to assess the design and operation of internal controls pertaining to these outsourced IT service providers over the period of reliance. Given that management did not effectively assess the design and operation of certain outsourced IT service providers’ internal controls, certain of the Company’s controls over IT systems and business processes were also ineffective, to the extent that they rely upon information that was subject to the outsourced IT service providers’ control environment.
Control Activities and Monitoring - Given the outsourced IT service providers material weakness, the Company identified related COSO material weaknesses, including: (1) deficiencies in the principles associated with the control activities component of the COSO framework relating to: (i) selecting and developing control activities and information technology that contribute to the mitigation of risks and support achievement of objectives, and (ii) selecting and developing general control activities over technology to support the achievement of objectives, and (2) deficiencies in the principles associated with the monitoring component of the COSO framework relating to selecting, developing, and performing ongoing evaluation to ascertain whether the components of internal control are present and functioning.
These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended August 3, 2019, of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche LLP
San Francisco, California
October 2, 2019

Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information required by this item regarding directors and director nominees, executive officers, the board of directors and its committees, certain corporate governance matters, and compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information set forth in the definitive proxy statement for our 2019 Annual Meeting of Stockholders, or the 2019 Proxy Statement.
We have adopted a written code of business conduct and ethics (“Code of Conduct”) that applies to all of our employees, officers and directors, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Conduct is available on our corporate website at https://investors.stitchfix.com under “Documents” under the section entitled “Governance.” If we make any substantive amendments to our Code of Conduct or grant any of our directors or executive officers any waiver, including any implicit waiver, from a provision of our Code of Conduct, we will disclose the nature of the amendment or waiver on our website or in a Current Report on Form 8-K.
Item 11. Executive Compensation.
Information required by this item regarding executive compensation is incorporated by reference to the information set forth in our 2019 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by this item regarding security ownership of certain beneficial owners and management and securities authorized for issuance under our equity compensation plans is incorporated by reference to the information set forth in our 2019 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information required by this item regarding certain relationships and related transactions and director independence is incorporated by reference to the information set forth in our 2019 Proxy Statement.
Item 14. Principal Accounting Fees and Services.
Information required by this item regarding principal accounting fees and services is incorporated by reference to the information set forth in our 2019 Proxy Statement.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a) The following documents are filed as part of this Annual Report:
(1) The financial statements are filed as part of this Annual Report under “Item 8. Financial Statements and Supplementary Data.”
(2) The financial statement schedules are omitted because they are either not applicable or the information required is presented in the financial statements and notes thereto under “Item 8. Financial Statements and Supplementary Data.”
(3) The exhibits listed in the following Exhibit Index are filed, furnished, or incorporated by reference as part of this Annual Report.

Exhibit Index

		Incorporation by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Stitch Fix, Inc.	8-K	001-38291	3.1	11/21/2017
3.2	Amended and Restated Bylaws of Stitch Fix, Inc.	8-K	001-38291	3.2	11/21/2017
4.1	Form of Class A Common Stock Certificate.	S-1/A	333-221014	4.1	11/6/2017
4.2	Form of Class B Common Stock Certificate.	S-8	333-221650	4.6	11/17/2017
10.1	Amended and Restated Investor Rights Agreement, dated April 10, 2014.	S-1	333-221014	10.1	10/19/2017
10.2+	Stitch Fix, Inc. 2011 Equity Incentive Plan, as amended.	S-1	333-221014	10.2	10/19/2017
10.3+	Forms of grant notice, stock option agreement, notice of exercise and early exercise stock purchase agreement under the Stitch Fix, Inc. 2011 Equity Incentive Plan, as amended.	S-1	333-221014	10.3	10/19/2017
10.4+	Stitch Fix, Inc. 2017 Incentive Plan.	10-K	001-38291	10.4	10/3/2018
10.5+	Forms of stock option grant notice, stock option agreement and notice of exercise under the Stitch Fix, Inc. 2017 Incentive Plan.	S-1/A	333-221014	10.5	11/6/2017
10.6+	Forms of restricted stock unit grant notice and award agreement under the Stitch Fix, Inc. 2017 Incentive Plan.	S-1/A	333-221014	10.6	11/6/2017
10.7+	Form of Indemnity Agreement entered into by and between Stitch Fix, Inc. and each director and executive officer.	S-1	333-221014	10.7	10/19/2017
10.8+	Offer Letter, by and between Stitch Fix, Inc. and Katrina Lake, dated September 5, 2017.	S-1	333-221014	10.8	10/19/2017
10.9+	Amended and Restated Offer Letter, by and between Stitch Fix, Inc. and Paul Yee, dated September 5, 2017.	S-1	333-221014	10.9	10/19/2017
10.10+	Amended and Restated Offer Letter, by and between Stitch Fix, Inc. and Scott Darling, dated September 5, 2017.	S-1	333-221014	10.11	10/19/2017
10.11+	Amended and Restated Offer Letter, by and between Stitch Fix, Inc. and Mike Smith, dated September 25, 2017.	S-1	333-221014	10.16	10/19/2017
10.12+	Stitch Fix, Inc. Independent Director Compensation Policy.	10-Q	001-38291	10.1	12/11/2018
10.13	Office Lease, by and between Stitch Fix, Inc. and Post-Montgomery Associates, dated as of November 10, 2015, as amended.	S-1/A	333-221014	10.12	11/6/2017
10.14	First Amendment to Original Office Lease, executed February 22, 2016, between Stitch Fix, Inc. and Post-Montgomery Associates.	10-Q	001-38291	10.1	3/13/2018
10.15	Second Amendment to Original Office Lease, executed September 6, 2017, between Stitch Fix, Inc. and Post-Montgomery Associates.	10-Q	001-38291	10.2	3/13/2018
10.16	Third Amendment to the Office Lease, by and between Stitch Fix, Inc. and Post-Montgomery Associates, dated as of January 29, 2018.	8-K	001-38291	10.1	2/2/2018

10.17	Fourth Amendment to the Office Lease, by and between Stitch Fix, Inc. and Post-Montgomery Associates, dated as of June 4, 2018.	10-Q	001-38291	10.2	6/8/2018
10.18#	Logistics Services Agreement, by and between Stitch Fix, Inc. and Ozburn-Hessey Logistics, LLC, dated as of April 24, 2014.	S-1	333-221014	10.14	10/19/2017
10.19#	Amendment One to the Logistics Services Agreement, by and between Stitch Fix, Inc. and Ozburn-Hessey Logistics LLC, dated as of July 1, 2016.	10-Q	001-38291	10.4	6/8/2018
10.20#	Amendment Two to the Logistics Services Agreement, by and between Stitch Fix, Inc. and Geodis Logistics LLC, dated as of February 23, 2018.	10-Q	001-38291	10.3	6/8/2018
21.1	List of Subsidiaries of Stitch Fix, Inc.					X
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

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

Stitch Fix, Inc.
Date:	October 2, 2019	By:	/s/ Paul Yee
Paul Yee
Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Katrina Lake, Paul Yee, and Scott Darling, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution for him or her, and in his or her name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and either of them, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Katrina Lake	Founder, Chief Executive Officer and Director	October 2, 2019
Katrina Lake	(Principal Executive Officer)

/s/ Paul Yee	Chief Financial Officer	October 2, 2019
Paul Yee	(Principal Financial and Accounting Officer)

/s/ Steven Anderson	Director	October 2, 2019
Steven Anderson

/s/ J. William Gurley	Director	October 2, 2019
J. William Gurley

/s/ Marka Hansen	Director	October 2, 2019
Marka Hansen

/s/ Kirsten Lynch	Director	October 2, 2019
Kirsten Lynch

/s/ Sharon McCollam	Director	October 2, 2019
Sharon McCollam

/s/ Mikkel Svane	Director	October 2, 2019
Mikkel Svane

/s/ Elizabeth Williams	Director	October 2, 2019
Elizabeth Williams