Form 10-Q
period 2019-11-02
Stitch Fix, Inc.
filed 2019-12-10
CIK 1576942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 2, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of December 4, 2019, the number of outstanding shares of the registrant’s Class A common stock, par value $0.00002 per share, was 55,340,765, and the number of outstanding shares of the registrant’s Class B common stock, par value $0.00002 per share, was 46,385,917.

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
Stitch Fix, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	November 2, 2019	August 3, 2019
Assets
Current assets:
Cash and cash equivalents	$151,779	$170,932
Short-term investments	145,504	143,276
Inventory, net	148,502	118,216
Prepaid expenses and other current assets	39,702	49,980
Total current assets	485,487	482,404
Long-term investments	90,532	53,372
Property and equipment, net	65,369	54,888
Operating lease right-of-use assets	128,717	—
Deferred tax assets	23,865	22,175
Other long-term assets	3,358	3,227
Total assets	$797,328	$616,066
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$112,161	$90,883
Operating lease liabilities	23,042	—
Accrued liabilities	86,249	69,734
Gift card liability	6,879	7,233
Deferred revenue	11,976	11,997
Other current liabilities	2,587	2,784
Total current liabilities	242,894	182,631
Operating lease liabilities, net of current portion	131,694	—
Deferred rent, net of current portion	—	24,439
Other long-term liabilities	14,126	12,996
Total liabilities	388,714	220,066
Commitments and contingencies (Note 6)
Stockholders’ equity:
Class A common stock, $0.00002 par value – 2,000,000,000 shares authorized as of November 2, 2019, and August 3, 2019; 55,207,531 and 54,551,240 shares issued and outstanding as of November 2, 2019, and August 3, 2019, respectively	1	1
Class B common stock, $0.00002 par value – 100,000,000 shares authorized as of November 2, 2019, and August 3, 2019; 46,501,115 and 46,846,240 shares issued and outstanding as of November 2, 2019, and August 3, 2019, respectively	1	1
Additional paid-in capital	290,720	279,511
Accumulated other comprehensive income	1,396	(187)
Retained earnings	116,496	116,674
Total stockholders’ equity	408,614	396,000
Total liabilities and stockholders’ equity	$797,328	$616,066
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stitch Fix, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(In thousands, except share and per share amounts)

	For the Three Months Ended
	November 2, 2019	October 27, 2018
Revenue, net	$444,815	$366,236
Cost of goods sold	243,513	201,068
Gross profit	201,302	165,168
Selling, general, and administrative expenses	201,142	154,271
Operating income	160	10,897
Interest (income) expense	(1,653)	(1,399)
Other (income) expense, net	834	(120)
Income before income taxes	979	12,416
Provision for income taxes	1,157	1,738
Net income (loss)	$(178)	$10,678
Other comprehensive income (loss):
Change in unrealized gain (loss) on available-for-sale securities, net of tax	(172)	(82)
Foreign currency translation	1,755	26
Total other comprehensive income (loss), net of tax	1,583	(56)
Comprehensive income	$1,405	$10,622
Net income (loss) attributable to common stockholders:
Basic	$(178)	$10,664
Diluted	$(178)	$10,665
Earnings (loss) per share attributable to common stockholders:
Basic	$(0.00)	$0.11
Diluted	$(0.00)	$0.10
Weighted-average shares used to compute earnings (loss) per share attributable to common stockholders:
Basic	101,557,546	98,965,274
Diluted	101,557,546	104,539,452

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stitch Fix, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	For the Three Months Ended October 27, 2018
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 28, 2018	98,799,861	$2	$235,312	$—	$79,758	$315,072
Cumulative effect of adopting accounting standards(1)	—	—	—	—	35	35
Issuance of common stock upon exercise of stock options	578,107	—	2,000	—	—	2,000
Issuance of restricted stock units, net of tax withholdings	56,257	—	(1,363)	—	—	(1,363)
Vesting of early exercised options	—	—	90	—	—	90
Stock-based compensation	—	—	7,047	—	—	7,047
Net income	—	—	—	—	10,678	10,678
Other comprehensive loss, net of tax	—	—	—	(56)	—	(56)
Balance as of October 27, 2018	99,434,225	$2	$243,086	$(56)	$90,471	$333,503

	For the Three Months Ended November 2, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of August 3, 2019	101,397,480	2	279,511	(187)	116,674	$396,000
Issuance of common stock upon exercise of stock options	122,668	—	518	—	—	518
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	188,498	—	(2,212)	—	—	(2,212)
Stock-based compensation	—	—	12,903	—	—	12,903
Net income (loss)	—	—	—	—	(178)	(178)
Other comprehensive income, net of tax	—	—	—	1,583	—	1,583
Balance as of November 2, 2019	101,708,646	$2	$290,720	$1,396	$116,496	$408,614

(1) See Note 2, Summary of Significant Accounting Policies, of the Notes to the Condensed Consolidated Financial Statements for more details on the cumulative effect of adopting accounting standards.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stitch Fix, Inc.
Condensed Consolidated Statements of Cash Flow
(Unaudited)
(In thousands)

	For the Three Months Ended
	November 2, 2019	October 27, 2018
Cash Flows from Operating Activities
Net income (loss)	$(178)	$10,678
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(1,960)	(1,061)
Inventory reserves	1,801	1,563
Stock-based compensation expense	12,126	6,637
Depreciation, amortization, and accretion	4,652	3,175
Other	13	—
Change in operating assets and liabilities:
Inventory	(31,837)	(23,172)
Prepaid expenses and other assets	2,973	1,252
Operating lease right-of-use assets and liabilities	272	—
Accounts payable	21,721	26,008
Accrued liabilities	16,170	24,360
Deferred revenue	(25)	2,532
Gift card liability	(354)	(141)
Other liabilities	2,150	(865)
Net cash provided by operating activities	27,524	50,966
Cash Flows from Investing Activities
Purchases of property and equipment	(7,502)	(6,985)
Purchases of securities available-for-sale	(67,535)	(169,095)
Sales of securities available-for-sale	5,306	302
Maturities of securities available-for-sale	23,210	—
Net cash used in investing activities	(46,521)	(175,778)
Cash Flows from Financing Activities
Proceeds from the exercise of stock options, net	518	2,000
Payments for tax withholding related to vesting of restricted stock units	(2,212)	(1,363)
Net cash provided by (used in) financing activities	(1,694)	637
Net increase (decrease) in cash, cash equivalents, and restricted cash	(20,691)	(124,175)
Effect of exchange rate changes on cash	1,538	—
Cash, cash equivalents, and restricted cash at beginning of period	170,932	310,366
Cash, cash equivalents, and restricted cash at end of period	$151,779	$186,191
Components of Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents	$151,779	$173,341
Restricted cash – current portion	—	250
Restricted cash – long-term portion	—	12,600
Total cash, cash equivalents, and restricted cash	$151,779	$186,191
Supplemental Disclosure
Cash paid for income taxes	$7	$42
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$731	$224
Capitalized stock-based compensation	$773	$410
Vesting of early exercised options	$—	$90
Leasehold improvements paid by landlord	$7,406	$—

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

2.	Summary of Significant Accounting Policies
Basis of Presentation
Our fiscal year is a 52-week or 53-week period ending on the Saturday closest to July 31. The fiscal years ending August 1, 2020 (“2020”), and August 3, 2019 (“2019”), consist of 52 weeks and 53 weeks, respectively.
The unaudited condensed consolidated financial statements include the accounts of Stitch Fix, Inc. and our wholly owned subsidiaries, and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as our annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of our financial information. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending August 1, 2020, or for any other interim period or for any other future year. All intercompany balances and transactions have been eliminated in consolidation.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the fiscal year ended August 3, 2019, included in the Company’s Annual Report on Form 10-K filed with the SEC on October 2, 2019 (“2019 Annual Report”).
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in our condensed consolidated financial statements and accompanying footnotes.

Significant estimates and assumptions are used for inventory, stock-based compensation expense, income taxes, leases, and revenue recognition. Actual results could differ from those estimates and such differences may be material to the condensed consolidated financial statements.
Restricted Cash
Restricted cash represented cash balances held in segregated accounts collateralizing letters of credit for our leased properties at October 27, 2018.
Short-Term and Long-Term Investments
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
Revenue is recognized when control of the promised goods is transferred to the client. For a Fix, control is transferred when the client accepts or rejects the offer to purchase merchandise. Upon acceptance by purchasing one or more items within the Fix at checkout, the total amount of the order, including the upfront styling fee, is recognized as revenue. If none of the items within the Fix are accepted at checkout, the upfront styling fee is recognized as revenue at that time. The Style Pass annual fee is recognized at the earlier of (i) the time at which a client accepts and applies the Style Pass fee to an offer to purchase merchandise or (ii) upon expiry of the annual period. Under Style Pass arrangements, if a client does not accept any items within the Fix, the annual fee will continue to be deferred until it is applied to a future purchase or upon expiry of the annual period. If a client would like to exchange an item, we recognize revenue at the time the exchanged item is shipped, which coincides with the transfer of control to the customer. For a direct purchase, control is transferred when the item is shipped to the client.
We deduct discounts, sales tax, and estimated refunds to arrive at net revenue. Sales tax collected from clients is not considered revenue and is included in accrued liabilities until remitted to the taxing authorities. All shipping and handling costs are accounted for as fulfillment costs in cost of goods sold and as selling, general, and administrative expense (“SG&A”), respectively, and are therefore not evaluated as a separate performance obligation. Discounts are recorded as a reduction to revenue when the order is accepted. We record a refund reserve based on our historical refund patterns. Our refund reserve, which is included in accrued liabilities in the condensed consolidated balance sheets, was $2.5 million and $3.1 million as of November 2, 2019, and August 3, 2019, respectively.
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
Contractual liabilities included in deferred revenue, gift card liability, and other current liabilities were $12.0 million, $6.9 million, and $2.6 million, respectively, at November 2, 2019, and $12.0 million, $7.2 million, and $1.6 million, respectively, at August 3, 2019. During the three months ended November 2, 2019, the Company recognized $10.9 million, $1.4 million, and $0.5 million of revenue included in deferred revenue, gift card liability, and other current liabilities at August 3, 2019.
Deferred revenue related to upfront styling fees totaled $9.6 million as of November 2, 2019, and $9.6 million as of August 3, 2019. Deferred revenue related to Style Pass annual fees totaled $2.3 million as of November 2, 2019, and $2.3 million as of August 3, 2019.
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
No client accounted for greater than 10% of total revenue, net for the three months ended November 2, 2019, and October 27, 2018, respectively.
Recently Issued Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard requires entities to use a financial instrument impairment model based on expected losses, known as the current expected credit loss model, rather than incurred losses. Under the new guidance, an entity recognizes an allowance for estimated credit losses upon recognition of the financial instrument. We expect to adopt this standard in our first fiscal quarter of 2021. We are currently evaluating the impact that this standard will have on our consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. The amendment aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This standard is effective beginning in our first fiscal quarter of 2021 on a prospective or retrospective basis, with early adoption permitted. We are currently evaluating the impact that this standard will have on our consolidated financial statements.
Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to record most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to Accounting Standards Codification (“ASC”) 840. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. Presentation of leases within the consolidated statements of operations and comprehensive income and consolidated statements of cash flow is generally consistent with prior periods presented under ASC 840. However, this standard resulted in a substantial increase in our long-term assets and liabilities on our consolidated balance sheet.
We adopted this standard on August 4, 2019, on a modified retrospective basis through a cumulative-effect adjustment of zero to opening retained earnings. We also elected the package of practical expedients to leases that commenced before the effective date whereby we elected to not reassess the following:
(i) whether any expired or existing contracts contain leases;
(ii) the lease classification for any expired or existing leases; and
(iii) initial direct costs for any existing leases.
Upon adoption of ASU 2016-02, we did not record right-of-use assets or lease liabilities for leases with an initial term of 12 months or less. Payments on those leases will be recognized on a straight-line basis through the consolidated statements of operations and comprehensive income over the lease term. We also elected to combine lease and non-lease components on new or modified leases after adoption. Upon adoption on August 4, 2019, we recorded $133.0 million in right-of-use assets, net of $25.7 million previously recorded as deferred rent on our consolidated balance sheets. We also recorded $22.0 million in current operating lease liabilities and $136.7 million in operating lease liabilities, net of current portion.
In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). Under ASU 2018-07, the accounting for awards issued to nonemployees will be similar to the accounting for employee awards. This includes allowing for the measurement of awards at the grant date and recognition of awards with performance conditions when those conditions are probable, both of which are earlier than under current guidance for nonemployee awards. We adopted this standard in the first quarter of fiscal year 2020. The standard did not have a material impact on our consolidated financial statements.
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
We adopted the standard in the first quarter of 2019 under the modified retrospective approach. Under the new standard, we recognize estimated gift card breakage revenue proportionately to customer gift card usage over the expected gift card usage period rather than waiting until the likelihood of redemption becomes remote.  Further, we recognize revenue related to exchanges upon shipment by us, rather than upon receipt by the customer.  In the first quarter of 2019, the Company recorded a cumulative catch-up adjustment resulting in an increase to opening retained earnings, net of tax, of $0.4 million, comprised of the impact of $0.3 million from the change in revenue recognition related to gift cards and $0.1 million from the recognition of exchanges upon shipment. The impact to net revenue for the three months ended October 27, 2018, was an increase of $0.5 million as a result of adopting the standard.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory (Topic 740), which amends existing guidance on the recognition of current and deferred income tax impacts for intra-entity asset transfers other than inventory. We adopted the standard in the first quarter of 2019 under the modified retrospective approach. As a result, a cumulative adjustment of $0.4 million, net of tax, was recorded to reduce opening retained earnings in connection with adoption of this standard.

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

Our financial instruments consist of cash and cash equivalents, short-term and long-term investments, accounts payable, and accrued liabilities. At November 2, 2019, and August 3, 2019, the carrying values of cash and cash equivalents, accounts payable, and accrued liabilities approximated fair value due to their short-term maturities.
The following table sets forth the amortized cost, gross unrealized gains, gross unrealized losses and fair values of our short-term and long-term investments accounted for as available-for-sale securities as of November 2, 2019:

	November 2, 2019				August 3, 2019
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial Assets:
Investments:
U.S. Treasury securities	$70,429	$155	$(6)	$70,578	$49,807	$100	$—	$49,907
Commercial paper	35,851	—	—	35,851	29,761	—	—	29,761
Asset-backed securities	47,103	181	—	47,284	42,587	145	—	42,732
Corporate bonds	82,025	298	—	82,323	73,969	279	—	74,248
Total	$235,408	$634	$(6)	$236,036	$196,124	$524	$—	$196,648

The following table sets forth the fair value of available-for-sale securities by contractual maturity as of November 2, 2019:

	November 2, 2019				August 3, 2019
(in thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Financial Assets:
Investments:
U.S. Treasury securities	$38,979	$31,599	$—	$70,578	$44,772	$5,135	$—	$49,907
Commercial paper	35,851	—	—	35,851	29,761	—	—	29,761
Asset-backed securities	5,422	41,862	—	47,284	5,412	37,320	—	42,732
Corporate bonds	65,252	17,071	—	82,323	63,331	10,917	—	74,248
Total	$145,504	$90,532	$—	$236,036	$143,276	$53,372	$—	$196,648

The following table sets forth our cash equivalents, and short-term and long-term investments accounted for as available-for-sale securities that were measured at fair value on a recurring basis based on the fair value hierarchy as of November 2, 2019:

	November 2, 2019				August 3, 2019
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$204	$—	$—	$204	$6,427	$—	$—	$6,427
Commercial paper	—	—	—	—	—	11,970	—	11,970
Investments:
U.S. Treasury securities	70,578	—	—	70,578	49,907	—	—	49,907
Commercial paper	—	35,851	—	35,851	—	29,761	—	29,761
Asset-backed securities	—	47,284	—	47,284	—	42,732	—	42,732
Corporate bonds	—	82,323	—	82,323	—	74,248	—	74,248
Total	$70,782	$165,458	$—	$236,240	$56,334	$158,711	$—	$215,045

There were no transfers of financial assets or liabilities into or out of Level 1, Level 2, or Level 3 for the three months ended November 2, 2019, and October 27, 2018.

4.	Leases
On August 4, 2019, we adopted ASU 2016-02. Upon adoption, we recognized operating lease right-of-use assets and operating lease liabilities of $133.0 million and $158.7 million, respectively. As part of this adoption, we elected to not record operating lease right-of-use assets or operating lease liabilities for leases with an initial term of 12 months or less and to combine lease and non-lease components on new or modified leases into a single lease component.
Our leasing portfolio includes various lease arrangements for our corporate offices and fulfillment centers. Such leases generally have original lease terms between five and eight years, and often include one or more options to renew. We include options to extend in the lease term if they are reasonably certain of being exercised. We do not currently consider our renewal options to be reasonably certain. We do not have residual value guarantees associated with our leases. Short-term lease payments were not material for the three months ended November 2, 2019.
The following table includes the components of our rent expense recorded in selling, general, and administrative expense:

For the Three Months Ended
(in thousands)	November 2, 2019
Operating lease cost	$7,213
Variable lease costs	1,509
Sublease income	(374)
Total	$8,348
Certain leases contain variable payments, which are expensed as incurred and not included in our operating lease right-of-use assets and operating lease liabilities. These amounts primarily include payments for maintenance and utilities on our office and fulfillment center leases. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of future minimum lease payments at lease commencement. The Company calculates the present value of its leases using an estimated incremental borrowing rate, which requires judgment. Our incremental borrowing rate is determined for each lease using a peer group of companies with similar credit profiles, adjusted for the impact of collateralization and lease term.
The following is a schedule by year of the maturities of operating lease liabilities with original terms in excess of one year, as of November 2, 2019:

(in thousands)	November 2, 2019
Remainder of 2020	$21,965
2021	29,573
2022	27,315
2023	25,062
2024	20,899
2025	16,362
Thereafter	40,326
Total undiscounted future minimum lease payments	181,502
Less imputed interest	(26,766)
Total discounted future minimum lease payments	$154,736
A schedule of the future minimum rental commitments under our non-cancelable operating lease agreements with an initial or remaining term in excess of one year as of August 3, 2019, were as follows:

(in thousands)	August 3, 2019
2020	$27,018
2021	27,680
2022	25,451
2023	23,258
2024	19,696
Thereafter	56,687
Total	$179,790

The weighted average remaining term for our leases as of November 2, 2019 was 6.7 years. The weighted average discount rate for our leases as of November 2, 2019 was 4.4%.
Supplemental cash flow information related to our leases is as follows:

For the Three Months Ended
(in thousands)	November 2, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$6,960
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	133,091

5.	Accrued Liabilities
Accrued liabilities consisted of the following:

(in thousands)	November 2, 2019	August 3, 2019
Compensation and related benefits	$14,797	$9,494
Advertising	15,135	12,922
Sales taxes	8,904	6,956
Shipping and freight	8,408	7,045
Accrued accounts payable	8,930	7,550
Inventory purchases	18,235	15,703
Other	11,840	10,064
Total accrued liabilities	$86,249	$69,734

6.	Commitments and Contingencies
Commitments
In November 2019, the Company executed an agreement for cloud computing services. The agreement was effective as of November 1, 2019, and continues through October 30, 2022. The Company has a total minimum commitment of $23.5 million with annual commitments ranging from $7.5 million to $8.0 million.
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
On October 11, 2018, October 26, 2018, November 16, 2018, and December 10, 2018, four putative class action lawsuits alleging violations of the federal securities laws were filed in the U.S. District Court for the Northern District of California, naming as defendants us and certain of our officers. The four lawsuits each make the same allegations of violations of the Securities Exchange Act of 1934, as amended, by us and our officers for allegedly making materially false and misleading statements regarding our active client growth and strategy with respect to television advertising between June 2018 and October 2018. The plaintiffs seek unspecified monetary damages and other relief. The four lawsuits have been consolidated and a lead plaintiff has been appointed. On September 18, 2019, the lead plaintiff in the consolidated class action lawsuits filed a consolidated complaint for violation of the federal securities laws. On October 28, 2019, we and other defendants filed a motion to dismiss the consolidated complaint. The lead plaintiff’s opposition to the motion to dismiss is due on December 9, 2019, and defendants’ reply in support of our motion to dismiss is due on December 30, 2019. A hearing on the motion to dismiss is currently set for January 23, 2020.
On December 12, 2018, a derivative action was filed against our directors in the same court, alleging the same violations of securities laws as alleged in the four putative class action cases described above and breach of fiduciary duties. The derivative action has been stayed pending the outcome of the motion to dismiss in the related class action lawsuits.
There have been no other material changes to our commitments and contingencies as disclosed in our 2019 Annual Report.

Indemnifications
In the ordinary course of business, we may provide indemnifications of varying scope and terms to vendors, directors, officers and other parties with respect to certain matters. We have not incurred any material costs as a result of such indemnifications and have not accrued any liabilities related to such obligations in our condensed consolidated financial statements.

7.	Accumulated Other Comprehensive Income
The table below presents the changes in AOCI by component and the reclassifications out of AOCI:

	Changes in Accumulated Other Comprehensive Income
(in thousands)	Available-for-sale Securities	Foreign Currency Translation	Total
Balance at July 28, 2018	$—	$—	$—
Other comprehensive income (loss) before reclassifications(1)	(82)	26	(56)
Net change in AOCI	(82)	26	(56)
Balance at October 27, 2018	$(82)	$26	$(56)

	Changes in Accumulated Other Comprehensive Income
(in thousands)	Available-for-sale Securities	Foreign Currency Translation	Total
Balance at August 3, 2019	$391	$(578)	$(187)
Other comprehensive income (loss) before reclassifications(1)	(172)	1,755	1,583
Net change in AOCI	(172)	1,755	1,583
Balance at November 2, 2019	$219	$1,177	$1,396

 (1)The associated income tax effects for gains / losses on available-for-sale securities were $67 and $409 for the three months ended October 27, 2018, and November 2, 2019, respectively.
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
2017 Incentive Plan
In November 2017, our board of directors and stockholders adopted our 2017 Incentive Plan (the “2017 Plan”). The remaining shares available for issuance under the 2011 Plan became reserved for issuance under the 2017 Plan. Our 2017 Plan provides for the grant of Class A incentive stock options to employees, including employees of any parent or subsidiary, and for the grant of nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards, and other forms of stock awards to employees, directors, and consultants, including employees and consultants of our subsidiaries. The number of shares authorized for issuance under the 2017 Plan was 22,207,698 as of November 2, 2019, of which 5,283,769 were available for grant.
2019 Inducement Plan
In October 2019, our board of directors adopted our 2019 Inducement Plan (the “2019 Plan”). Our 2019 Plan provides for the grant of Class A nonqualified stock options and restricted stock unit awards to individuals who satisfy the standards for inducement grants under the relevant Nasdaq Stock Market rules. The number of shares authorized for issuance under the 2019 Plan was 1,750,000 as of November 2, 2019, of which 1,496,972 were available for grant.

Stock option activity under the 2011 Plan, 2017 Plan, and 2019 Plan is as follows:

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in thousands)
Balance – August 3, 2019	7,070,125	$14.48	7.72	$73,861
Granted	269,346	$22.64
Exercised	(122,668)	$4.33
Cancelled	(67,513)	$20.33
Balance – November 2, 2019	7,149,290	$14.92	7.58	$62,803

The aggregate intrinsic value is the difference between the current fair value of the underlying common stock and the exercise price for in-the-money stock options.
The following table summarizes the restricted stock unit (“RSU”) award activity under the 2017 Plan and 2019 Plan:

	Unvested RSUs
	Class A Common Stock	Weighted- Average Grant Date Fair Value
Unvested at August 3, 2019	4,428,845	$27.30
Granted	1,246,443	$20.09
Vested	(188,498)	$29.80
Forfeited	(275,885)	$27.21
Unvested at November 2, 2019	5,210,905	$25.49

Stock-Based Compensation Expense
Stock-based compensation expense for employees was $12.1 million and $6.6 million for the three months ended November 2, 2019, and October 27, 2018, respectively. Stock-based compensation expense is included in selling, general, and administrative expenses in our condensed consolidated statements of operations and comprehensive income.
The weighted-average grant date fair value of options granted during the three months ended November 2, 2019, was $11.30 per share. The weighted-average grant date fair value of options granted during the three months ended October 27, 2018, was $17.22 per share. As of November 2, 2019, the total unrecognized compensation expense related to unvested options and RSUs, net of estimated forfeitures, was $158.5 million, which we expect to recognize over an estimated weighted average period of 2.9 years.
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

	For the Three Months Ended
	November 2, 2019	October 27, 2018
Expected term (in years)	6.0 - 6.2	5.1 - 6.2
Volatility	51.2%	41.7 - 42.0%
Risk free interest rate	1.7%	2.8 - 3.0%
Dividend yield	—%	—%

9.	Income Taxes
The following table summarizes our effective tax rate from income for the periods presented:

	For the Three Months Ended
(in thousands)	November 2, 2019	October 27, 2018
Income before income taxes	$979	$12,416
Provision for income taxes	1,157	1,738
Effective tax rate	118.2%	14.0%

We are primarily subject to income taxes in the United States. Our effective tax rate for the three months ended November 2, 2019, differs from the federal statutory income tax rate primarily due to impacts from tax reform, certain nondeductible expenses, tax expense related to employee share-based awards, and state taxes which are offset by the benefit of allowable credits.
Our effective tax rate for the three months ended October 27, 2018, differed from the federal statutory income tax rate primarily due to lower tax rates in foreign jurisdictions where international expansion expenses are incurred, and certain nondeductible expenses and state taxes, partially offset by the benefits on stock-based compensation deductions and allowable credits.

10.	Earnings (Loss) Per Share Attributable to Common Stockholders
Basic and diluted earnings (loss) per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. We consider convertible preferred stock and early exercised share options to be participating securities. In connection with our IPO, we established two classes of authorized common stock: Class A common stock and Class B common stock. As a result, all then-outstanding shares of common stock were converted into shares of Class B common stock upon effectiveness of our IPO. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting, conversion, and transfer rights. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock is convertible at any time at the option of the stockholder into one share of Class A common stock.
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
For the calculation of diluted earnings (loss) per share (“EPS”), net income attributable to common stockholders for basic EPS is adjusted by the effect of dilutive securities. Diluted net income (loss) per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding, including all potentially dilutive common shares. The undistributed earnings are allocated based on the contractual participation rights of the Class A and Class B common shares as if the earnings for the year have been distributed. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis. The computation of the diluted net income (loss) per share of Class A common stock assumes the conversion of Class B common stock, while diluted net income (loss) per share of Class B common stock does not assume the conversion of Class A common stock as Class A common stock is not convertible into Class B common stock.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted EPS attributable to common stockholders is as follows:

	For the Three Months Ended
	November 2, 2019		October 27, 2018
(in thousands, except share and per share amounts)	Class A	Class B	Class A	Class B
Numerator:
Net income (loss)	$(96)	$(82)	$4,084	$6,594
Less: undistributed earnings to participating securities	—	—	(5)	(9)
Net income (loss) attributable to common stockholders - basic	(96)	(82)	4,079	6,585
Add: adjustments to undistributed earnings to participating securities	—	—	1	—
Reallocation of undistributed earnings (loss) as a result of conversion of Class B to Class A shares	—	—	6,585	—
Reallocation of undistributed earnings (loss) to Class B shares	—	—	—	85
Net income (loss) attributable to common stockholders - diluted	$(96)	$(82)	$10,665	$6,670
Denominator:
Weighted-average shares of common stock - basic	54,867,211	46,690,335	37,850,643	61,114,631
Conversion of Class B to Class A common shares outstanding	—	—	61,114,631	—
Effect of dilutive stock options and restricted stock units	—	—	5,574,178	4,260,911
Weighted-average shares of common stock - diluted	54,867,211	46,690,335	104,539,452	65,375,542
Earnings (loss) per share attributable to common stockholders:
Basic	$(0.00)	$(0.00)	$0.11	$0.11
Diluted	$(0.00)	$(0.00)	$0.10	$0.10

The following common stock equivalents were excluded from the computation of diluted earnings per share for the periods presented because including them would have been antidilutive:

	For the Three Months Ended
	November 2, 2019	October 27, 2018
Restricted stock units	3,735,946	750,607
Stock options to purchase Class A common stock	2,186,564	351,184
Stock options to purchase Class B common stock	4,418,546	2,239
Total	10,341,056	1,104,030

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes thereto included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes and our Annual Report on Form 10-K for the year ended August 3, 2019, filed with the Securities and Exchange Commission on October 2, 2019. We use a 52- or 53-week fiscal year, with our fiscal year ending on the Saturday that is closest to July 31 of that year. Each fiscal year typically consists of four 13-week fiscal quarters. The fiscal year ended August 3, 2019, and the fiscal year ended August 1, 2020, include 53 and 52 weeks of operations, respectively. Throughout this Quarterly Report on Form 10-Q (this “Quarterly Report”), all references to quarters and years are to our fiscal quarters and fiscal years unless otherwise noted.
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
We believe our success in serving clients has resulted in our rapid and profitable growth. We have achieved positive cash flows from operations on an annual basis since 2014, while continuing to make meaningful investments to drive growth. For the three months ended November 2, 2019, we reported $444.8 million in net revenue representing year-over-year growth of 21.5% from the three months ended October 27, 2018. As of November 2, 2019, and October 27, 2018, we had 3,416,000 and 2,930,000 active clients, respectively, representing year-over-year growth of 16.6%.
We incurred a net loss of $0.2 million for the three months ended November 2, 2019, a decrease of $10.9 million compared to net income of $10.7 million for the three months ended October 27, 2018.
Key Metrics
We report our financial results in accordance with generally accepted accounting principles in the United States (“GAAP”). However, management believes that certain non-GAAP financial measures provide users of our financial information with additional useful information in evaluating our performance. We believe that adjusted EBITDA is frequently used by investors and securities analysts in their evaluations of companies, and that this supplemental measure facilitates comparisons between companies. We believe free cash flow is an important metric because it represents a measure of how much cash from operations we have available for discretionary and non-discretionary items after the deduction of capital expenditures. We also provide adjusted EBITDA excluding the impact of stock-based compensation (“ex. SBC”), which management believes provides useful information to investors and others in understanding our operating performance and facilitates comparisons between companies. These non-GAAP financial measures may be different than similarly titled measures used by other companies.
Our non-GAAP financial measures should not be considered in isolation from, or as substitutes for, financial information prepared in accordance with GAAP. There are several limitations related to the use of our non-GAAP financial measures as compared to the closest comparable GAAP measures. Some of these limitations include:

•
adjusted EBITDA ex. SBC excludes the non-cash expense of stock-based compensation, which has been, and will continue to be for the foreseeable future, an important part of how we attract and retain our employees and a significant recurring expense in our business;

•
adjusted EBITDA and adjusted EBITDA ex. SBC excludes the recurring, non-cash expenses of depreciation and amortization of property and equipment and, although these are non-cash expenses, the assets being depreciated and amortized may have to be replaced in the future;

•	adjusted EBITDA and adjusted EBITDA ex. SBC does not reflect our tax provision, which reduces cash available to us;

•	adjusted EBITDA and adjusted EBITDA ex. SBC excludes interest (income) expense and other (income) expense, net, as these items are not components of our core business; and

•	free cash flow does not represent the total residual cash flow available for discretionary purposes and does not reflect our future contractual commitments.
Adjusted EBITDA and Adjusted EBITDA ex. SBC
We define adjusted EBITDA as net income (loss) excluding interest (income) expense, provision for income taxes, other (income) expense, net, and depreciation and amortization. We define adjusted EBITDA ex. SBC as adjusted EBITDA excluding stock-based compensation expense. The following table presents a reconciliation of net income (loss), the most comparable GAAP financial measure, to adjusted EBITDA and adjusted EBITDA ex. SBC for each of the periods presented:

	For the Three Months Ended
(in thousands)	November 2, 2019	October 27, 2018
Adjusted EBITDA ex. SBC reconciliation:
Net income (loss)	$(178)	$10,678
Add (deduct):
Interest (income) expense	(1,653)	(1,399)
Provision for income taxes	1,157	1,738
Other (income) expense, net	834	(120)
Depreciation and amortization	4,966	3,394
Adjusted EBITDA	5,126	14,291
Add (deduct):
Stock-based compensation expense	12,126	6,637
Adjusted EBITDA ex. SBC	$17,252	$20,928

Free Cash Flow
We define free cash flow as cash flows provided by operating activities reduced by purchases of property and equipment that are included in cash flows used in investing activities. The following table presents a reconciliation of cash flows provided by operating activities, the most comparable GAAP financial measure, to free cash flow for each of the periods presented:

	For the Three Months Ended
(in thousands)	November 2, 2019	October 27, 2018
Free cash flow reconciliation:
Cash flows provided by operating activities	$27,524	$50,966
Deduct:
Purchases of property and equipment	(7,502)	(6,985)
Free cash flow	$20,022	$43,981
Cash flows used in investing activities	$(46,521)	$(175,778)
Cash flows provided by financing activities	$(1,694)	$637
Active Clients
We believe that the number of active clients is a key indicator of our growth and the overall health of our business. We define an active client as a client who checked out a Fix or was shipped an item using our direct-buy functionality in the preceding 52 weeks, measured as of the last day of that period. A client checks out a Fix when she indicates what items she is keeping through our mobile application or on our website. We consider each Men’s, Women’s, or Kids account as a client, even if they share the same household. We had 3,416,000 and 2,930,000 active clients as of November 2, 2019, and October 27, 2018, respectively, representing year-over-year growth of 16.6%.
Factors Affecting Our Performance
Client Acquisition and Engagement
To grow our business, we must continue to acquire clients and successfully engage them. We believe that implementing broad-based marketing strategies that increase our brand awareness has the potential to strengthen Stitch Fix as a national consumer brand, help us acquire new clients, and drive revenue growth. As our business has achieved a greater scale and we are able to support a large and growing client base, we have increased our investments in marketing to take advantage of more marketing channels to efficiently acquire clients. For example, we continued to increase our advertising spend, from $38.9 million for the three months ended October 27, 2018, to $50.7 million for the three months ended November 2, 2019, to support the growth of our business. We expect to continue to make significant marketing investments to grow our business. We currently utilize both digital and offline channels to attract new visitors to our website or mobile app and subsequently convert them into clients. Our current marketing efforts include client referrals, affiliate programs, partnerships, display advertising, television, print, radio, video, content, direct mail, social media, email, mobile “push” communications, search engine optimization, and keyword search campaigns.
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
Cost of Goods Sold
Cost of goods sold consists of the costs of merchandise, expenses for shipping to and from clients and inbound freight, inventory write-offs and changes in our inventory reserve, payment processing fees, and packaging materials costs, offset by the recoverable cost of merchandise estimated to be returned. We expect our cost of goods sold to fluctuate as a percentage of revenue primarily due to how we manage our inventory and merchandise mix. Our classification of cost of goods sold may vary from other companies in our industry and may not be comparable.
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

Results of Operations
Comparison of the Three Months Ended November 2, 2019, and October 27, 2018
The following table sets forth our results of operations for the periods indicated:

	For the Three Months Ended		%
(in thousands)	November 2, 2019	October 27, 2018	Change
Revenue, net	$444,815	$366,236	21.5%
Cost of goods sold	243,513	201,068	21.1%
Gross profit	201,302	165,168	21.9%
Selling, general, and administrative expenses	201,142	154,271	30.4%
Operating income (loss)	160	10,897	(98.5)%
Interest (income) expense	(1,653)	(1,399)	18.2%
Other (income) expense, net	834	(120)	*
Income before income taxes	979	12,416	(92.1)%
Provision for income taxes	1,157	1,738	(33.4)%
Net income (loss)	$(178)	$10,678	(101.7)%

* Not meaningful
 The following table sets forth the components of our results of operations as a percentage of revenue:

	For the Three Months Ended
	November 2, 2019	October 27, 2018
Revenue, net	100.0%	100.0%
Cost of goods sold	54.7%	54.9%
Gross margin	45.3%	45.1%
Selling, general, and administrative expenses	45.3%	42.1%
Operating income (loss)	—%	3.0%
Interest (income) expense	(0.4)%	(0.4)%
Other (income) expense, net	0.2%	—%
Income before income taxes	0.2%	3.4%
Provision for income taxes	0.2%	0.5%
Net income (loss)	—%	2.9%
Revenue and Gross Margin
Revenue increased by $78.6 million, or 21.5%, during the three months ended November 2, 2019, compared with the same period last year. The increase in revenue was primarily attributable to a 16.6% increase in active clients from October 27, 2018, to November 2, 2019, which drove increased sales of merchandise, and an increase in revenue per active client.
Gross margin for the three months ended November 2, 2019, increased 0.2% compared with the same period last year. The increase was primarily driven by improvements in merchandise costs and operational efficiencies, partially offset by an increase in inventory reserves.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased by $46.9 million for the three months ended November 2, 2019, compared with the same period last year. As a percentage of revenue, selling, general, and administrative expenses increased to 45.3% for the three months ended November 2, 2019, compared with 42.1% for the three months ended October 27, 2018.
The increase for the three months ended November 2, 2019, compared with the same period last year, was primarily related to higher compensation and benefits expense and stock-based compensation due to increased headcount as we continued to invest in talent, higher advertising spend year over year to support the growth of our business, and expansion of our fulfillment centers and offices.

Provision for Income Taxes
The following table summarizes our effective tax rate from income for the periods presented:

	For the Three Months Ended
(in thousands)	November 2, 2019	October 27, 2018
Income before income taxes	$979	$12,416
Provision for income taxes	1,157	1,738
Effective tax rate	118.2%	14.0%
We are primarily subject to income taxes in the United States. Our effective tax rate for the three months ended November 2, 2019, differs from the federal statutory income tax rate primarily due to impacts from tax reform, certain nondeductible expenses, tax expense related to employee share-based awards, and state taxes which are offset by the benefit of allowable credits.
Our effective tax rate for the three months ended October 27, 2018, differed from the federal statutory income tax rate primarily due to lower tax rates in foreign jurisdictions where international expansion expenses are incurred, and certain nondeductible expenses and state taxes, partially offset by the benefits on stock-based compensation deductions and allowable credits.
Liquidity and Capital Resources
Sources of Liquidity
Our principal sources of liquidity since inception have been our cash flows from operations, as well as the net proceeds we received through private sales of equity securities and our IPO. We have had positive and growing cash flows from operations since 2014. As of November 2, 2019, we had raised an aggregate of $169.6 million of equity capital including proceeds from our IPO. We had $151.8 million of cash and cash equivalents and investments of $236.0 million as of November 2, 2019. Our investment balance includes $145.5 million of short-term investments with contractual maturities of 12 months or less as of November 2, 2019.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated below:

	For the Three Months Ended
(in thousands)	November 2, 2019	October 27, 2018
Net cash provided by operating activities	$27,524	$50,966
Net cash used in investing activities	(46,521)	(175,778)
Net cash provided by (used in) financing activities	(1,694)	637
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(20,691)	$(124,175)
Cash provided by operating activities
During the three months ended November 2, 2019, cash provided by operating activities was $27.5 million, which consisted of net loss of $0.2 million, adjusted by non-cash charges of $16.6 million, and a change of $11.1 million in our net operating assets and liabilities. The non-cash charges were largely driven by $12.1 million of stock-based compensation expense, $4.7 million of depreciation and amortization, and $1.8 million of inventory obsolescence reserves. The change in our net operating assets and liabilities was primarily due to an increase of $37.9 million in accounts payable and accrued liabilities related to increased business activity and timing of payments, substantially offset by an increase of $31.8 million in our inventory balance due to increased inventory purchases to support our growth.
During the three months ended October 27, 2018, cash provided by operating activities was $51.0 million, which consisted of net income of $10.7 million, adjusted by non-cash charges of $10.3 million and a change of $30.0 million in our net operating assets and liabilities. The non-cash charges were largely driven by $6.6 million of stock-based compensation expense, $3.2 million of depreciation and amortization, and a $1.1 million increase in deferred tax expense. The change in our net operating assets and liabilities was primarily due to an increase of $50.4 million in accounts payable and accrued liabilities related to increased business activity, substantially offset by an increase of $23.2 million in our inventory balance due to increased inventory purchases to support our growth.
Cash used in investing activities
During the three months ended November 2, 2019, and October 27, 2018, cash used in investing activities was $46.5 million and $175.8 million, respectively. During the three months ended November 2, 2019, cash used in investing activities was primarily related to our investment of $67.5 million in highly rated available-for-sale securities and $7.5 million in purchases of property and equipment, partially offset by maturities of available-for-sale securities of $23.2 million. During the three months ended October 27, 2018, cash used in investing activities was primarily related to the purchase of securities available-for-sale.
Cash provided by (used in) financing activities
During the three months ended November 2, 2019, cash used in financing activities was $1.7 million, which was primarily due to tax withholding related to vesting of restricted stock units, partially offset by proceeds from the exercise of stock options.
During the three months ended October 27, 2018, cash provided by financing activities was $0.6 million, primarily due to the proceeds from the exercise of stock options, partially offset by tax withholding related to vesting of restricted stock units.
Contractual Obligations and Other Commitments
Commitments
In November 2019, the Company executed an agreement for cloud computing services. The agreement was effective as of November 1, 2019, and continues through October 30, 2022. The Company has a total minimum commitment of $23.5 million with annual commitments ranging from $7.5 million to $8.0 million.
There have been no other material changes to our contractual obligations and other commitments as disclosed in our Annual Report on Form 10-K for the fiscal year ended August 3, 2019 (“2019 Annual Report”).
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
There have been no material changes to our critical accounting policies, other than those discussed in Note 2 of our condensed consolidated financial statements related to the adoption of ASU 2016-02, Leases (Topic 842), as compared to the critical accounting policies and significant judgments and estimates disclosed in our 2019 Annual Report.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We are primarily exposed to market risks through interest rate risk on our investments. As of November 2, 2019, we had $236.0 million in highly rated investments accounted for as available-for-sale securities, which are presented on our balance sheet at their fair market value. These interest-earning instruments carry a degree of interest rate risk; however, a hypothetical 10% change in interest rates during the three months ended November 2, 2019, would not have had a material impact on our condensed consolidated financial statements.
Foreign Currency Risk
As of November 2, 2019, our revenue was earned in U.S. dollars and British pound sterling. Our expansion into the UK exposes us to fluctuations in foreign currency exchange rates. Fluctuations in foreign currency exchange rates may also result in transaction gains or losses on transactions in currencies other than the U.S. Dollar or British pound sterling. For the three months ended November 2, 2019, a hypothetical 10% increase or decrease in current exchange rates would not have had a material impact on our condensed consolidated financial results.

ITEM 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report. Based on the evaluation of our disclosure controls and procedures as of November 2, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses in our internal control, our disclosure controls and procedures were not effective as of November 2, 2019.
Material Weakness in Internal Control Over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.
As previously disclosed, throughout fiscal 2019 we implemented processes and procedures designed to remediate the material weakness identified in connection with the audit of our Consolidated Financial Statements for the year ended July 28, 2018. We have continued to review, confirm, and test these initiatives and, in connection with those efforts, as of August 3, 2019, we identified a material weakness in our internal control over financial reporting associated with certain outsourced IT service providers and related material weaknesses in our COSO components as described below.
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
Notwithstanding the identified outsourced IT service providers and related COSO material weaknesses, management has concluded that the Consolidated Financial Statements included in this Quarterly Report present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. GAAP.
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

Changes in Internal Control over Financial Reporting
Other than the remediation efforts underway, there were no changes during the quarter ended November 2, 2019 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On October 11, 2018, October 26, 2018, November 16, 2018, and December 10, 2018, four putative class action lawsuits alleging violations of the federal securities laws were filed in the U.S. District Court for the Northern District of California, naming as defendants us and certain of our officers. The four lawsuits each make the same allegations of violations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), by us and our officers for allegedly making materially false and misleading statements regarding our active client growth and strategy with respect to television advertising between June 2018 and October 2018. The plaintiffs seek unspecified monetary damages and other relief. The four lawsuits have been consolidated and a lead plaintiff has been appointed. On September 18, 2019, the lead plaintiff in the consolidated class action lawsuits filed a consolidated complaint for violation of the federal securities laws. On October 28, 2019, we and other defendants filed a motion to dismiss the consolidated complaint. The lead plaintiff’s opposition to the motion to dismiss is due on December 9, 2019, and defendants’ reply in support of our motion to dismiss is due on December 30, 2019. A hearing on the motion to dismiss is currently set for January 23, 2020. We believe these claims are without merit and intend to vigorously defend against them.
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
The largest portion of our revenue today comes from the sale of Women’s apparel. From 2015 to 2018, we expanded our merchandise offering into categories including Petite, Maternity, Men’s, Plus, Premium Brands, and Kids; began offering different product types including, accessories, and Extras; and expanded the number of brands we offer. In May 2019, we launched our service in the UK market. In June 2019, we introduced a direct-buy functionality with Shop New Colors, allowing clients in the United States to buy previously purchased items in new colors, prints, and sizes. We continue to explore additional offerings to serve our existing clients, attract new clients, and expand our geographic scope. For example, we are in the process of expanding the availability of Shop Your Looks, an offering that allows clients to discover and shop personalized outfits with new items that complement their prior purchases.
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
Our current merchandise offerings have a range of margin profiles and we believe new offerings will also have a broad range of margin profiles that will affect our operating results. New businesses generally contribute lower margins and imported merchandise may be subject to tariffs or duties that lower margins. Additionally, as we enter into new categories and markets, we may not have as high purchasing power as we do in our current offerings, which could increase our costs of goods sold and further reduce our margins. Expansion of our merchandise offerings and geographic scope may also strain our management and operational resources, specifically the need to hire and manage additional merchandise buyers to source new merchandise and to allocate new categories across our distribution network. We may also face greater competition in specific categories or regions from companies that are more focused on these areas. For example, now that we have launched in the UK, we compete with existing businesses that have been providing similar services in the region and may be more familiar with trends and customer preferences in that market. Also, our entry into the Kids category means we now compete with a number of additional companies that have been in the Kids category for a longer period of time and may have more experience in children’s clothing. If any of the above were to occur, it could damage our reputation, limit our growth, and have an adverse effect on our operating results.
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
More than 5,100 of our employees are stylists, most of whom work remotely and on a part-time basis for us and are paid hourly. They track and report the time they spend working for us. These employees are classified as nonexempt under federal and state law. If we fail to effectively manage our stylists, including by ensuring accurate tracking and reporting of their hours worked and proper processing of their hourly wages, then we may face claims alleging violations of wage and hour employment laws, including, without limitation, claims of back wages, unpaid overtime pay, and missed meal and rest periods. Any such employee litigation could be attempted on a class or representative basis. Such litigation can be expensive and time-consuming regardless of whether the claims against us are valid or whether we are ultimately determined to be liable, and could divert management’s attention from our business. We could also be adversely affected by negative publicity, litigation costs resulting from the defense of these claims, and the diversion of time and resources from our operations.
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
As of August 3, 2019, we identified a material weakness in our internal control over financial reporting associated with certain outsourced IT service providers and related material weaknesses in components of the internal control framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Specifically, we rely on a variety of outsourced IT service providers for key elements of the technology infrastructure impacting our financial reporting process. Certain of these outsourced IT service providers could not provide System and Organization Controls reports or, if they did, they were for periods that did not closely align with our fiscal year end. As such, we did not have controls designed to assess the design and operation of internal controls pertaining to these outsourced IT service providers over our period of reliance. Given that management did not effectively assess the design and operation of certain outsourced IT service providers’ internal controls, certain of our controls over IT systems and business processes were also ineffective, to the extent that they rely upon information that was subject to the outsourced IT service providers’ control environment. These deficiencies impact substantially all financial statement account balances and disclosures, and when aggregated represent a material weakness in internal control over financial reporting. Given the outsourced IT service providers material weakness, we identified related COSO material weaknesses, including (a) deficiencies in the principles associated with the control activities component of the COSO framework relating to: (i) selecting and developing control activities and information technology that contribute to the mitigation of risks and support achievement of objectives, and (ii) selecting and developing general control activities over technology to support the achievement of objectives and (b) deficiencies in the principles associated with the monitoring component of the COSO framework relating to selecting, developing, and performing ongoing evaluation to ascertain whether the components of internal control are present and functioning.
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
We currently have three patents issued and a number of additional patent applications pending in the United States. We have also filed patent applications in the People’s Republic of China. The patent we own and those that may be issued in the future may not provide us with any competitive advantages or may be challenged by third parties, and our patent applications may never be granted. Even if issued, there can be no assurance that these patents will adequately protect our intellectual property or survive a legal challenge, as the legal standards relating to the validity, enforceability, and scope of protection of patent and other intellectual property rights are uncertain. Our limited patent protection may restrict our ability to protect our technologies and processes from competition. We primarily rely on trade secret laws to protect our technologies and processes, including the algorithms we use throughout our business. Others may independently develop the same or similar technologies and processes, or may improperly acquire and use information about our technologies and processes, which may allow them to provide a service similar to ours, which could harm our competitive position.
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
In general, we have not historically collected state or local sales, use, or other similar taxes in any jurisdictions in which we do not have a tax nexus, in reliance on court decisions or applicable exemptions that restrict or preclude the imposition of obligations to collect such taxes with respect to online sales of our products. In addition, we have not historically collected state or local sales, use, or other similar taxes in certain jurisdictions in which we do have a physical presence, in reliance on applicable exemptions. On June 21, 2018, the U.S. Supreme Court decided, in South Dakota v. Wayfair, Inc., that state and local jurisdictions may, at least in certain circumstances, enforce a sales and use tax collection obligation on remote vendors that have no physical presence in such jurisdiction. A number of states have already begun, or have positioned themselves to begin, requiring sales and use tax collection by remote vendors and/or by online marketplaces. The details and effective dates of these collection requirements vary from state to state. While we now collect, remit, and report sales tax in all states that impose a sales tax, it is still possible that one or more jurisdictions may assert that we have liability for previous periods for which we did not collect sales, use, or other similar taxes, and if such an assertion or assertions were successful it could result in substantial tax liabilities, including for past sales taxes and penalties and interest, which could materially adversely affect our business, financial condition, and operating results.
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
We are subject to income- and non-income-based taxes in the United States under federal, state, and local jurisdictions and in the UK. The governing tax laws and applicable tax rates vary by jurisdiction and are subject to interpretation. Various tax authorities may disagree with tax positions we take and if any such tax authorities were to successfully challenge one or more of our tax positions, the results could have a material effect on our operating results. Further, the ultimate amount of tax payable in a given financial statement period may be materially impacted by sudden or unforeseen changes in tax laws, changes in the mix and level of earnings by taxing jurisdictions, or changes to existing accounting rules or regulations. The determination of our overall provision for income and other taxes is inherently uncertain as it requires significant judgment around complex transactions and calculations. As a result, fluctuations in our ultimate tax obligations may differ materially from amounts recorded in our financial statements and could adversely affect our business, financial condition, and operating results in the periods for which such determination is made.
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
If our existing stockholders sell or indicate an intention to sell, substantial amounts of our Class A common stock in the public market, the trading price of our Class A common stock could decline. In addition, shares underlying any outstanding options and restricted stock units will become eligible for sale if exercised or settled, as applicable, and to the extent permitted by the provisions of various vesting agreements and Rule 144 of the Securities Act. All the shares of Class A and Class B common stock subject to stock options and restricted stock units outstanding and reserved for issuance under our 2011 Equity Incentive Plan, as amended, our 2017 Incentive Plan, and our 2019 Inducement Plan have been registered on Form S-8 under the Securities Act and such shares are eligible for sale in the public markets, subject to Rule 144 limitations applicable to affiliates. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our Class A common stock could decline.
The dual class structure of our common stock concentrates voting control with our executive officers, directors and their affiliates, and may depress the trading price of our Class A common stock.
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As a result, the holders of our Class B common stock, including our directors, executive officers, and their affiliates, are able to exercise considerable influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stock holdings represent less than 50% of the outstanding shares of our capital stock. As of December 4, 2019, 47,079,025 of our 101,726,682 shares outstanding were held by our directors, executive officers, and their affiliates, and 46,267,807 of such shares held by our directors, executive officers, and their affiliates were shares of Class B common stock. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests. This control may adversely affect the market price of our Class A common stock.
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
On December 9, 2019, we entered into an agreement with Paul Yee, pursuant to which we agreed that his employment would terminate on January 3, 2020. Pursuant to this agreement, we agreed to (a) pay Mr. Yee $220,000 in January 2020 and $220,000 in June 2020; and (b) pay for the continuation of his health care coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985 through December 31, 2020. Pursuant to this agreement, Mr. Yee has agreed to release any and all claims against us related to his employment and separation. The agreement also contains confidentiality and other customary restrictive covenants.

ITEM 6.	EXHIBITS

	Exhibit Number	Description	Incorporation By Reference
			Form	SEC File No.	Exhibit	Filing Date	Filed or Furnished Herewith
	3.1	Amended and Restated Certificate of Incorporation of Stitch Fix, Inc.	8-K	001-38291	3.1	11/21/2017
	3.2	Amended and Restated Bylaws of Stitch Fix, Inc.	8-K	001-38291	3.2	11/21/2017
	10.1	Stitch Fix, Inc. 2019 Inducement Plan.	S-8	333-234323	99.1	10/25/2019
	10.2	Forms of stock option grant notice, stock option agreement and notice of exercise under the Stitch Fix, Inc. 2019 Inducement Plan.	S-8	333-234323	99.2	10/25/2019
	10.3	Forms of restricted stock unit grant notice and award agreement under the Stitch Fix, Inc. 2019 Inducement Plan.	S-8	333-234323	99.3	10/25/2019
	10.4	Offer Letter, by and between Stitch Fix, Inc. and Elizabeth Spaulding, dated November 7, 2019.					X
	10.5	Separation Agreement, by and between Stitch Fix, Inc. and Paul Yee, dated December 9, 2019.					X
	31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
	31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
	32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
	101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X
	101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
	104	Cover Page Interactive Data File (the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
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

Stitch Fix, Inc.
Date:	December 10, 2019	By:	/s/ Paul Yee
Paul Yee
Chief Financial Officer
(Principal Financial and Accounting Officer)