Form 10-Q
period 2020-02-01
Stitch Fix, Inc.
filed 2020-03-10
CIK 1576942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 1, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of March 4, 2020, the number of outstanding shares of the registrant’s Class A common stock, par value $0.00002 per share, was 56,522,096, and the number of outstanding shares of the registrant’s Class B common stock, par value $0.00002 per share, was 45,954,513.

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

Stitch Fix, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	February 1, 2020	August 3, 2019
Assets
Current assets:
Cash and cash equivalents	$165,989	$170,932
Short-term investments	134,592	143,276
Inventory, net	147,236	118,216
Prepaid expenses and other current assets	38,513	49,980
Total current assets	486,330	482,404
Long-term investments	96,657	53,372
Property and equipment, net	63,158	54,888
Operating lease right-of-use assets	123,490	—
Deferred tax assets	27,047	22,175
Other long-term assets	3,046	3,227
Total assets	$799,728	$616,066
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$86,092	$90,883
Operating lease liabilities	23,475	—
Accrued liabilities	84,904	69,734
Gift card liability	10,393	7,233
Deferred revenue	11,273	11,997
Other current liabilities	3,934	2,784
Total current liabilities	220,071	182,631
Operating lease liabilities, net of current portion	125,925	—
Deferred rent, net of current portion	—	24,439
Other long-term liabilities	14,822	12,996
Total liabilities	360,818	220,066
Commitments and contingencies (Note 6)
Stockholders’ equity:
Class A common stock, $0.00002 par value – 2,000,000,000 shares authorized as of February 1, 2020, and August 3, 2019; 56,362,550 and 54,551,240 shares issued and outstanding as of February 1, 2020, and August 3, 2019, respectively	1	1
Class B common stock, $0.00002 par value – 100,000,000 shares authorized as of February 1, 2020, and August 3, 2019; 46,081,625 and 46,846,240 shares issued and outstanding as of February 1, 2020, and August 3, 2019, respectively	1	1
Additional paid-in capital	308,687	279,511
Accumulated other comprehensive income (loss)	2,294	(187)
Retained earnings	127,927	116,674
Total stockholders’ equity	438,910	396,000
Total liabilities and stockholders’ equity	$799,728	$616,066
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stitch Fix, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(In thousands, except share and per share amounts)

	For the Three Months Ended		For the Six Months Ended
	February 1, 2020	January 26, 2019	February 1, 2020	January 26, 2019
Revenue, net	$451,784	$370,280	$896,599	$736,516
Cost of goods sold	249,597	207,131	493,110	408,199
Gross profit	202,187	163,149	403,489	328,317
Selling, general, and administrative expenses	193,689	147,738	394,831	302,009
Operating income	8,498	15,411	8,658	26,308
Interest (income) expense	(1,477)	(1,170)	(3,130)	(2,569)
Other (income) expense, net	28	(453)	862	(573)
Income before income taxes	9,947	17,034	10,926	29,450
Provision (benefit) for income taxes	(1,484)	5,058	(327)	6,796
Net income (loss)	$11,431	$11,976	$11,253	$22,654
Other comprehensive income (loss):
Change in unrealized gain (loss) on available-for-sale securities, net of tax	247	104	75	22
Foreign currency translation	651	93	2,406	119
Total other comprehensive income (loss), net of tax	898	197	2,481	141
Comprehensive income	$12,329	$12,173	$13,734	$22,795
Net income (loss) attributable to common stockholders:
Basic	$11,431	$11,968	$11,253	$22,632
Diluted	$11,431	$11,968	$11,253	$22,633
Earnings (loss) per share attributable to common stockholders:
Basic	$0.11	$0.12	$0.11	$0.23
Diluted	$0.11	$0.12	$0.11	$0.22
Weighted-average shares used to compute earnings (loss) per share attributable to common stockholders:
Basic	102,045,087	99,590,187	101,801,666	99,278,599
Diluted	104,637,548	102,817,838	104,018,782	103,597,316

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stitch Fix, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	For the Three Months Ended January 26, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of October 27, 2018	99,434,225	$2	$243,086	$(56)	$90,471	$333,503
Issuance of common stock upon exercise of stock options	390,308	—	(69)	—	—	(69)
Issuance of restricted stock units, net of tax withholdings	84,268	—	(918)	—	—	(918)
Vesting of early exercised options	—	—	88	—	—	88
Stock-based compensation	—	—	8,512	—	—	8,512
Net income (loss)	—	—	—	—	11,976	11,976
Other comprehensive income (loss), net of tax	—	—	—	197	—	197
Balance as of January 26, 2019	99,908,801	$2	$250,699	$141	$102,447	$353,289

	For the Three Months Ended February 1, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of November 2, 2019	101,708,646	$2	$290,720	$1,396	$116,496	$408,614
Issuance of common stock upon exercise of stock options	503,891	—	5,140	—	—	5,140
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	231,638	—	(3,044)	—	—	(3,044)
Stock-based compensation	—	—	15,871	—	—	15,871
Net income (loss)	—	—	—	—	11,431	11,431
Other comprehensive income (loss), net of tax	—	—	—	898	—	898
Balance as of February 1, 2020	102,444,175	$2	$308,687	$2,294	$127,927	$438,910

	For the Six Months Ended January 26, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 28, 2018	98,799,861	$2	$235,312	$—	$79,758	$315,072
Cumulative effect of adopting accounting standards(1)	—	—	—	—	35	35
Issuance of common stock upon exercise of stock options	968,415	—	1,931	—	—	1,931
Issuance of restricted stock units, net of tax withholdings	140,525	—	(2,281)	—	—	(2,281)
Vesting of early exercised options	—	—	178	—	—	178
Stock-based compensation	—	—	15,559	—	—	15,559
Net income (loss)	—	—	—	—	22,654	22,654
Other comprehensive income (loss), net of tax	—	—	—	141	—	141
Balance as of January 26, 2019	99,908,801	$2	$250,699	$141	$102,447	$353,289

	For the Six Months Ended February 1, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of August 3, 2019	101,397,480	2	279,511	(187)	116,674	$396,000
Issuance of common stock upon exercise of stock options	626,559	—	5,658	—	—	5,658
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	420,136	—	(5,256)	—	—	(5,256)
Stock-based compensation	—	—	28,774	—	—	28,774
Net income (loss)	—	—	—	—	11,253	11,253
Other comprehensive income (loss), net of tax	—	—	—	2,481	—	2,481
Balance as of February 1, 2020	102,444,175	$2	$308,687	$2,294	$127,927	$438,910

(1) See Note 2, Summary of Significant Accounting Policies, of the Notes to the Condensed Consolidated Financial Statements for more details on the cumulative effect of adopting accounting standards.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stitch Fix, Inc.
Condensed Consolidated Statements of Cash Flow
(Unaudited)
(In thousands)

	For the Six Months Ended
	February 1, 2020	January 26, 2019
Cash Flows from Operating Activities
Net income (loss)	$11,253	$22,654
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	(4,865)	(2,288)
Inventory reserves	2,831	4,853
Stock-based compensation expense	27,881	14,747
Depreciation, amortization, and accretion	10,347	6,456
Other	71	—
Change in operating assets and liabilities:
Inventory	(31,586)	(22,928)
Prepaid expenses and other assets	5,167	1,546
Operating lease right-of-use assets and liabilities	141	—
Accounts payable	(4,870)	7,012
Accrued liabilities	15,254	17,689
Deferred revenue	(729)	3,822
Gift card liability	3,160	3,512
Other liabilities	4,187	592
Net cash provided by operating activities	38,242	57,667
Cash Flows from Investing Activities
Purchases of property and equipment	(11,446)	(11,903)
Purchases of securities available-for-sale	(129,925)	(185,994)
Sales of securities available-for-sale	14,095	1,163
Maturities of securities available-for-sale	81,675	9,500
Net cash used in investing activities	(45,601)	(187,234)
Cash Flows from Financing Activities
Proceeds from the exercise of stock options, net	5,658	1,931
Payments for tax withholding related to vesting of restricted stock units	(5,256)	(2,281)
Net cash provided by (used in) financing activities	402	(350)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(6,957)	(129,917)
Effect of exchange rate changes on cash	2,014	(103)
Cash, cash equivalents, and restricted cash at beginning of period	170,932	310,366
Cash, cash equivalents, and restricted cash at end of period	$165,989	$180,346
Components of Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents	$165,989	$167,496
Restricted cash – current portion	—	250
Restricted cash – long-term portion	—	12,600
Total cash, cash equivalents, and restricted cash	$165,989	$180,346
Supplemental Disclosure
Cash paid for income taxes	$90	$191
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$4,474	$4,741
Capitalized stock-based compensation	$893	$812
Vesting of early exercised options	$—	$178
Leasehold improvements paid by landlord	$7,406	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stitch Fix, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Description of Business
Stitch Fix, Inc. (“we,” “our,” “us” or “the Company”) delivers one-to-one personalization to our clients through the combination of data science and human judgment. Our stylists hand select items from a broad range of merchandise. Stylists pair their own judgment with our analysis of client and merchandise data to provide a personalized shipment of apparel, shoes, and accessories suited to each client’s needs. We call each of these unique shipments a Fix. After receiving a Fix, our clients purchase the items they want to keep and return the other items. We also offer a direct-buy functionality that allows clients the flexibility of purchasing items outside of a Fix. Through direct buy, clients are offered previously purchased items in different colors, sizes, or prints, as well as a personalized set of algorithmically generated items based on items they have already bought from us. No styling fee is charged for direct purchases. We are incorporated in Delaware and have operations in the United States and the United Kingdom.
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
Restricted Cash
Restricted cash represented cash balances held in segregated accounts collateralizing letters of credit for our leased properties at January 26, 2019.
Short-Term and Long-Term Investments
The Company’s short-term and long-term investments have been classified and accounted for as available-for-sale securities. We determine the appropriate classification of our investments at the time of purchase and reevaluate the classification at each balance sheet date. Available-for-sale securities with maturities of 12 months or less are classified as short-term and available-for-sale securities with maturities greater than 12 months are classified as long-term. The Company’s available-for-sale securities are carried at fair value, with unrealized gains and losses, net of taxes, reported within accumulated other comprehensive income (loss) (“AOCI”) in stockholders’ equity, with the exception of unrealized losses believed to be other-than-temporary, which are reported in earnings in the current period, if applicable. The cost of securities sold is based upon the specific identification method.
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

We deduct discounts, sales tax, and estimated refunds to arrive at net revenue. Sales tax collected from clients is not considered revenue and is included in accrued liabilities until remitted to the taxing authorities. All shipping and handling costs are accounted for as fulfillment costs in cost of goods sold and as selling, general, and administrative expense (“SG&A”), respectively, and are therefore not evaluated as a separate performance obligation. Discounts are recorded as a reduction to revenue when the order is accepted. We record a refund reserve based on our historical refund patterns. Our refund reserve, which is included in accrued liabilities in the condensed consolidated balance sheets, was $2.4 million and $3.1 million as of February 1, 2020, and August 3, 2019, respectively.
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
Contractual liabilities included in deferred revenue, gift card liability, and other current liabilities were $11.3 million, $10.4 million, and $2.6 million, respectively, at February 1, 2020, and $12.0 million, $7.2 million, and $1.6 million, respectively, at August 3, 2019. During the three months ended February 1, 2020, the Company recognized $0.2 million, $0.7 million, and $0.1 million of revenue included in deferred revenue, gift card liability, and other current liabilities, respectively, at August 3, 2019. During the six months ended February 1, 2020, the Company recognized $11.1 million, $2.1 million, and $0.6 million of revenue included in deferred revenue, gift card liability, and other current liabilities, respectively, at August 3, 2019.
Deferred revenue related to upfront styling fees totaled $7.9 million as of February 1, 2020, and $9.6 million as of August 3, 2019. Deferred revenue related to Style Pass annual fees totaled $3.3 million as of February 1, 2020, and $2.3 million as of August 3, 2019.
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
No client accounted for greater than 10% of total revenue, net for the three and six months ended February 1, 2020, and January 26, 2019, respectively.
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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes. This update amends and simplifies the accounting for income taxes by eliminating certain exceptions in existing guidance related to performing intraperiod tax allocation, calculating interim period taxes, and recognizing deferred taxes for investments. The update also provides new guidance to reduce complexity in certain areas. This standard is effective beginning in our first fiscal quarter of 2022 with early adoption permitted. We are currently evaluating the impact that this standard will have on our consolidated financial statements.
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
Our financial instruments consist of cash and cash equivalents, short-term and long-term investments, accounts payable, and accrued liabilities. At February 1, 2020, and August 3, 2019, the carrying values of cash and cash equivalents, accounts payable, and accrued liabilities approximated fair value due to their short-term maturities.
The following table sets forth the amortized cost, gross unrealized gains, gross unrealized losses and fair values of our short-term and long-term investments accounted for as available-for-sale securities as of February 1, 2020, and August 3, 2019:

	February 1, 2020				August 3, 2019
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial Assets:
Investments:
U.S. Treasury securities	$68,970	$150	$—	$69,120	$49,807	$100	$—	$49,907
Commercial paper	34,828	—	—	34,828	29,761	—	—	29,761
Asset-backed securities	44,566	176	—	44,742	42,587	145	—	42,732
Corporate bonds	82,287	272	—	82,559	73,969	279	—	74,248
Total	$230,651	$598	$—	$231,249	$196,124	$524	$—	$196,648
The following table sets forth the fair value of available-for-sale securities by contractual maturity as of February 1, 2020, and August 3, 2019:

	February 1, 2020				August 3, 2019
(in thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Financial Assets:
Investments:
U.S. Treasury securities	$47,774	$21,346	$—	$69,120	$44,772	$5,135	$—	$49,907
Commercial paper	34,828	—	—	34,828	29,761	—	—	29,761
Asset-backed securities	3,806	40,936	—	44,742	5,412	37,320	—	42,732
Corporate bonds	48,184	34,375	—	82,559	63,331	10,917	—	74,248
Total	$134,592	$96,657	$—	$231,249	$143,276	$53,372	$—	$196,648

The following table sets forth our cash equivalents, and short-term and long-term investments accounted for as available-for-sale securities that were measured at fair value on a recurring basis based on the fair value hierarchy as of February 1, 2020, and August 3, 2019:

	February 1, 2020				August 3, 2019
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$5,998	$—	$—	$5,998	$6,427	$—	$—	$6,427
Commercial paper	—	—	—	—	—	11,970	—	11,970
Investments:
U.S. Treasury securities	69,120	—	—	69,120	49,907	—	—	49,907
Commercial paper	—	34,828	—	34,828	—	29,761	—	29,761
Asset-backed securities	—	44,742	—	44,742	—	42,732	—	42,732
Corporate bonds	—	82,559	—	82,559	—	74,248	—	74,248
Total	$75,118	$162,129	$—	$237,247	$56,334	$158,711	$—	$215,045
There were no transfers of financial assets or liabilities into or out of Level 1, Level 2, or Level 3 for the three and six months ended February 1, 2020, and January 26, 2019.

4. Leases
On August 4, 2019, we adopted ASU 2016-02. Upon adoption, we recognized operating lease right-of-use assets and operating lease liabilities of $133.0 million and $158.7 million, respectively. As part of this adoption, we elected to not record operating lease right-of-use assets or operating lease liabilities for leases with an initial term of 12 months or less. We also elected to combine lease and non-lease components on all new or modified leases into a single lease component.
Our leasing portfolio includes various lease arrangements for our corporate offices and fulfillment centers. Such leases generally have original lease terms between five and eight years, and often include one or more options to renew. We include options to extend in the lease term if they are reasonably certain of being exercised. We do not currently consider our renewal options to be reasonably certain to be exercised. We do not have residual value guarantees associated with our leases. Short-term lease payments were not material for the three and six months ended February 1, 2020.
The following table includes the components of our rent expense recorded in selling, general, and administrative expense:

	For the Three Months Ended	For the Six Months Ended
(in thousands)	February 1, 2020	February 1, 2020
Operating lease cost	$7,268	$14,482
Variable lease costs	1,438	2,947
Sublease income	(492)	(866)
Total	$8,214	$16,563
Certain leases contain variable payments, which are expensed as incurred and not included in our operating lease right-of-use assets and operating lease liabilities. These amounts primarily include payments for maintenance, utilities, taxes, and insurance on our office and fulfillment center leases. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of future minimum lease payments at lease commencement. The Company calculates the present value of its leases using an estimated incremental borrowing rate, which requires judgment. Our incremental borrowing rate is determined for each lease using a peer group of companies with similar credit profiles, adjusted for the impact of collateralization and lease term.
The following is a schedule by year of the maturities of operating lease liabilities with original terms in excess of one year, as of February 1, 2020:

(in thousands)	February 1, 2020
Remainder of 2020	$14,623
2021	29,684
2022	27,416
2023	25,143
2024	20,953
2025	16,362
Thereafter	40,326
Total undiscounted future minimum lease payments	174,507
Less imputed interest	(25,107)
Total discounted future minimum lease payments	$149,400
A schedule of the future minimum rental commitments under our non-cancelable operating lease agreements with an initial or remaining term in excess of one year as of August 3, 2019, in accordance with ASC 840 were as follows:

(in thousands)	August 3, 2019
2020	$27,018
2021	27,680
2022	25,451
2023	23,258
2024	19,696
Thereafter	56,687
Total	$179,790
The weighted average remaining term for our leases as of February 1, 2020 was 6.5 years. The weighted average discount rate for our leases as of February 1, 2020 was 4.5%.
Supplemental cash flow information related to our leases is as follows:

For the Six Months Ended
(in thousands)	February 1, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$15,621
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	133,091

In January 2020, we entered into an agreement to lease approximately 700,000 square feet of space to be used as a fulfillment center in Plainfield, Indiana. We expect to classify this lease as an operating lease, with a commencement date before the end of fiscal year 2020. The lease expires in 2030 and we expect to record operating lease costs of approximately $28.6 million over the life of the lease.
5. Accrued Liabilities
Accrued liabilities consisted of the following:

(in thousands)	February 1, 2020	August 3, 2019
Compensation and related benefits	$10,967	$9,494
Advertising	18,297	12,922
Sales taxes	8,189	6,956
Shipping and freight	9,849	7,045
Accrued accounts payable	7,921	7,550
Inventory purchases	19,046	15,703
Other	10,635	10,064
Total accrued liabilities	$84,904	$69,734

6. Commitments and Contingencies
Commitments
In November 2019, the Company executed an agreement for cloud computing services. The agreement was effective as of November 1, 2019, and continues through October 30, 2022. The Company has a total minimum commitment of $23.5 million with annual commitments ranging from $7.5 million to $8.0 million.
Refer to “Note 4 - Leases” for information regarding lease commitments.
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
On October 11, 2018, October 26, 2018, November 16, 2018, and December 10, 2018, four putative class action lawsuits alleging violations of the federal securities laws were filed in the U.S. District Court for the Northern District of California, naming as defendants us and certain of our officers. The four lawsuits each make the same allegations of violations of the Securities Exchange Act of 1934, as amended, by us and our officers for allegedly making materially false and misleading statements regarding our active client growth and strategy with respect to television advertising between June 2018 and October 2018. The plaintiffs seek unspecified monetary damages and other relief. The four lawsuits have been consolidated and a lead plaintiff has been appointed. On September 18, 2019, the lead plaintiff in the consolidated class action lawsuits filed a consolidated complaint for violation of the federal securities laws. On October 28, 2019, we and other defendants filed a motion to dismiss the consolidated complaint. The lead plaintiff filed an opposition to the motion to dismiss on December 9, 2019, and we and the other defendants filed our reply in support of our motion to dismiss on December 30, 2019. The court has taken the motion under submission.
On December 12, 2018, a derivative action was filed against our directors in the same court, alleging the same violations of securities laws as alleged in the four putative class action cases described above and breach of fiduciary duties. The derivative action has been stayed pending the outcome of the motion to dismiss in the related class action lawsuits. On December 12, 2019, a second derivative action was filed against our directors in the same court, alleging the same violations of securities laws and breach of fiduciary duties as the other derivative action. The second derivative action has also been stayed pending the outcome of the motion to dismiss in the related class action lawsuits.
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

7. Accumulated Other Comprehensive Income (Loss)
The tables below present the changes in AOCI by component and, if applicable, the reclassifications out of AOCI:

	Changes in Accumulated Other Comprehensive Income (Loss)
(in thousands)	Available-for-sale Securities	Foreign Currency Translation	Total
Balance at October 27, 2018	$(82)	$26	$(56)
Other comprehensive income (loss) before reclassifications(1)	104	93	197
Net change in AOCI	104	93	197
Balance at January 26, 2019	$22	$119	$141

	Changes in Accumulated Other Comprehensive Income (Loss)
(in thousands)	Available-for-sale Securities	Foreign Currency Translation	Total
Balance at November 2, 2019	$219	$1,177	$1,396
Other comprehensive income (loss) before reclassifications(1)	249	651	900
Amounts reclassified from AOCI	(2)	—	(2)
Net change in AOCI	247	651	898
Balance at February 1, 2020	$466	$1,828	$2,294

	Changes in Accumulated Other Comprehensive Income (Loss)
(in thousands)	Available-for-sale Securities	Foreign Currency Translation	Total
Balance at July 28, 2018	$—	$—	$—
Other comprehensive income (loss) before reclassifications(1)	22	119	141
Net change in AOCI	22	119	141
Balance at January 26, 2019	$22	$119	$141

	Changes in Accumulated Other Comprehensive Income (Loss)
(in thousands)	Available-for-sale Securities	Foreign Currency Translation	Total
Balance at August 3, 2019	$391	$(578)	$(187)
Other comprehensive income (loss) before reclassifications(1)	77	2,406	2,483
Amounts reclassified from AOCI	(2)	—	(2)
Net change in AOCI	75	2,406	2,481
Balance at February 1, 2020	$466	$1,828	$2,294

 (1)The associated income tax effects for gains / losses on available-for-sale securities were $79 and $267 for the three months ended January 26, 2019, and February 1, 2020, respectively, and $12 and $142 for the six months ended January 26, 2019, and February 1, 2020, respectively.
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
2017 Incentive Plan
In November 2017, our board of directors and stockholders adopted our 2017 Incentive Plan (the “2017 Plan”). The remaining shares available for issuance under the 2011 Plan became reserved for issuance under the 2017 Plan. Our 2017 Plan provides for the grant of Class A incentive stock options to employees, including employees of any parent or subsidiary, and for the grant of nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards, and other forms of stock awards to employees, directors, and consultants, including employees and consultants of our subsidiaries. The number of shares authorized for issuance under the 2017 Plan was 22,207,698 as of February 1, 2020, of which 4,647,010 were available for grant.
2019 Inducement Plan
In October 2019, our board of directors adopted our 2019 Inducement Plan (the “2019 Plan”). Our 2019 Plan provides for the grant of Class A nonqualified stock options and restricted stock unit awards to individuals who satisfy the standards for inducement grants under the relevant Nasdaq Stock Market rules. The number of shares authorized for issuance under the 2019 Plan was 1,750,000 as of February 1, 2020, of which 236,596 were available for grant.
Stock option activity under the 2011 Plan, 2017 Plan, and 2019 Plan is as follows:

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in thousands)
Balance – August 3, 2019	7,070,125	$14.48	7.72	$73,861
Granted	1,514,077	$23.91
Exercised	(626,559)	$9.03
Cancelled	(355,712)	$21.12
Balance – February 1, 2020	7,601,931	$16.74	7.79	$52,311
The aggregate intrinsic value is the difference between the current fair value of the underlying common stock and the exercise price for in-the-money stock options.
The following table summarizes the restricted stock unit (“RSU”) award activity under the 2017 Plan and 2019 Plan:

	Unvested RSUs
	Class A Common Stock	Weighted- Average Grant Date Fair Value
Unvested at August 3, 2019	4,428,845	$27.30
Granted	2,456,130	$22.21
Vested	(420,136)	$27.16
Forfeited	(544,969)	$26.34
Unvested at February 1, 2020	5,919,870	$25.29
Stock-Based Compensation Expense
Stock-based compensation expense for employees was $15.8 million and $27.9 million for the three and six months ended February 1, 2020, respectively, and $8.1 million and $14.7 million for the three and six months ended January 26, 2019, respectively. Stock-based compensation expense is included in selling, general, and administrative expenses in our condensed consolidated statements of operations and comprehensive income.
The weighted-average grant date fair value of options granted during the six months ended February 1, 2020, was $11.59 per share. The weighted-average grant date fair value of options granted during the six months ended January 26, 2019, was $11.03 per share. As of February 1, 2020, the total unrecognized compensation expense related to unvested options and RSUs, net of estimated forfeitures, was $179.4 million, which we expect to recognize over an estimated weighted average period of 2.9 years.

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

	For the Three Months Ended		For the Six Months Ended
	February 1, 2020	January 26, 2019	February 1, 2020	January 26, 2019
Expected term (in years)	5.5 - 6.1	5.5 - 6.5	5.5 - 6.2	5.1 - 6.5
Volatility	50.1%	42.1% -42.1%	50.1% - 51.2%	41.7% - 42.1%
Risk free interest rate	1.6%	2.9% - 3.0%	1.6% - 1.7%	2.8% - 3.0%
Dividend yield	—%	—%	—%	—%

9. Income Taxes
The following table summarizes our effective tax rate from income for the periods presented:

	For the Three Months Ended		For the Six Months Ended
(in thousands)	February 1, 2020	January 26, 2019	February 1, 2020	January 26, 2019
Income before income taxes	$9,947	$17,034	$10,926	$29,450
Provision for income taxes	(1,484)	5,058	(327)	6,796
Effective tax rate	(14.9)%	29.7%	(3.0)%	23.1%

Our effective tax rate for the three and six months ended February 1, 2020, differs from the federal statutory income tax rate primarily due to certain nondeductible expenses and state taxes which are offset by the benefits of allowable credits and excess tax benefits from stock-based compensation.
Our effective tax rate for the three and six months ended January 26, 2019, differed from the federal statutory income tax rate primarily due to lower tax rates in foreign jurisdictions where international expansion expenses are incurred, and certain nondeductible expenses and state taxes, partially offset by the benefits of stock-based compensation deductions and allowable credits.
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
For the calculation of diluted earnings (loss) per share (“EPS”), net income (loss) attributable to common stockholders for basic EPS is adjusted by the effect of dilutive securities. Diluted net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding, including all potentially dilutive common shares. The undistributed earnings are allocated based on the contractual participation rights of the Class A and Class B common shares as if the earnings for the year have been distributed. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis. The computation of the diluted net income (loss) per share of Class A common stock assumes the conversion of Class B common stock, while diluted net income (loss) per share of Class B common stock does not assume the conversion of Class A common stock as Class A common stock is not convertible into Class B common stock.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted EPS attributable to common stockholders is as follows:

	For the Three Months Ended
	February 1, 2020		January 26, 2019
(in thousands, except share and per share amounts)	Class A	Class B	Class A	Class B
Numerator:
Net income (loss)	$6,243	$5,188	$5,166	$6,810
Less: undistributed earnings to participating securities	—	—	(4)	(4)
Net income (loss) attributable to common stockholders - basic	6,243	5,188	5,162	6,806
Reallocation of undistributed earnings (loss) as a result of conversion of Class B to Class A shares	5,188	—	6,806	—
Reallocation of undistributed earnings (loss) to Class B shares	—	64	—	103
Net income (loss) attributable to common stockholders - diluted	$11,431	$5,252	$11,968	$6,909
Denominator:
Weighted-average shares of common stock - basic	55,733,232	46,311,855	42,956,285	56,633,902
Conversion of Class B to Class A common shares outstanding	46,311,855	—	56,633,902	—
Effect of dilutive stock options and restricted stock units	2,592,461	1,760,938	3,227,651	2,721,015
Weighted-average shares of common stock - diluted	104,637,548	48,072,793	102,817,838	59,354,917
Earnings (loss) per share attributable to common stockholders:
Basic	$0.11	$0.11	$0.12	$0.12
Diluted	$0.11	$0.11	$0.12	$0.12

	For the Six Months Ended
	February 1, 2020		January 26, 2019
(in thousands, except share and per share amounts)	Class A	Class B	Class A	Class B
Numerator:
Net income (loss)	$6,113	$5,140	$9,220	$13,434
Less: undistributed earnings to participating securities	—	—	(9)	(13)
Net income (loss) attributable to common stockholders - basic	6,113	5,140	9,211	13,421
Add: adjustments to undistributed earnings to participating securities	—	—	1	1
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	5,140	—	13,421	—
Reallocation of undistributed earnings to Class B shares	—	78	—	182
Net income (loss) attributable to common stockholders - diluted	$11,253	$5,218	$22,633	$13,604
Denominator:
Weighted-average shares of common stock - basic	55,300,571	46,501,095	40,404,333	58,874,266
Conversion of Class B to Class A common shares outstanding	46,501,095	—	58,874,266	—
Effect of dilutive stock options and restricted stock units	2,217,116	1,736,121	4,318,717	3,393,581
Weighted-average shares of common stock - diluted	104,018,782	48,237,216	103,597,316	62,267,847
Earnings (loss) per share attributable to common stockholders:
Basic	$0.11	$0.11	$0.23	$0.23
Diluted	$0.11	$0.11	$0.22	$0.22

The following common stock equivalents were excluded from the computation of diluted earnings (loss) per share for the periods presented because including them would have been antidilutive:

	For the Three Months Ended		For the Six Months Ended
	February 1, 2020	January 26, 2019	February 1, 2020	January 26, 2019
Restricted stock units	2,347,736	1,821,371	4,022,303	1,601,328
Stock options to purchase Class A common stock	2,969,625	1,659,061	2,969,625	1,214,086
Stock options to purchase Class B common stock	1,336,984	3,335,064	2,083,118	389,158
Total	6,654,345	6,815,496	9,075,046	3,204,572

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes thereto included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes and our Annual Report on Form 10-K for the year ended August 3, 2019, filed with the Securities and Exchange Commission on October 2, 2019. We use a 52- or 53-week fiscal year, with our fiscal year ending on the Saturday that is closest to July 31 of that year. Each fiscal year typically consists of four 13-week fiscal quarters. The fiscal year ended August 3, 2019, and the fiscal year ending August 1, 2020, include 53 and 52 weeks of operations, respectively. Throughout this Quarterly Report on Form 10-Q (this “Quarterly Report”), all references to quarters and years are to our fiscal quarters and fiscal years unless otherwise noted.
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
In May 2019, we launched our service in the UK. In June 2019, we launched direct-buy functionality to allow clients the flexibility of purchasing items outside of a Fix. The first offering of this direct-buy functionality is Shop New Colors, which is available for Men’s and Women’s clients in the United States and allows clients to order previously purchased items in different colors, sizes, or prints. In February 2020, we launched Shop Your Looks, which presents clients a personalized set of algorithmically generated items for direct purchase based on items they have already bought from us. No styling fee is charged for direct purchases.
We believe our success in serving clients has resulted in our rapid and profitable growth. We have achieved positive cash flows from operations on an annual basis since 2014, while continuing to make meaningful investments to drive growth. For the three and six months ended February 1, 2020, we reported $451.8 million and $896.6 million in net revenue, respectively, representing year-over-year growth of 22.0% and 21.7% from the three and six months ended January 26, 2019, respectively. As of February 1, 2020, and January 26, 2019, we had 3,465,000 and 2,961,000 active clients, respectively, representing year-over-year growth of 17.0%.
Net income for the three and six months ended February 1, 2020, was $11.4 million and $11.3 million, respectively, a decrease of $0.5 million and $11.4 million, respectively, compared to the three and six months ended January 26, 2019.

Key Financial and Operating Metrics
Non-GAAP Financial Measures
We report our financial results in accordance with generally accepted accounting principles in the United States (“GAAP”). However, management believes that certain non-GAAP financial measures provide users of our financial information with additional useful information in evaluating our performance. We believe that adjusted EBITDA is frequently used by investors and securities analysts in their evaluations of companies, and that this supplemental measure facilitates comparisons between companies. We also provide adjusted EBITDA excluding the impact of stock-based compensation expense (“ex. SBC”), which management believes provides useful information to investors and others in understanding our operating performance and facilitates comparisons between companies. We believe free cash flow is an important metric because it represents a measure of how much cash from operations we have available for discretionary and non-discretionary items after the deduction of capital expenditures. These non-GAAP financial measures may be different than similarly titled measures used by other companies.
Our non-GAAP financial measures should not be considered in isolation from, or as substitutes for, financial information prepared in accordance with GAAP. There are several limitations related to the use of our non-GAAP financial measures as compared to the closest comparable GAAP measures. Some of these limitations include:
•adjusted EBITDA ex. SBC excludes the non-cash expense of stock-based compensation, which has been, and will continue to be for the foreseeable future, an important part of how we attract and retain our employees and a significant recurring expense in our business;
•adjusted EBITDA and adjusted EBITDA ex. SBC exclude the recurring, non-cash expenses of depreciation and amortization of property and equipment and, although these are non-cash expenses, the assets being depreciated and amortized may have to be replaced in the future;
•adjusted EBITDA and adjusted EBITDA ex. SBC do not reflect our tax provision, which reduces cash available to us;
•adjusted EBITDA and adjusted EBITDA ex. SBC exclude interest (income) expense and other (income) expense, net, as these items are not components of our core business; and
•free cash flow does not represent the total residual cash flow available for discretionary purposes and does not reflect our future contractual commitments.
Adjusted EBITDA and Adjusted EBITDA ex. SBC
We define adjusted EBITDA as net income (loss) excluding interest (income) expense, provision (benefit) for income taxes, other (income) expense, net, and depreciation and amortization. We define adjusted EBITDA ex. SBC as adjusted EBITDA excluding stock-based compensation expense. The following table presents a reconciliation of net income (loss), the most comparable GAAP financial measure, to adjusted EBITDA and adjusted EBITDA ex. SBC for each of the periods presented:

	For the Three Months Ended		For the Six Months Ended
(in thousands)	February 1, 2020	January 26, 2019	February 1, 2020	January 26, 2019
Adjusted EBITDA ex. SBC reconciliation:
Net income (loss)	$11,431	$11,976	$11,253	$22,654
Add (deduct):
Interest (income) expense	(1,477)	(1,170)	(3,130)	(2,569)
Provision (benefit) for income taxes	(1,484)	5,058	(327)	6,796
Other (income) expense, net	28	(453)	862	(573)
Depreciation and amortization	5,804	3,790	10,770	7,184
Adjusted EBITDA	14,302	19,201	19,428	33,492
Add (deduct):
Stock-based compensation expense	15,755	8,110	27,881	14,747
Adjusted EBITDA ex. SBC	$30,057	$27,311	$47,309	$48,239

Free Cash Flow
We define free cash flow as cash flows provided by operating activities reduced by purchases of property and equipment that are included in cash flows used in investing activities. The following table presents a reconciliation of cash flows provided by operating activities, the most comparable GAAP financial measure, to free cash flow for each of the periods presented:

	For the Six Months Ended
(in thousands)	February 1, 2020	January 26, 2019
Free cash flow reconciliation:
Cash flows provided by operating activities	$38,242	$57,667
Deduct:
Purchases of property and equipment	(11,446)	(11,903)
Free cash flow	$26,796	$45,764
Cash flows used in investing activities	$(45,601)	$(187,234)
Cash flows provided by financing activities	$402	$(350)

Operating Metrics

	February 1, 2020	November 2, 2019	August 3, 2019	April 27, 2019	January 26, 2019
Active clients (in thousands)	3,465	3,416	3,236	3,133	2,961
Net revenue per active client(1)	$501	$485	$488	$467	$463

(1) Fiscal year 2019 was a 53-week year, with the extra week occurring in the quarter ended August 3, 2019. Net revenue per active client calculations including the fourth quarter of fiscal year 2019 include 53 weeks of revenue.
Active Clients
We believe that the number of active clients is a key indicator of our growth and the overall health of our business. We define an active client as a client who checked out a Fix or was shipped an item using our direct-buy functionality in the preceding 52 weeks, measured as of the last day of that period. A client checks out a Fix when she indicates what items she is keeping through our mobile application or on our website. We consider each Men’s, Women’s, or Kids account as a client, even if they share the same household. We had 3,465,000 and 2,961,000 active clients as of February 1, 2020, and January 26, 2019, respectively, representing year-over-year growth of 17.0%.
Net Revenue per Active Client
We believe that net revenue per active client is an indicator of client engagement and satisfaction. We calculate net revenue per active client based on net revenue over the preceding four fiscal quarters divided by the number of active clients, measured as of the last day of the period. Net revenue per active client was $501 and $463 as of February 1, 2020, and January 26, 2019, respectively, representing year-over-year growth of 8.3%.
Factors Affecting Our Performance
Client Acquisition and Engagement
To grow our business, we must continue to acquire clients and successfully engage them. We believe that implementing broad-based marketing strategies that increase our brand awareness has the potential to strengthen Stitch Fix as a national consumer brand, help us acquire new clients, and drive revenue growth. As our business has achieved a greater scale and we are able to support a large and growing client base, we have increased our investments in marketing to take advantage of more marketing channels to efficiently acquire clients. For example, we continued to increase our advertising spend, from $23.9 million and $62.8 million for the three and six months ended January 26, 2019, to $35.6 million and $86.3 million for the three and six months ended February 1, 2020, to support the growth of our business. While we expect to continue to make significant marketing investments to grow our business in the long run, our marketing expenses may vary from period to period. For example, we now plan to spend less on marketing in the second half of fiscal year 2020 than we previously anticipated. We currently utilize both digital and offline channels to attract new visitors to our website or mobile app and subsequently convert them into clients. Our current marketing efforts include client referrals, affiliate programs, partnerships, display advertising, television, print, radio, video, content, direct mail, social media, email, mobile “push” communications, search engine optimization, and keyword search campaigns.

To successfully acquire clients and increase engagement, we must also continue to improve the diversity of our offering. These efforts may include broadening our brand partnerships and expanding into new categories, product types, price points, and geographies. For example, in July 2018 we launched Stitch Fix Kids, expanding our client and vendor base, and in May 2019, we launched our services in the UK, expanding our geographic scope. In June 2019, we introduced a direct-buy functionality with Shop New Colors, allowing clients in the United States to buy previously purchased items in new colors, prints, and sizes, and in February 2020, we launched Shop Your Looks, which presents clients a personalized set of algorithmically generated items for direct purchase based on items they have already bought from us.
Investment in our Operations and Infrastructure
To grow our client base and enhance our offering, we will incur additional expenses. We intend to leverage our data science and deep understanding of our clients’ needs to inform investments in operations and infrastructure. We anticipate that our expenses will increase as we continue to hire additional personnel and further advance our technological and data science capabilities. Moreover, we intend to make capital investments in our inventory, fulfillment centers, and office space and logistics infrastructure as we launch new categories, expand internationally, and drive operating efficiencies. For example, we plan to invest a total of $25-35 million in fiscal year 2020 in UK merchandise, styling, and operations. We expect to increase our spending on these investments in the future and cannot be certain that these efforts will grow our client base or be cost-effective. However, we believe these strategies will yield positive returns in the long term.
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
Merchandise Mix
We offer apparel, shoes, and accessories across categories, brands, product types, and price points. We currently serve our clients in the following categories: Women’s, Petite, Maternity, Men’s, Plus, and Kids. We carry a mix of third-party branded merchandise, including premium brands, and our own Exclusive Brands. We also offer a wide variety of product types, including denim, dresses, blouses, skirts, shoes, jewelry, and handbags. We sell merchandise across a broad range of price points and may further broaden our price point offerings in the future. These new offerings may impact revenue differently. For example, as we expand our assortment of lower price point products, our average order values may decrease.
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
Results of Operations
Comparison of the Three and Six Months Ended February 1, 2020, and January 26, 2019
The following table sets forth our results of operations for the periods indicated:

	For the Three Months Ended		%	For the Six Months Ended		%
(in thousands)	February 1, 2020	January 26, 2019	Change	February 1, 2020	January 26, 2019	Change
Revenue, net	$451,784	$370,280	22.0%	$896,599	$736,516	21.7%
Cost of goods sold	249,597	207,131	20.5%	493,110	408,199	20.8%
Gross profit	202,187	163,149	23.9%	403,489	328,317	22.9%
Selling, general, and administrative expenses	193,689	147,738	31.1%	394,831	302,009	30.7%
Operating income (loss)	8,498	15,411	(44.9)%	8,658	26,308	(67.1)%
Interest (income) expense	(1,477)	(1,170)	26.2%	(3,130)	(2,569)	21.8%
Other (income) expense, net	28	(453)	(106.2)%	862	(573)	(250.4)%
Income before income taxes	9,947	17,034	(41.6)%	10,926	29,450	(62.9)%
Provision (benefit) for income taxes	(1,484)	5,058	(129.3)%	(327)	6,796	(104.8)%
Net income (loss)	$11,431	$11,976	(4.6)%	$11,253	$22,654	(50.3)%
 The following table sets forth the components of our results of operations as a percentage of revenue:

	For the Three Months Ended		For the Six Months Ended
	February 1, 2020	January 26, 2019	February 1, 2020	January 26, 2019
Revenue, net	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	55.2%	55.9%	55.0%	55.4%
Gross margin	44.8%	44.1%	45.0%	44.6%
Selling, general, and administrative expenses	42.9%	39.9%	44.0%	41.0%
Operating income (loss)	1.9%	4.2%	1.0%	3.6%
Interest (income) expense	(0.3)%	(0.3)%	(0.3)%	(0.3)%
Other (income) expense, net	—%	(0.1)%	0.1%	(0.1)%
Income before income taxes	2.2%	4.6%	1.2%	4.0%
Provision for income taxes	(0.3)%	1.4%	—%	0.9%
Net income (loss)	2.5%	3.2%	1.2%	3.1%

Revenue and Gross Margin
Revenue increased by $81.5 million and $160.1 million, or 22.0% and 21.7%, respectively, during the three and six months ended February 1, 2020, compared with the same periods last year. The increase in revenue was due to increased sales of merchandise, primarily attributable to a 17.0% increase in active clients and an 8.3% increase in net revenue per active client from January 26, 2019, to February 1, 2020. The 53rd week of fiscal 2019 contributed approximately 2.0% of the increase to revenue per active client as of February 1, 2020.
Gross margin for the three and six months ended February 1, 2020, increased by 70 basis points and 40 basis points, respectively, compared with the same periods last year. The increase for both periods was primarily driven by improvements in merchandise costs and operational efficiencies, partially offset by an increase in shipping costs.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased by $46.0 million and $92.8 million for the three and six months ended February 1, 2020, respectively, compared with the same periods last year. As a percentage of revenue, selling, general, and administrative expenses increased to 42.9% for the three months ended February 1, 2020, compared with 39.9% for the three months ended January 26, 2019, and increased to 44.0% for the six months ended February 1, 2020, compared with 41.0% for the six months ended January 26, 2019.
The increase for the three and six months ended February 1, 2020, compared with the same period last year, was primarily related to higher compensation and benefits expense and stock-based compensation due to increased headcount as we continued to invest in talent and higher advertising spend year over year to support the growth of our business.
Provision for Income Taxes
The following table summarizes our effective tax rate from income for the periods presented:

	For the Three Months Ended		For the Six Months Ended
(in thousands)	February 1, 2020	January 26, 2019	February 1, 2020	January 26, 2019
Income before income taxes	$9,947	$17,034	$10,926	$29,450
Provision (benefit) for income taxes	(1,484)	5,058	(327)	6,796
Effective tax rate	(14.9)%	29.7%	(3.0)%	23.1%
Our effective tax rate for the three and six months ended February 1, 2020, differs from the federal statutory income tax rate primarily due to certain nondeductible expenses and state taxes which are offset by the benefits of allowable credits and excess tax benefits from stock-based compensation.
Our effective tax rate for the three and six months ended January 26, 2019, differed from the federal statutory income tax rate primarily due to lower tax rates in foreign jurisdictions where international expansion expenses are incurred, and certain nondeductible expenses and state taxes, partially offset by the benefits of stock-based compensation deductions and allowable credits.
Liquidity and Capital Resources
Sources of Liquidity
Our principal sources of liquidity since inception have been our cash flows from operations, as well as the net proceeds we received through private sales of equity securities and our IPO. We have had positive and growing cash flows from operations since 2014. As of February 1, 2020, we had raised an aggregate of $169.6 million of equity capital including proceeds from our IPO. We had $166.0 million of cash and cash equivalents and investments of $231.2 million as of February 1, 2020. Our investment balance includes $134.6 million of short-term investments with contractual maturities of 12 months or less as of February 1, 2020.
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

Cash Flows
The following table summarizes our cash flows for the periods indicated below:

	For the Six Months Ended
(in thousands)	February 1, 2020	January 26, 2019
Net cash provided by operating activities	$38,242	$57,667
Net cash used in investing activities	(45,601)	(187,234)
Net cash provided by (used in) financing activities	402	(350)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(6,957)	$(129,917)
Cash provided by operating activities
During the six months ended February 1, 2020, cash provided by operating activities was $38.2 million, which consisted of net income of $11.3 million, adjusted by non-cash charges of $36.2 million, and a change of $9.3 million in our net operating assets and liabilities. The non-cash charges were largely driven by $27.9 million of stock-based compensation expense and $10.3 million of depreciation, amortization, and accretion. The change in our net operating assets and liabilities was primarily due to an increase of $31.6 million in our inventory balance due to increased inventory purchases to support our growth, partially offset by a change of $15.3 million in accrued liabilities and a change of $5.2 million in prepaid expenses and other assets related to increased business activity and timing of payments.
During the six months ended January 26, 2019, cash provided by operating activities was $57.7 million, which consisted of net income of $22.7 million, adjusted by non-cash charges of $23.8 million and a change of $11.2 million in our net operating assets and liabilities. The non-cash charges were largely driven by $14.7 million of stock-based compensation expense, $6.5 million of depreciation and amortization, and $4.9 million of inventory obsolescence reserves. The change in our net operating assets and liabilities was primarily due to an increase of $24.7 million in accounts payable and accrued liabilities related to increased business activity and timing of payments, substantially offset by an increase of $22.9 million in our inventory balance due to increased inventory purchases to support our growth.
Cash used in investing activities
During the six months ended February 1, 2020, and January 26, 2019, cash used in investing activities was $45.6 million and $187.2 million, respectively. During the six months ended February 1, 2020, cash used in investing activities was primarily related to our investment of $129.9 million in highly rated available-for-sale securities and $11.4 million in purchases of property and equipment, partially offset by maturities of available-for-sale securities of $81.7 million. During the six months ended January 26, 2019, cash used in investing activities was primarily related to our investment of $186.0 million in highly rated available-for-sale securities and $11.9 million in purchases of property and equipment.
Cash provided by (used in) financing activities
During the six months ended February 1, 2020, cash provided by financing activities was $0.4 million, which was primarily due to proceeds from the exercise of stock options, partially offset by payments for tax withholding related to vesting of restricted stock units.
During the six months ended January 26, 2019, cash used in financing activities was $0.4 million, primarily due to payments for tax withholding related to vesting of restricted stock units.
Contractual Obligations and Other Commitments
There have been no material changes to our contractual obligations and other commitments as disclosed in our Annual Report on Form 10-K for the fiscal year ended August 3, 2019 (“2019 Annual Report”).
Refer to “Note 4 - Leases” and “Note 6 - Commitments and Contingencies” in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for commitments entered into during the six months ended February 1, 2020.
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
Except for changes resulting from the adoption of new accounting standards during the period, there have been no significant changes to our critical accounting policies and estimates as discussed in our 2019 Annual Report.
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We are primarily exposed to market risks through interest rate risk on our investments. As of February 1, 2020, we had $231.2 million in highly rated investments accounted for as available-for-sale securities, which are presented on our balance sheet at their fair market value. These interest-earning instruments carry a degree of interest rate risk; however, a hypothetical 10% change in interest rates during the three and six months ended February 1, 2020, would not have had a material impact on our condensed consolidated financial statements.
Foreign Currency Risk
As of February 1, 2020, our revenue was earned in U.S. dollars and British pound sterling. Our expansion into the UK exposes us to fluctuations in foreign currency exchange rates. Fluctuations in foreign currency exchange rates may also result in transaction gains or losses on transactions in currencies other than the U.S. Dollar or British pound sterling. For the three and six months ended February 1, 2020, a hypothetical 10% increase or decrease in current exchange rates would not have had a material impact on our condensed consolidated financial results.

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report. Based on the evaluation of our disclosure controls and procedures as of February 1, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses in our internal control, our disclosure controls and procedures were not effective as of February 1, 2020.
Material Weakness in Internal Control Over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.
As previously disclosed, throughout fiscal year 2019 we implemented processes and procedures designed to remediate the material weakness identified in connection with the audit of our Consolidated Financial Statements for the year ended July 28, 2018. We have continued to review, confirm, and test these initiatives and, in connection with those efforts, as of August 3, 2019, we identified a material weakness in our internal control over financial reporting associated with certain outsourced IT service providers and related material weaknesses in our COSO components as described below.
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
Control Activities and Monitoring
Given the outsourced IT service providers material weakness, we identified related COSO material weaknesses, including: (1) deficiencies in the principles associated with the control activities component of the COSO framework relating to: (i) selecting and developing control activities and information technology that contribute to the mitigation of risks and support achievement of objectives, and (ii) selecting and developing general control activities over technology to support the achievement of objectives; and (2) deficiencies in the principles associated with the monitoring component of the COSO framework relating to selecting, developing, and performing ongoing evaluation to ascertain whether the components of internal control are present and functioning.
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
Management’s Planned Remediation Activities
Our management has been actively engaged in developing and implementing remediation plans to address the outsourced IT service providers and related COSO material weaknesses described above. These remediation efforts are ongoing and include or are expected to include the following:
•Expanding controls and/or applying other appropriate procedures to address the design and operation of internal controls relating to certain outsourced IT service providers.
•Enhancing procedures for the identification of control activities and monitoring of control performance to ensure that the components of internal control relating to certain outsourced IT service providers are present and functioning.
As we continue to evaluate and work to improve our internal control over financial reporting, we may decide to take additional measures to address control deficiencies or modify the remediation plans described above. The outsourced IT service providers and related COSO material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. During the remainder of fiscal year 2020, we intend to continue executing these plans to remediate the outsourced IT service providers and related COSO material weaknesses. However, we cannot be certain that the measures we have taken or may take in the future will ensure that we establish and maintain adequate controls over our financial processes and reporting in the future.
Changes in Internal Control over Financial Reporting
Other than the remediation efforts underway, there were no changes during the quarter ended February 1, 2020 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On October 11, 2018, October 26, 2018, November 16, 2018, and December 10, 2018, four putative class action lawsuits alleging violations of the federal securities laws were filed in the U.S. District Court for the Northern District of California, naming as defendants us and certain of our officers. The four lawsuits each make the same allegations of violations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), by us and our officers for allegedly making materially false and misleading statements regarding our active client growth and strategy with respect to television advertising between June 2018 and October 2018. The plaintiffs seek unspecified monetary damages and other relief. The four lawsuits have been consolidated and a lead plaintiff has been appointed. On September 18, 2019, the lead plaintiff in the consolidated class action lawsuits filed a consolidated complaint for violation of the federal securities laws. On October 28, 2019, we and other defendants filed a motion to dismiss the consolidated complaint. The lead plaintiff filed an opposition to the motion to dismiss on December 9, 2019, and we and the other defendants filed our reply in support of our motion to dismiss on December 30, 2019. The court has taken the motion under submission. We believe these claims are without merit and intend to vigorously defend against them.
On December 12, 2018, a derivative action was filed against our directors in the same court, alleging the same violations of securities laws as alleged in the four putative class action cases described above and breach of fiduciary duties. The derivative action has been stayed pending the outcome of the motion to dismiss in the related class action lawsuits. On December 12, 2019, a second derivative action was filed against our directors in the same court, alleging the same violations of securities laws and breach of fiduciary duties as the other derivative action. The second derivative action has also been stayed pending the outcome of the motion to dismiss in the related class action lawsuits.
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

Our future success will depend in large part upon our ability to, among other things:
•cost-effectively acquire new clients and engage with existing clients;
•increase consumer awareness of our brand and maintain our reputation;
•anticipate and respond to macroeconomic changes;
•successfully expand our offering and geographic reach;
•anticipate and respond to changing style trends and consumer preferences;
•manage our inventory effectively;
•compete effectively;
•avoid interruptions in our business from information technology downtime, cybersecurity breaches, or labor stoppages;
•effectively manage our growth;
•continue to enhance our personalization capabilities;
•hire, integrate, and retain talented people at all levels of our organization;
•maintain the quality of our technology infrastructure;
•develop new features to enhance the client experience; and
•retain our existing merchandise vendors and attract new vendors.
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
Our success depends on our ability to attract new clients in a cost-effective manner. To expand our client base, we must appeal to and acquire clients who have historically used other means to purchase apparel, shoes, and accessories, such as traditional brick-and-mortar apparel retailers or the websites of our competitors. We also face competition for clients from other retailers who offer or plan to offer similar services as ours. We reach new clients through paid marketing, referral programs, organic word of mouth, and other methods of discovery, such as mentions in the press or internet search engine results. Starting in calendar 2017, we began to increase our paid marketing expenses by investing more in digital marketing and launching our first television advertising campaigns. Although we plan to pull back modestly on marketing spend in the near term, we expect to increase our spending on these and other paid marketing channels in the future and cannot be certain that these efforts will yield more clients, continue to achieve meaningful payback on our investments, or be as cost effective. For example, in recent periods, we have seen higher costs in some key digital marketing channels. Although we expect to increase marketing spend over time, our marketing activity and spend may vary from period to period, which may result in faster or slower rates of active client growth in any given period. Moreover, new clients may not purchase from us as frequently or spend as much with us as existing clients, and the revenue generated from new clients may not be as high as the revenue generated from our existing clients. These factors may harm our growth prospects and our business could be adversely affected.

We rely on consumer discretionary spending and may be adversely affected by economic downturns and other macroeconomic conditions or trends.
Our business and operating results are subject to global economic conditions and their impact on consumer discretionary spending. Some of the factors that may negatively influence consumer spending include high levels of unemployment; higher consumer debt levels; reductions in net worth, declines in asset values, and related market uncertainty; home foreclosures and reductions in home values; fluctuating interest rates and credit availability; fluctuating fuel and other energy costs; fluctuating commodity prices; and general uncertainty regarding the overall future political and economic environment. Economic conditions in certain regions may also be affected by natural disasters, such as hurricanes, tropical storms, earthquakes, and wildfires; public health crises, such as the novel coronavirus; and other major unforeseen events. Consumer purchases of discretionary items, including the merchandise that we offer, generally decline during recessionary periods or periods of economic uncertainty, when disposable income is reduced or when there is a reduction in consumer confidence.
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
Promoting awareness of our service is important to our ability to grow our business, drive client engagement, and attract new clients. We believe that much of the growth in our client base during our first five years originated from referrals, organic word of mouth, and other methods of discovery, as our marketing efforts and expenditures were relatively limited. In recent years, we increased our paid marketing initiatives and intend to continue to do so. Our marketing efforts currently include client referrals, affiliate programs, partnerships, display advertising, television, print, radio, video, content, direct mail, social media, email, mobile “push” communications, search engine optimization, and keyword search campaigns. In February 2019, we launched our first integrated brand marketing campaign. We have limited or no experience marketing our services using some of these methods and our efforts may be unsuccessful. Our marketing initiatives may become increasingly expensive and generating a meaningful return on those initiatives may be difficult, such as the increased costs we have seen in certain digital marketing channels. We may also adjust our marketing activity from period to period as we launch new initiatives or offerings, such as direct buy, run tests, or make decisions on marketing investments in response to anticipated rates of return, such as when we identify favorable cost per acquisition trends. For example, we tend to reduce our advertising during the holiday season, when many other retailers compete for marketing opportunities. Even if we successfully increase revenue as a result of our paid marketing efforts, it may not offset the additional marketing expenses we incur.
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
A high proportion of our revenue comes from repeat purchases by existing clients, especially those existing clients who are highly engaged and purchase a significant amount of merchandise from us. If existing clients no longer find our service and merchandise appealing or appropriately priced, they may make fewer purchases and may stop using our service. Even if our existing clients continue to find our service and merchandise appealing, they may decide to receive fewer Fixes and purchase less merchandise over time as their demand for new apparel declines. In addition, as we expand our assortment to include more lower price point products, the amount clients spend with us may decrease. If clients who receive Fixes most frequently and purchase a significant amount of merchandise from us were to make fewer or lower priced purchases or stop using our service, our financial results could be negatively affected. In addition, we seek to attract high-quality clients who will remain clients for the long term, but our efforts may not be successful or produce the results we anticipate. A decrease in the number of clients, a decrease in client spending on the merchandise we offer, or our inability to attract high-quality clients could negatively impact our operating results. Further, we believe that our future success will depend in part on our ability to increase sales to our existing clients over time and, if we are unable to do so, our business may suffer.

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
The retail apparel industry is highly competitive. We compete with eCommerce companies that market the same or similar merchandise and services that we offer; local, national, and global department stores; specialty retailers; discount chains; independent retail stores; and the online offerings of these traditional retail competitors. Additionally, we experience competition for consumer discretionary spending from other product and experiential categories. We believe our ability to compete depends on many factors within and beyond our control, including:
•effectively differentiating our service and value proposition from those of our competitors;
•attracting new clients and engaging with existing clients;
•our direct relationships with our clients and their willingness to share personal information with us;
•further developing our data science capabilities;
•maintaining favorable brand recognition and effectively marketing our services to clients;
•delivering merchandise that each client perceives as personalized to him or her;
•the amount, diversity, and quality of brands and merchandise that we or our competitors offer;
•our ability to expand and maintain appealing Exclusive Brands and exclusive-to-Stitch Fix merchandise;
•the price at which we are able to offer our merchandise;
•the speed and cost at which we can deliver merchandise to our clients and the ease with which they can use our services to return merchandise; and
•anticipating and quickly responding to changing apparel trends and consumer shopping preferences.
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
The largest portion of our revenue today comes from the sale of Women’s apparel. From 2015 to 2018, we expanded our merchandise offering into categories including Petite, Maternity, Men’s, Plus, Premium Brands, and Kids; began offering different product types including, accessories, and Extras; and expanded the number of brands we offer. In May 2019, we launched our service in the UK market. In June 2019, we introduced a direct-buy functionality with Shop New Colors, allowing clients in the United States to buy previously purchased items in new colors, prints, and sizes. We continue to explore additional offerings to serve our existing clients, attract new clients, and expand our geographic scope. For example, in February 2020, we expanded Shop Your Looks, which allows clients to discover and shop personalized outfits with new items that complement their prior purchases, to all U.S. Women’s and Men’s clients.
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
In May 2019, we launched our service in the UK market, and we may choose to expand to other international markets in the future. Prior to launching in the UK, we had no experience operating internationally or selling our merchandise outside of the United States, and if we continue to expand internationally, we will need to adapt to different local cultures, standards, laws, and policies. The business model we employ may not appeal to consumers outside of the United States. Furthermore, to succeed with clients in international locations, such as the UK, we will need to locate fulfillment centers in foreign markets and hire local employees, and we will have to invest in these facilities and employees before proving we can successfully run foreign operations. We may not be successful in expanding into additional international markets or in generating revenue from foreign operations for a variety of reasons, including:
•the need to localize our merchandise offerings, including translation into foreign languages and adaptation for local practices;
•different consumer demand dynamics, which may make our model and the merchandise we offer less successful compared to the United States;
•competition from local incumbents that understand the local market and may operate more effectively;
•regulatory requirements, taxes, trade laws, trade sanctions and economic embargoes, tariffs, export quotas, custom duties, or other trade restrictions, or any unexpected changes thereto such as Brexit (as defined below);
•laws and regulations regarding anti-bribery and anti-corruption compliance;
•differing labor regulations where labor laws may be more advantageous to employees as compared to the United States and result in increased labor costs;
•more stringent regulations relating to privacy and data security and access to, or use of, commercial and personal information, particularly in Europe and the United States;
•differing payment requirements and customer behavior relating to payments and fraud;
•changes in a specific country’s or region’s political or economic conditions; and
•risks resulting from changes in currency exchange rates.

For example, clients in the UK are accustomed to more return shipping options than are typically offered in the United States, which required us to increase the number of shipping vendors we use in that market, increasing our costs. If we continue to invest substantial time and resources to establish and expand our operations internationally and are unable to do so successfully and in a timely manner, our operating results would suffer.
We may not be able to sustain our revenue growth rate and we may not be profitable in the future.
Our recent revenue growth and past profitability should not be considered indicative of our future performance. Our rate of revenue growth has varied in recent periods. Specifically, our revenue increased by 21.7% in the first half of 2020 compared to the first half of 2019, 28.6% in 2019 compared to 2018, 25.5% in 2018 compared to 2017, and 33.8% in 2017 compared to 2016. As we grow our business, our revenue growth rates may slow in future periods due to a number of reasons, which may include slowing demand for our merchandise and service, increasing competition, a decrease in the growth rate of our overall market, and our failure to capitalize on growth opportunities, as well as the maturation of our business.
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
We do not have long-term employment or non-competition agreements with any of our personnel. Senior employees have left Stitch Fix in the past and others may in the future, which we cannot necessarily anticipate and whom we may not be able to promptly replace. For example, in December 2019, our Chief Financial Officer and our Chief Marketing Officer left the company. The loss of one or more of our key personnel or the inability to promptly identify a suitable successor to a key role could have an adverse effect on our business. In particular, our Founder and Chief Executive Officer has unique and valuable experience leading our company from its inception through today. If she were to depart or otherwise reduce her focus on Stitch Fix, our business may be disrupted. We do not currently maintain key-person life insurance policies on any member of our senior management team or other key employees.
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
The fabrics used by our vendors are made of raw materials including petroleum-based products and cotton. Significant price fluctuations or shortages in petroleum, cotton, or other raw materials could significantly increase our cost of goods sold. Moreover, in the event of a significant disruption in the supply of the fabrics or raw materials used in the manufacture of the merchandise we offer, our vendors might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price. For example, natural disasters have in the past increased raw material costs, impacting pricing with certain of our vendors, and caused shipping delays for certain of our merchandise. Similarly, the occurrence of a contagious disease or illness could cause delays or increase costs in the manufacture of certain merchandise. For example, the novel coronavirus has caused delays in some shipments from our suppliers. In addition, the labor costs to produce our products may fluctuate. Any delays, interruption, damage to, or increased costs in the manufacture of the merchandise we offer could result in higher prices to acquire the merchandise, or non-delivery of merchandise altogether, and could adversely affect our operating results.

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
We collect and maintain significant amounts of personal information and other data relating to our clients and employees. Numerous laws, rules, and regulations in the United States and internationally, including the EU’s General Data Protection Regulation (“GDPR”), govern privacy and the collection, use, and protection of personal information. These laws, rules, and regulations evolve frequently and may be inconsistent from one jurisdiction to another or may be interpreted to conflict with our practices. Any failure or perceived failure by us or any third parties with which we do business to comply with these laws, rules, and regulations, or with other obligations to which we may be or become subject, may result in actions against us by governmental entities, private claims and litigation, fines, penalties, or other liabilities. Any such action would be expensive to defend, damage our reputation, and adversely affect our business and operating results. For example, the GDPR imposes more stringent data protection requirements and provides greater penalties for noncompliance than previous data protection laws. Further, the UK government withdrew from the EU on January 31, 2020, subject to a transition period that is set to end on December 31, 2020 (“Brexit”). Brexit has created uncertainty with regard to the regulation of data protection in the UK. In particular, it is uncertain whether the UK will enact data protection laws or regulations designed to be consistent with the GDPR and how data transfers to and from the UK will be regulated. Similarly, the State of California legislature passed the California Consumer Privacy Act of 2018 (“CCPA”), which became effective on January 1, 2020. The CCPA requires us to make new disclosures to consumers about our data collection, use, and sharing practices. The CCPA also allows consumers to opt out of certain data sharing with third parties, and provides a new cause of action for data breaches with the possibility of significant statutory damage awards. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, dissemination, and security of data.
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
As of August 3, 2019, we identified a material weakness in our internal control over financial reporting associated with certain outsourced IT service providers and related material weaknesses in components of the internal control framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Specifically, we rely on a variety of outsourced IT service providers for key elements of the technology infrastructure impacting our financial reporting process. Certain of these outsourced IT service providers could not provide System and Organization Controls reports or, if they did, they were for periods that did not closely align with our fiscal year end. As such, we did not have controls designed to assess the design and operation of internal controls pertaining to these outsourced IT service providers over our period of reliance. Given that management did not effectively assess the design and operation of certain outsourced IT service providers’ internal controls, certain of our controls over IT systems and business processes were also ineffective, to the extent that they rely upon information that was subject to the outsourced IT service providers’ control environment. These deficiencies impact substantially all financial statement account balances and disclosures, and when aggregated represent a material weakness in internal control over financial reporting. Given the outsourced IT service providers material weakness, we identified related COSO material weaknesses, including (a) deficiencies in the principles associated with the control activities component of the COSO framework relating to: (i) selecting and developing control activities and information technology that contribute to the mitigation of risks and support achievement of objectives, and (ii) selecting and developing general control activities over technology to support the achievement of objectives; and (b) deficiencies in the principles associated with the monitoring component of the COSO framework relating to selecting, developing, and performing ongoing evaluation to ascertain whether the components of internal control are present and functioning.
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
In the remainder of fiscal year 2020, we intend to continue executing these plans to remediate the material weaknesses. However, we cannot be certain that the measures we have taken or may take in the future will ensure that we establish and maintain adequate controls over our financial processes and reporting in the future.
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
Our principal offices and one of our fulfillment centers are located in the San Francisco Bay Area, which has a history of earthquakes, and are thus vulnerable to damage. We also operate offices and fulfillment centers in other regions. Natural disasters, such as earthquakes, hurricanes, tornadoes, floods, fires, and other adverse weather and climate conditions; unforeseen public health crises, such as the novel coronavirus or other pandemics and epidemics; political crises, such as terrorist attacks, war, and other political instability; or other catastrophic events, whether occurring in the United States or internationally, could disrupt our operations in or cause us to close one or more of our offices and fulfillment centers or could disrupt, delay, or otherwise negatively impact the operations of one or more of our third-party providers or vendors. For example, several companies are recommending or requiring that employees work from home. We are continuing to monitor the situation and may require employees to work from home, which may negatively impact productivity. Furthermore, these types of events could impact our merchandise supply chain, including our ability to ship merchandise to clients from or to the impacted region, and could impact our ability or the ability of third parties to operate our sites and ship merchandise. In addition, these types of events could negatively impact consumer spending in the impacted regions. To the extent any of these events occur, our business and operating results could be adversely affected.
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
We currently have three patents issued and a number of additional patent applications pending in the United States. We have also filed patent applications in the People’s Republic of China. The patents we own and those that may be issued in the future may not provide us with any competitive advantages or may be challenged by third parties, and our patent applications may never be granted. Even if issued, there can be no assurance that these patents will adequately protect our intellectual property or survive a legal challenge, as the legal standards relating to the validity, enforceability, and scope of protection of patent and other intellectual property rights are uncertain. Our limited patent protection may restrict our ability to protect our technologies and processes from competition. We primarily rely on trade secret laws to protect our technologies and processes, including the algorithms we use throughout our business. Others may independently develop the same or similar technologies and processes, or may improperly acquire and use information about our technologies and processes, which may allow them to provide a service similar to ours, which could harm our competitive position.
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
As part of our business strategy, we may acquire other companies or businesses. However, we may not be able to find suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all. Acquisitions involve numerous risks, any of which could harm our business and negatively affect our operating results, including:
•difficulties in integrating the technologies, operations, existing contracts, and personnel of an acquired company;
•difficulties in supporting and transitioning clients and suppliers, if any, of an acquired company;
•diversion of financial and management resources from existing operations or alternative acquisition opportunities;
•failure to realize the anticipated benefits or synergies of a transaction;
•failure to identify all of the problems, liabilities, or other shortcomings or challenges of an acquired company or technology, including issues related to intellectual property, regulatory compliance practices, revenue recognition or other accounting practices, or employee or client issues;
•risks of entering new markets in which we have limited or no experience;
•potential loss of key employees, clients, vendors, and suppliers from either our current business or an acquired company’s business;
•inability to generate sufficient revenue to offset acquisition costs;
•additional costs or equity dilution associated with funding the acquisition; and
•possible write-offs or impairment charges relating to acquired businesses.
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
The market price of our Class A common stock may fluctuate or decline significantly in response to numerous factors, many of which are beyond our control, including:
•actual or anticipated fluctuations in our client base, the level of client engagement and client acquisition, revenue, or other operating results;
•variations between our actual operating results and the expectations of securities analysts, investors, and the financial community;
•any forward-looking financial or operating information we may provide to the public or securities analysts, any changes in this information, or our failure to meet expectations based on this information;
•actions of securities analysts who initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;
•whether investors or securities analysts view our stock structure unfavorably, particularly our dual-class structure and the significant voting control of our executive officers, directors, and their affiliates;
•additional shares of our Class A common stock being sold into the market by us or our existing stockholders, or the anticipation of such sales;

•announcements by us or our competitors of significant products or features, technical innovations, acquisitions, strategic partnerships, joint ventures, or capital commitments;
•changes in operating performance and stock market valuations of companies in our industry, including our vendors and competitors;
•price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;
•lawsuits threatened or filed against us;
•developments in new legislation and pending lawsuits or regulatory actions, including interim or final rulings by judicial or regulatory bodies; and
•other events or factors, including those resulting from war or incidents of terrorism, or responses to these events.
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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As a result, the holders of our Class B common stock, including our directors, executive officers, and their affiliates, are able to exercise considerable influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stock holdings represent less than 50% of the outstanding shares of our capital stock. As of March 4, 2020, 46,688,808 of our 102,476,609 shares outstanding were held by our directors, executive officers, and their affiliates, and 45,838,734 of such shares held by our directors, executive officers, and their affiliates were shares of Class B common stock. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests. This control may adversely affect the market price of our Class A common stock.

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
Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could depress the trading price of our Class A common stock by acting to discourage, delay, or prevent a change of control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions include the following:
•establish a classified board of directors so that not all members of our board of directors are elected at one time;
•permit the board of directors to establish the number of directors and fill any vacancies and newly created directorships;
•provide that directors may only be removed for cause;
•require super-majority voting to amend some provisions in our certificate of incorporation and bylaws;
•authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;
•eliminate the ability of our stockholders to call special meetings of stockholders;
•prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;
•provide that the board of directors is expressly authorized to make, alter, or repeal our bylaws;
•restrict the forum for certain litigation against us to Delaware;
•reflect the dual class structure of our common stock; and
•establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.
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
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:
•any derivative action or proceeding brought on our behalf;
•any action asserting a breach of fiduciary duty;

•any action asserting a claim against us arising under the Delaware General Corporation Law, our amended and restated certificate of incorporation, or our amended and restated bylaws; and
•any action asserting a claim against us that is governed by the internal affairs doctrine.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

	Exhibit Number	Description	Incorporation By Reference
			Form	SEC File No.	Exhibit	Filing Date	Filed or Furnished Herewith
	3.1	Amended and Restated Certificate of Incorporation of Stitch Fix, Inc.	8-K	001-38291	3.1	11/21/2017
	3.2	Amended and Restated Bylaws of Stitch Fix, Inc.	8-K	001-38291	3.2	11/21/2017
	10.1+	Offer Letter, by and between Stitch Fix, Inc. and Elizabeth Spaulding, dated November 7, 2019.	10-Q	001-38291	10.4	12/10/2019
	10.2+	Separation Agreement, by and between Stitch Fix, Inc. and Paul Yee, dated December 9, 2019.	10-Q	001-38291	10.5	12/10/2019
	31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
	31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
	32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
	101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X
	101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
	104	Cover Page Interactive Data File (the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
*	The certification attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Stitch Fix, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
+	Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Stitch Fix, Inc.
Date:	March 10, 2020	By:	/s/ Michael Smith
Michael Smith
President, Chief Operating Officer, and Interim Chief Financial Officer
(Principal Financial and Accounting Officer)