Form 10-Q
period 2020-05-02
Stitch Fix, Inc.
filed 2020-06-09
CIK 1576942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 2, 2020
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
(Registrant's telephone number, including area code)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 3, 2020, the number of outstanding shares of the registrant’s Class A common stock, par value $0.00002 per share, was 57,010,696, and the number of outstanding shares of the registrant’s Class B common stock, par value $0.00002 per share, was 45,576,828.

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

Stitch Fix, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	May 2, 2020	August 3, 2019
Assets
Current assets:
Cash and cash equivalents	$96,840	$170,932
Short-term investments	144,744	143,276
Inventory, net	165,077	118,216
Prepaid expenses and other current assets	51,810	49,980
Total current assets	458,471	482,404
Long-term investments	86,919	53,372
Property and equipment, net	64,597	54,888
Operating lease right-of-use assets	134,216	—
Deferred tax assets	34,357	22,175
Other long-term assets	3,069	3,227
Total assets	$781,629	$616,066
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$82,890	$90,883
Operating lease liabilities	23,066	—
Accrued liabilities	70,667	69,734
Gift card liability	8,894	7,233
Deferred revenue	14,689	11,997
Other current liabilities	3,724	2,784
Total current liabilities	203,930	182,631
Operating lease liabilities, net of current portion	142,568	—
Deferred rent, net of current portion	—	24,439
Other long-term liabilities	12,551	12,996
Total liabilities	359,049	220,066
Commitments and contingencies (Note 6)
Stockholders’ equity:
Class A common stock, $0.00002 par value – 2,000,000,000 shares authorized as of May 2, 2020, and August 3, 2019; 56,922,159 and 54,551,240 shares issued and outstanding as of May 2, 2020, and August 3, 2019, respectively	1	1
Class B common stock, $0.00002 par value – 100,000,000 shares authorized as of May 2, 2020, and August 3, 2019; 45,954,513 and 46,846,240 shares issued and outstanding as of May 2, 2020, and August 3, 2019, respectively	1	1
Additional paid-in capital	327,039	279,511
Accumulated other comprehensive income (loss)	1,515	(187)
Retained earnings	94,024	116,674
Total stockholders’ equity	422,580	396,000
Total liabilities and stockholders’ equity	$781,629	$616,066
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stitch Fix, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(In thousands, except share and per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	May 2, 2020	April 27, 2019	May 2, 2020	April 27, 2019
Revenue, net	$371,726	$408,893	$1,268,325	$1,145,409
Cost of goods sold	220,115	224,445	713,225	632,644
Gross profit	151,611	184,448	555,100	512,765
Selling, general, and administrative expenses	197,666	189,015	592,497	491,024
Operating income (loss)	(46,055)	(4,567)	(37,397)	21,741
Interest (income) expense	(1,372)	(1,463)	(4,502)	(4,032)
Other (income) expense, net	569	(391)	1,431	(964)
Income (loss) before income taxes	(45,252)	(2,713)	(34,326)	26,737
Provision (benefit) for income taxes	(11,349)	(9,761)	(11,676)	(2,965)
Net income (loss)	$(33,903)	$7,048	$(22,650)	$29,702
Other comprehensive income (loss):
Change in unrealized gain (loss) on available-for-sale securities, net of tax	994	140	1,069	162
Foreign currency translation	(1,773)	(190)	633	(71)
Total other comprehensive income (loss), net of tax	(779)	(50)	1,702	91
Comprehensive income (loss)	$(34,682)	$6,998	$(20,948)	$29,793
Net income (loss) attributable to common stockholders:
Basic	$(33,903)	$7,048	$(22,650)	$29,681
Diluted	$(33,903)	$7,048	$(22,650)	$29,682
Earnings (loss) per share attributable to common stockholders:
Basic	$(0.33)	$0.07	$(0.22)	$0.30
Diluted	$(0.33)	$0.07	$(0.22)	$0.29
Weighted-average shares used to compute earnings (loss) per share attributable to common stockholders:
Basic	102,650,155	100,301,078	102,084,729	99,619,426
Diluted	102,650,155	103,615,159	102,084,729	103,575,702

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stitch Fix, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	For the Three Months Ended April 27, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 26, 2019	99,908,801	$2	$250,699	$141	$102,447	$353,289
Issuance of common stock upon exercise of stock options	748,290	—	7,344	—	—	7,344
Issuance of restricted stock units, net of tax withholdings	114,040	—	(2,061)	—	—	(2,061)
Vesting of early exercised options	—	—	31	—	—	31
Stock-based compensation	—	—	9,534	—	—	9,534
Net income (loss)	—	—	—	—	7,048	7,048
Other comprehensive income (loss), net of tax	—	—	—	(50)	—	(50)
Balance as of April 27, 2019	100,771,131	$2	$265,547	$91	$109,495	$375,135

	For the Three Months Ended May 2, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of February 1, 2020	102,444,175	$2	$308,687	$2,294	$127,927	$438,910
Issuance of common stock upon exercise of stock options	137,725	—	578	—	—	578
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	294,772	—	(2,628)	—	—	(2,628)
Stock-based compensation	—	—	20,402	—	—	20,402
Net income (loss)	—	—	—	—	(33,903)	(33,903)
Other comprehensive income (loss), net of tax	—	—	—	(779)	—	(779)
Balance as of May 2, 2020	102,876,672	$2	$327,039	$1,515	$94,024	$422,580

	For the Nine Months Ended April 27, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 28, 2018	98,799,861	$2	$235,312	$—	$79,758	$315,072
Cumulative effect of adopting accounting standards(1)	—	—	—	—	35	35
Issuance of common stock upon exercise of stock options	1,716,705	—	9,284	—	—	9,284
Issuance of restricted stock units, net of tax withholdings	254,565	—	(4,350)	—	—	(4,350)
Vesting of early exercised options	—	—	209	—	—	209
Stock-based compensation	—	—	25,092	—	—	25,092
Net income (loss)	—	—	—	—	29,702	29,702
Other comprehensive income (loss), net of tax	—	—	—	91	—	91
Balance as of April 27, 2019	100,771,131	$2	$265,547	$91	$109,495	$375,135

	For the Nine Months Ended May 2, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of August 3, 2019	101,397,480	2	279,511	(187)	116,674	$396,000
Issuance of common stock upon exercise of stock options	764,284	—	6,236	—	—	6,236
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	714,908	—	(7,884)	—	—	(7,884)
Stock-based compensation	—	—	49,176	—	—	49,176
Net income (loss)	—	—	—	—	(22,650)	(22,650)
Other comprehensive income (loss), net of tax	—	—	—	1,702	—	1,702
Balance as of May 2, 2020	102,876,672	$2	$327,039	$1,515	$94,024	$422,580

(1) See Note 2, Summary of Significant Accounting Policies, of the Notes to the Condensed Consolidated Financial Statements for more details on the cumulative effect of adopting accounting standards.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stitch Fix, Inc.
Condensed Consolidated Statements of Cash Flow
(Unaudited)
(In thousands)

	For the Nine Months Ended
	May 2, 2020	April 27, 2019
Cash Flows from Operating Activities
Net income (loss)	$(22,650)	$29,702
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	(12,307)	(3,832)
Inventory reserves	18,383	2,805
Stock-based compensation expense	47,475	23,815
Depreciation, amortization, and accretion	16,264	10,191
Other	615	24
Change in operating assets and liabilities:
Inventory	(65,200)	(27,818)
Prepaid expenses and other assets	(4,481)	(5,969)
Operating lease right-of-use assets and liabilities	1,728	—
Accounts payable	(7,569)	20,083
Accrued liabilities	1,192	18,504
Deferred revenue	2,692	4,288
Gift card liability	1,661	1,251
Other liabilities	1,709	2,164
Net cash provided by (used in) operating activities	(20,488)	75,208
Cash Flows from Investing Activities
Purchases of property and equipment	(18,651)	(24,517)
Purchases of securities available-for-sale	(191,894)	(233,151)
Sales of securities available-for-sale	26,286	2,414
Maturities of securities available-for-sale	132,082	21,500
Net cash used in investing activities	(52,177)	(233,754)
Cash Flows from Financing Activities
Proceeds from the exercise of stock options, net	6,236	9,284
Payments for tax withholding related to vesting of restricted stock units	(7,884)	(4,350)
Net cash provided by (used in) financing activities	(1,648)	4,934
Net increase (decrease) in cash, cash equivalents, and restricted cash	(74,313)	(153,612)
Effect of exchange rate changes on cash	221	(75)
Cash, cash equivalents, and restricted cash at beginning of period	170,932	310,366
Cash, cash equivalents, and restricted cash at end of period	$96,840	$156,679
Components of Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents	$96,840	$143,829
Restricted cash – current portion	—	250
Restricted cash – long-term portion	—	12,600
Total cash, cash equivalents, and restricted cash	$96,840	$156,679
Supplemental Disclosure
Cash paid for income taxes	$117	$191
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$4,338	$4,166
Capitalized stock-based compensation	$1,701	$1,277
Vesting of early exercised options	$—	$209
Leasehold improvements paid by landlord	$7,406	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stitch Fix, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Description of Business
Stitch Fix, Inc. (“we,” “our,” “us” or “the Company”) delivers one-to-one personalization to our clients through the combination of data science and human judgment. Our stylists hand select items from a broad range of merchandise. Stylists pair their own judgment with our analysis of client and merchandise data to provide a personalized shipment of apparel, shoes, and accessories suited to each client’s needs. We call each of these unique shipments a Fix. After receiving a Fix, our clients purchase the items they want to keep and return the other items. We also offer a direct-buy functionality that allows clients the flexibility of purchasing items outside of a Fix. Through direct buy, clients are offered previously purchased items in different colors, sizes, or prints, as well as a personalized set of algorithmically generated items. No styling fee is charged for direct purchases. We are incorporated in Delaware and have operations in the United States and the United Kingdom.
COVID-19 Update
We are closely monitoring the effects of the novel coronavirus (“COVID-19”) outbreak, which was declared a global pandemic in March 2020, and its impact on our business, the full extent of which will depend on factors such as the length of time the outbreak continues; how federal, state and local governments are responding; the impact of the crisis on the economy and consumer behavior; and the effect on our clients, employees, vendors, and other partners. As a result of the COVID-19 outbreak, we temporarily closed three of our fulfillment centers, operated at significantly reduced capacity for much of the quarter, and reduced our marketing in light of this reduced capacity.
We do not anticipate any impairments with respect to long-lived assets or short-term and long-term investments that would have a material impact on our financial statements.
We also believe our financial resources will allow us to manage the impact of COVID-19 on our business operations. We believe our existing cash, cash equivalents, short-term investment balances, and the borrowing available under our senior revolving credit facility, if needed, will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months.
Coronavirus Aid, Relief, and Economic Security Act
On March 27, 2020, the U.S. enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which among other things, provides employer payroll tax credits for wages paid to employees who are unable to work during the COVID-19 outbreak. In addition, the CARES Act permits net operating loss (“NOL”) carryovers and carrybacks to offset 100% of taxable income for tax years beginning before 2021 and allows NOLs incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. We provided for an estimated effect of the CARES Act in our financial statements for the period ended May 2, 2020.
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
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the fiscal year ended August 3, 2019, included in the Company’s Annual Report on Form 10-K filed with the SEC on October 2, 2019 (the “2019 Annual Report”).

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
We have considered the impact of the COVID-19 pandemic on significant estimates and judgments used in applying accounting policies. While there is a greater degree of uncertainty in applying these judgments in light of this crisis, we believe reasonable estimates have been used in preparing the unaudited condensed consolidated financial statements.
Restricted Cash
Restricted cash represented cash balances held in segregated accounts collateralizing letters of credit for our leased properties at April 27, 2019.
Short-Term and Long-Term Investments
The Company’s short-term and long-term investments have been classified and accounted for as available-for-sale securities. We determine the appropriate classification of our investments at the time of purchase and reevaluate the classification at each balance sheet date. Available-for-sale securities with maturities of 12 months or less are classified as short-term and available-for-sale securities with maturities greater than 12 months are classified as long-term. The Company’s available-for-sale securities are carried at fair value, with unrealized gains and losses, net of taxes, reported within accumulated other comprehensive income (loss) (“AOCI”) in stockholders’ equity, with the exception of unrealized losses believed to be other-than-temporary, which are reported in earnings in the current period, if applicable. There were no other-than-temporary losses recorded for the three and nine months ended May 2, 2020, and April 27, 2019, respectively. The cost of securities sold is based upon the specific identification method.
Long-Lived Assets
Our long-lived assets are principally comprised of property and equipment and operating lease right-of-use assets. For the period ended May 2, 2020, we considered the economic impact of COVID-19 a triggering event and performed a long-lived asset impairment review. As of May 2, 2020, we have not recorded impairment on our long-lived assets.
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
Revenue Recognition
We generate revenue primarily from the sale of merchandise in a Fix and, to a lesser extent, from direct purchases. Clients create an online account on our website or mobile app, complete a style profile, and order a Fix or merchandise to be delivered on a specified date.
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
We deduct discounts, sales tax, and estimated refunds to arrive at net revenue. Sales tax collected from clients is not considered revenue and is included in accrued liabilities until remitted to the taxing authorities. All shipping and handling costs are accounted for as fulfillment costs in cost of goods sold and as selling, general, and administrative expense (“SG&A”), respectively, and are therefore not evaluated as a separate performance obligation. Discounts are recorded as a reduction to revenue when the order is accepted. We record a refund reserve based on our historical refund patterns. Our refund reserve, which is included in accrued liabilities in the condensed consolidated balance sheets, was $4.3 million and $3.1 million as of May 2, 2020, and August 3, 2019, respectively.
The Company has five types of contractual liabilities: (i) cash collections of upfront styling fees, which are included in deferred revenue and are recognized as revenue upon the earlier of application to a merchandise purchase or expiry of the offer, (ii) cash collections of Style Pass annual fees, which are included in deferred revenue and are recognized upon the earlier of application to a merchandise purchase or expiry of the Style Pass annual period, (iii) unredeemed gift cards, which are included in gift card liability and recognized as revenue upon usage or inclusion in gift card breakage estimates, (iv) referral credits, which are included in other current liabilities and are recognized as revenue when used, and (v) cash collections of direct purchases, which are included in deferred revenue and are recognized as revenue upon shipment.
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
Contractual liabilities included in deferred revenue, gift card liability, and other current liabilities were $14.7 million, $8.9 million, and $2.7 million, respectively, at May 2, 2020, and $12.0 million, $7.2 million, and $1.6 million, respectively, at August 3, 2019. During the three months ended May 2, 2020, the Company recognized $0.5 million, $0.3 million, and $0.1 million of revenue previously included in deferred revenue, gift card liability, and other current liabilities, respectively, at August 3, 2019. During the nine months ended May 2, 2020, the Company recognized $11.6 million, $2.4 million, and $0.7 million of revenue previously included in deferred revenue, gift card liability, and other current liabilities, respectively, at August 3, 2019.
Deferred revenue related to upfront styling fees totaled $11.2 million as of May 2, 2020, and $9.6 million as of August 3, 2019. Deferred revenue related to Style Pass annual fees totaled $2.6 million as of May 2, 2020, and $2.3 million as of August 3, 2019. Deferred revenue related to direct orders totaled $0.9 million as of May 2, 2020, and $0.1 million as of August 3, 2019.
The Company expects deferred revenue for upfront styling fees, direct orders, and Style Pass annual fees to be recognized within one year. On average, gift card liability and other current liabilities are also recognized within one year.
Concentration of Credit Risks
We are subject to concentrations of credit risk principally from cash and cash equivalents and investment securities. The majority of our cash is held by two financial institutions within the United States. Our cash balances held by these institutions may exceed federally insured limits. The associated risk of concentration for cash is mitigated by banking with credit-worthy institutions. The associated risk of concentration for cash equivalents and investments is mitigated by maintaining a diversified portfolio of highly rated instruments.
No client accounted for greater than 10% of total revenue, net for the three and nine months ended May 2, 2020, and April 27, 2019, respectively.

Recently Issued Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard requires entities to use a financial instrument impairment model based on expected losses, known as the current expected credit loss model, rather than incurred losses. Under the new guidance, an entity recognizes an allowance for estimated credit losses upon recognition of the financial instrument. The new guidance also changes the impairment model for available-for-sale debt securities, requiring the use of an allowance to record estimated credit losses and subsequent recoveries. We expect to adopt this standard in our first fiscal quarter of 2021. We are currently evaluating the impact that this standard will have on our consolidated financial statements.
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
Our financial instruments consist of cash and cash equivalents, short-term and long-term investments, accounts payable, and accrued liabilities. At May 2, 2020, and August 3, 2019, the carrying values of cash and cash equivalents, accounts payable, and accrued liabilities approximated fair value due to their short-term maturities.
The following table sets forth the amortized cost, gross unrealized gains, gross unrealized losses and fair values of our short-term and long-term investments accounted for as available-for-sale securities as of May 2, 2020, and August 3, 2019:

	May 2, 2020				August 3, 2019
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial Assets:
Investments:
U.S. Treasury securities	$69,644	$713	$(5)	$70,352	$49,807	$100	$—	$49,907
Commercial paper	31,154	—	—	31,154	29,761	—	—	29,761
Asset-backed securities	46,513	397	—	46,910	42,587	145	—	42,732
Corporate bonds	82,633	618	(4)	83,247	73,969	279	—	74,248
Total	$229,944	$1,728	$(9)	$231,663	$196,124	$524	$—	$196,648

The following table sets forth the fair value of available-for-sale securities by contractual maturity as of May 2, 2020, and August 3, 2019:

	May 2, 2020				August 3, 2019
(in thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Financial Assets:
Investments:
U.S. Treasury securities	$45,495	$24,857	$—	$70,352	$44,772	$5,135	$—	$49,907
Commercial paper	31,154	—	—	31,154	29,761	—	—	29,761
Asset-backed securities	6,162	40,748	—	46,910	5,412	37,320	—	42,732
Corporate bonds	61,933	21,314	—	83,247	63,331	10,917	—	74,248
Total	$144,744	$86,919	$—	$231,663	$143,276	$53,372	$—	$196,648
The following table sets forth our cash equivalents, and short-term and long-term investments accounted for as available-for-sale securities that were measured at fair value on a recurring basis based on the fair value hierarchy as of May 2, 2020, and August 3, 2019:

	May 2, 2020				August 3, 2019
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$2,565	$—	$—	$2,565	$6,427	$—	$—	$6,427
U.S. Treasury securities	5,508	—	—	5,508	—	—	—	—
Commercial paper	—	—	—	—	—	11,970	—	11,970
Investments:
U.S. Treasury securities	70,352	—	—	70,352	49,907	—	—	49,907
Commercial paper	—	31,154	—	31,154	—	29,761	—	29,761
Asset-backed securities	—	46,910	—	46,910	—	42,732	—	42,732
Corporate bonds	—	83,247	—	83,247	—	74,248	—	74,248
Total	$78,425	$161,311	$—	$239,736	$56,334	$158,711	$—	$215,045
There were no transfers of financial assets or liabilities into or out of Level 1, Level 2, or Level 3 for the three and nine months ended May 2, 2020, and April 27, 2019.

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
Our leasing portfolio includes lease arrangements for our corporate offices, fulfillment centers, and, to a lesser extent, equipment. Such leases generally have original lease terms between five and eight years, and often include one or more options to renew. We include options to extend in the lease term if they are reasonably certain of being exercised. We do not currently consider our renewal options to be reasonably certain to be exercised. We do not have residual value guarantees associated with our leases.
The following table includes the components of our rent expense recorded in selling, general, and administrative expense:

	For the Three Months Ended	For the Nine Months Ended
(in thousands)	May 2, 2020	May 2, 2020
Operating lease cost	$7,369	$21,851
Variable lease costs	1,538	4,486
Short-term lease costs	222	234
Sublease income	(391)	(1,257)
Total	$8,738	$25,314
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
The following is a schedule by year of the maturities of operating lease liabilities with original terms in excess of one year, as of May 2, 2020:

(in thousands)	May 2, 2020
Remainder of 2020	$7,091
2021	30,909
2022	29,640
2023	27,609
2024	23,745
2025	21,438
Thereafter	58,164
Total undiscounted future minimum lease payments	198,596
Less imputed interest	(32,962)
Total discounted future minimum lease payments	$165,634
A schedule of the future minimum rental commitments under our non-cancelable operating lease agreements with an initial or remaining term in excess of one year as of August 3, 2019, in accordance with ASC 840 were as follows:

(in thousands)	August 3, 2019
2020	$27,018
2021	27,680
2022	25,451
2023	23,258
2024	19,696
Thereafter	56,687
Total	$179,790
The weighted average remaining term for our leases as of May 2, 2020 was 6.9 years. The weighted average discount rate for our leases as of May 2, 2020 was 4.8%.
Supplemental cash flow information related to our leases is as follows:

For the Nine Months Ended
(in thousands)	May 2, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$24,179
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	150,391

In January 2020, we entered into a ten-year agreement to lease approximately 700,000 square feet of space to be used as a fulfillment center in Plainfield, Indiana. This lease commenced in March 2020 and was classified as an operating lease with an initial lease liability of $19.6 million and a right-of-use asset of $14.0 million.
5. Accrued Liabilities
Accrued liabilities consisted of the following:

(in thousands)	May 2, 2020	August 3, 2019
Compensation and related benefits	$14,661	$9,494
Advertising	9,621	12,922
Sales taxes	4,657	6,956
Shipping and freight	6,213	7,045
Accrued accounts payable	4,171	7,550
Inventory purchases	20,315	15,703
Other	11,029	10,064
Total accrued liabilities	$70,667	$69,734

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
On October 11, 2018, October 26, 2018, November 16, 2018, and December 10, 2018, four putative class action lawsuits alleging violations of the federal securities laws were filed in the U.S. District Court for the Northern District of California, naming as defendants us and certain of our officers. The four lawsuits each make the same allegations of violations of the Securities Exchange Act of 1934, as amended, by us and our officers for allegedly making materially false and misleading statements regarding our active client growth and strategy with respect to television advertising between June 2018 and October 2018. The plaintiffs seek unspecified monetary damages and other relief. The four lawsuits have been consolidated and a lead plaintiff has been appointed. On September 18, 2019, the lead plaintiff in the consolidated class action lawsuits (the “Class Action”) filed a consolidated complaint for violation of the federal securities laws. On October 28, 2019, we and other defendants filed a motion to dismiss the consolidated complaint. The lead plaintiff filed an opposition to the motion to dismiss on December 9, 2019, and we and the other defendants filed our reply in support of our motion to dismiss on December 30, 2019. The court has taken the motion under submission.
On December 12, 2018, a derivative action was filed against our directors in the same court, alleging the same violations of securities laws as alleged in the Class Action. The derivative action has been stayed pending the outcome of the motion to dismiss in the Class Action. On December 12, 2019, a second derivative action was filed against our directors in the same court, alleging the same violations of securities laws and breach of fiduciary duties as the other derivative action. The second derivative action has also been stayed pending the outcome of the motion to dismiss in the Class Action. The two derivative actions have been related to each other and to the Class Action, and all the related cases are now proceeding before a single judge in the U.S. District Court for the Northern District of California.
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
7. Accumulated Other Comprehensive Income (Loss)
The tables below present the changes in AOCI by component and, if applicable, the reclassifications out of AOCI:

	Changes in Accumulated Other Comprehensive Income (Loss)
(in thousands)	Available-for-sale Securities	Foreign Currency Translation	Total
Balance at January 26, 2019	$22	$119	$141
Other comprehensive income (loss) before reclassifications(1)	140	(190)	(50)
Net change in AOCI	140	(190)	(50)
Balance at April 27, 2019	$162	$(71)	$91

	Changes in Accumulated Other Comprehensive Income (Loss)
(in thousands)	Available-for-sale Securities	Foreign Currency Translation	Total
Balance at February 1, 2020	$466	$1,828	$2,294
Other comprehensive income (loss) before reclassifications(1)	995	(1,773)	(778)
Amounts reclassified from AOCI	(1)	—	(1)
Net change in AOCI	994	(1,773)	(779)
Balance at May 2, 2020	$1,460	$55	$1,515

	Changes in Accumulated Other Comprehensive Income (Loss)
(in thousands)	Available-for-sale Securities	Foreign Currency Translation	Total
Balance at July 28, 2018	$—	$—	$—
Other comprehensive income (loss) before reclassifications(1)	162	(71)	91
Net change in AOCI	162	(71)	91
Balance at April 27, 2019	$162	$(71)	$91

	Changes in Accumulated Other Comprehensive Income (Loss)
(in thousands)	Available-for-sale Securities	Foreign Currency Translation	Total
Balance at August 3, 2019	$391	$(578)	$(187)
Other comprehensive income (loss) before reclassifications(1)	1,072	633	1,705
Amounts reclassified from AOCI	(3)	—	(3)
Net change in AOCI	1,069	633	1,702
Balance at May 2, 2020	$1,460	$55	$1,515

 (1)The associated income tax effects for gains / losses on available-for-sale securities were $35 and $126 for the three months ended April 27, 2019, and May 2, 2020, respectively, and $48 and $259 for the nine months ended April 27, 2019, and May 2, 2020, respectively.

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
2017 Incentive Plan
In November 2017, our board of directors and stockholders adopted our 2017 Incentive Plan (the “2017 Plan”). The remaining shares available for issuance under the 2011 Plan became reserved for issuance under the 2017 Plan. Our 2017 Plan provides for the grant of Class A incentive stock options to employees, including employees of any parent or subsidiary, and for the grant of nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards, and other forms of stock awards to employees, directors, and consultants, including employees and consultants of our subsidiaries. The number of shares authorized for issuance under the 2017 Plan was 22,207,698 as of May 2, 2020.
2019 Inducement Plan
In October 2019, our board of directors adopted our 2019 Inducement Plan (the “2019 Plan”). Our 2019 Plan provides for the grant of Class A nonqualified stock options and restricted stock unit awards to individuals who satisfy the standards for inducement grants under the relevant Nasdaq Stock Market rules. The number of shares authorized for issuance under the 2019 Plan was 1,750,000 as of May 2, 2020.
Stock option activity under the 2011 Plan, 2017 Plan, and 2019 Plan is as follows:

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in thousands)
Balance – August 3, 2019	7,070,125	$14.48	7.72	$73,861
Granted	1,602,670	$23.39
Exercised	(764,284)	$8.09
Cancelled	(500,803)	$22.33
Balance – May 2, 2020	7,407,708	$16.79	7.59	$21,095
The aggregate intrinsic value is the difference between the current fair value of the underlying common stock and the exercise price for in-the-money stock options.
The following table summarizes the restricted stock unit (“RSU”) award activity under the 2017 Plan and 2019 Plan:

	Unvested RSUs
	Class A Common Stock	Weighted- Average Grant Date Fair Value
Unvested at August 3, 2019	4,428,845	$27.30
Granted	7,032,993	$17.01
Vested	(714,908)	$25.14
Forfeited	(1,069,114)	$24.49
Unvested at May 2, 2020	9,677,816	$20.30
Stock-Based Compensation Expense
Stock-based compensation expense for employees was $19.6 million and $47.5 million for the three and nine months ended May 2, 2020, respectively, and $9.1 million and $23.8 million for the three and nine months ended April 27, 2019, respectively.

Stock-based compensation expense is included in selling, general, and administrative expenses in our condensed consolidated statements of operations and comprehensive income.
The weighted-average grant date fair value of options granted during the nine months ended May 2, 2020, was $11.35 per share. The weighted-average grant date fair value of options granted during the nine months ended April 27, 2019, was $11.37 per share. As of May 2, 2020, the total unrecognized compensation expense related to unvested options and RSUs, net of estimated forfeitures, was $216.7 million, which we expect to recognize over an estimated weighted average period of 2.8 years.
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

	For the Three Months Ended		For the Nine Months Ended
	May 2, 2020	April 27, 2019	May 2, 2020	April 27, 2019
Expected term (in years)	6.2 - 6.2	6.0 - 6.5	5.5 - 6.2	5.1 - 6.5
Volatility	50.1%	52.2%	50.1% - 51.2%	41.7% - 52.2%
Risk free interest rate	1.4%	2.6%	1.4% - 1.7%	2.6% - 3.0%
Dividend yield	—%	—%	—%	—%

9. Income Taxes
The following table summarizes our effective tax rate from income for the periods presented:

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	May 2, 2020	April 27, 2019	May 2, 2020	April 27, 2019
Income (loss) before income taxes	$(45,252)	$(2,713)	$(34,326)	$26,737
Provision (benefit) for income taxes	(11,349)	(9,761)	(11,676)	(2,965)
Effective tax rate	(25.1)%	(359.8)%	(34.0)%	(11.1)%
Our effective tax rate for the three and nine months ended May 2, 2020, differs from the federal statutory income tax rate primarily due to the net operating loss carryback provisions of the CARES Act, the effects of income taxed at different rates, the reversal of stock-based compensation expenses, and allowable credits.
Our effective tax rate for the three and nine months ended April 27, 2019, differed from the federal statutory income tax rate primarily due to alignment of foreign operations for our business, the benefits of stock-based compensation deductions, allowable credits, certain nondeductible expenses, and state taxes.
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
A reconciliation of the numerator and denominator used in the calculation of basic and diluted EPS attributable to common stockholders is as follows:

	For the Three Months Ended
	May 2, 2020		April 27, 2019
(in thousands, except share and per share amounts)	Class A	Class B	Class A	Class B
Numerator:
Net income (loss)	$(18,714)	$(15,189)	$3,286	$3,762
Less: undistributed earnings to participating securities	—	—	—	—
Net income (loss) attributable to common stockholders - basic	(18,714)	(15,189)	3,286	3,762
Reallocation of undistributed earnings (loss) as a result of conversion of Class B to Class A shares	—	—	3,762	—
Reallocation of undistributed earnings (loss) to Class B shares	—	—	—	45
Net income (loss) attributable to common stockholders - diluted	$(18,714)	$(15,189)	$7,048	$3,807
Denominator:
Weighted-average shares of common stock - basic	56,661,027	45,989,128	46,770,816	53,530,262
Conversion of Class B to Class A common shares outstanding	—	—	53,530,262	—
Effect of dilutive stock options and restricted stock units	—	—	3,314,081	2,492,226
Weighted-average shares of common stock - diluted	56,661,027	45,989,128	103,615,159	56,022,488
Earnings (loss) per share attributable to common stockholders:
Basic	$(0.33)	$(0.33)	$0.07	$0.07
Diluted	$(0.33)	$(0.33)	$0.07	$0.07

	For the Nine Months Ended
	May 2, 2020		April 27, 2019
(in thousands, except share and per share amounts)	Class A	Class B	Class A	Class B
Numerator:
Net income (loss)	$(12,370)	$(10,280)	$12,680	$17,022
Less: undistributed earnings to participating securities	—	—	(9)	(12)
Net income (loss) attributable to common stockholders - basic	(12,370)	(10,280)	12,671	17,010
Add: adjustments to undistributed earnings to participating securities	—	—	1	—
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	—	—	17,010	—
Reallocation of undistributed earnings to Class B shares	—	—	—	236
Net income (loss) attributable to common stockholders - diluted	$(12,370)	$(10,280)	$29,682	$17,246
Denominator:
Weighted-average shares of common stock - basic	55,754,290	46,330,439	42,526,494	57,092,932
Conversion of Class B to Class A common shares outstanding	—	—	57,092,932	—
Effect of dilutive stock options and restricted stock units	—	—	3,956,276	3,086,758
Weighted-average shares of common stock - diluted	55,754,290	46,330,439	103,575,702	60,179,690
Earnings (loss) per share attributable to common stockholders:
Basic	$(0.22)	$(0.22)	$0.30	$0.30
Diluted	$(0.22)	$(0.22)	$0.29	$0.29

The following common stock equivalents were excluded from the computation of diluted earnings (loss) per share for the periods presented because including them would have been antidilutive:

	For the Three Months Ended		For the Nine Months Ended
	May 2, 2020	April 27, 2019	May 2, 2020	April 27, 2019
Restricted stock units	8,625,483	1,563,723	8,027,468	2,378,821
Stock options to purchase Class A common stock	3,064,975	1,456,543	3,002,050	1,425,213
Stock options to purchase Class B common stock	3,751,705	1,200,479	3,745,626	1,047,268
Total	15,442,163	4,220,745	14,775,144	4,851,302

11. Subsequent Events
California Styling Organization
On June 1, 2020, we announced a restructuring plan to eliminate substantially all of our Styling team based in California. In connection with the restructuring plan, we estimate that we will incur approximately $4.0 million to $6.0 million of restructuring and related charges primarily related to employee severance and benefits costs, which we expect to incur through the first quarter of fiscal 2021. Other costs such as relocation assistance are not estimable at this time.
Senior Revolving Credit Facility
In June 2020, we entered into a credit agreement (the “Credit Agreement”) with Silicon Valley Bank and other lenders, to provide a revolving line of credit of up to $90.0 million, including a letter of credit sub-facility in the aggregate amount of $20.0 million, and a swingline sub-facility in the aggregate amount of $50.0 million. We also have the option to request an incremental facility of up to an additional $60.0 million from one or more of the lenders under the Credit Agreement.
Under the terms of the Credit Agreement, revolving loans may be either Eurodollar Loans or ABR Loans. Outstanding Eurodollar Loans incur interest at the Eurodollar Rate, which is defined in the Credit Agreement as LIBOR (or any successor thereto), plus a margin of either 2.25% or 2.50%, depending on usage. Outstanding ABR Loans incur interest at the highest of (a) the Prime Rate, as published by the Wall Street Journal, (b) the federal funds rate in effect for such day plus 0.50%, and (c) the Eurodollar Rate plus 1.00%, in each case plus a margin of either 1.25% or 1.50%, depending on usage. We will be charged a commitment fee of either 0.25% or 0.30% per year, depending on usage, for committed but unused amounts. The Credit Agreement will terminate on June 2, 2021, unless the termination date is extended at the election of the lenders.

The Credit Agreement is secured by substantially all of our current and future property, rights, and assets, including, but not limited to, cash, goods, equipment, contractual rights, financial assets, and intangible assets. The Credit Agreement contains covenants limiting our ability to, among other things, dispose of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock, and make investments, in each case subject to certain exceptions. The Credit Agreement also contains financial covenants requiring us to maintain minimum free cash flow and an adjusted current ratio above specified levels, measured in each case at the end of each fiscal quarter. We were in compliance with all financial covenants as of the date of this filing. The Credit Agreement contains events of default that include, among others, non-payment of principal, interest, or fees, breach of covenants, inaccuracy of representations and warranties, cross defaults to certain other indebtedness, bankruptcy and insolvency events, and material judgments.
We will capitalize $0.7 million of issuance costs in connection with the Credit Agreement in the quarter ended August 1, 2020. As of the date of this filing, we do not have any borrowings outstanding under the Credit Agreement.

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
In May 2019, we launched our service in the UK. In June 2019, we launched direct-buy functionality to allow clients the flexibility of purchasing items outside of a Fix. The first offering of this direct-buy functionality was Shop New Colors, which is available for Men’s and Women’s clients in the United States and allows clients to order previously purchased items in different colors, sizes, or prints. In February 2020, we launched Shop Your Looks, which presents clients a personalized set of algorithmically generated items for direct purchase based on items they have already bought from us, and in June 2020, we introduced “Trending for you,” which allows Men’s and Women’s clients to shop personalized looks based on their style profiles. No styling fee is charged for direct purchases.
For the three months ended May 2, 2020, we reported $371.7 million in net revenue, representing a year-over-year decline of 9.1% from the three months ended April 27, 2019. For the nine months ended May 2, 2020, we reported $1.3 billion in net revenue, representing year-over-year growth of 10.7% from the nine months ended April 27, 2019. As of May 2, 2020, and April 27, 2019, we had 3,418,000 and 3,133,000 active clients, respectively, representing year-over-year growth of 9.1%.
Net loss for the three and nine months ended May 2, 2020, was $33.9 million and $22.7 million, respectively, compared to net income for three and nine months ended April 27, 2019, of $7.0 million and $29.7 million, respectively.

COVID-19 Update
We are closely monitoring the effects of the novel coronavirus (“COVID-19”) outbreak, which was declared a global pandemic in March 2020, and its impact on our business, the full extent of which will depend on factors such as the length of time the outbreak continues; how federal, state and local governments are responding; the impact of the crisis on the economy and consumer behavior; and the effect on our clients, employees, vendors, and other partners.
During this time, we are focused on protecting the health and safety of our employees and clients, while seeking to continue operating our business responsibly. In March, we temporarily closed three of our seven fulfillment centers to assess our ability to operate under shelter-in-place orders and develop protocols to protect the welfare of our warehouse employees. Those centers have since reopened, and all seven fulfillment centers are currently operating with safety measures in place, including social distancing, health screening, enhanced cleaning protocols, and protective equipment such as masks and gloves for employees. We also provided all of our fulfillment center employees four weeks of flexible paid time off.
Due to these measures, we have had significantly less capacity in our warehouses, which has resulted in delayed Fix shipments, delayed return processing, extended wait times for our clients, and significant inventory management challenges. These factors were the principal causes of our decline in revenue and gross margin for the quarter. Our warehouse capacity constraints were more acute during March, but have steadily improved in April and May, so that as of the date of this Quarterly Report, our warehouses are now approaching full capacity levels.
We have also made other changes to our operations over the last several months in response to COVID-19. All of our employees who are able to work remotely are required to do so, and we have provided additional paid time off to those employees who are not able to work remotely. We extended our 3-day return window to 10 days to provide our clients with more flexibility. We also continue to work with our vendors to minimize inventory disruptions. Although we experienced some delays in inventory receipts, these delays did not significantly impact our business.
The effect of the COVID-19 pandemic on the broader economy and consumer behavior continues to evolve. During the latter half of our third fiscal quarter, we did experience lower demand, which negatively affected net revenue per active client, and which we believe is largely attributable to consumer reactions as the COVID-19 crisis escalated during March and April. We saw some positive client demand signals during this time, including with our auto-ship clients and continued growth of our direct buy offering; however, we saw some softness in new client acquisition in part because we reduced our marketing spend in reaction to the COVID-19 crisis. For further discussion of the COVID-19 related risks facing our business, refer to the “Risk Factors” section included in Part II, Item 1A.
Although we are experiencing unprecedented challenges during this global health crisis, we continue to focus on our long-term growth and strategies that capture the changing ways people shop. While we cannot reasonably estimate the long-term impacts of the COVID-19 pandemic, we believe that our business model positions us to emerge from this crisis with a structural advantage and new opportunities to increase market share.
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

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	May 2, 2020	April 27, 2019	May 2, 2020	April 27, 2019
Adjusted EBITDA ex. SBC reconciliation:
Net income (loss)	$(33,903)	$7,048	$(22,650)	$29,702
Add (deduct):
Interest (income) expense	(1,372)	(1,463)	(4,502)	(4,032)
Provision (benefit) for income taxes	(11,349)	(9,761)	(11,676)	(2,965)
Other (income) expense, net	569	(391)	1,431	(964)
Depreciation and amortization	5,788	4,257	16,558	11,441
Adjusted EBITDA	(40,267)	(310)	(20,839)	33,182
Add (deduct):
Stock-based compensation expense	19,594	9,069	47,475	23,816
Adjusted EBITDA ex. SBC	$(20,673)	$8,759	$26,636	$56,998
Free Cash Flow
We define free cash flow as cash flows provided by (used in) operating activities reduced by purchases of property and equipment that are included in cash flows used in investing activities. The following table presents a reconciliation of cash flows provided by (used in) operating activities, the most comparable GAAP financial measure, to free cash flow for each of the periods presented:

	For the Nine Months Ended
(in thousands)	May 2, 2020	April 27, 2019
Free cash flow reconciliation:
Cash flows provided by (used in) operating activities	$(20,488)	$75,208
Deduct:
Purchases of property and equipment	(18,651)	(24,517)
Free cash flow	$(39,139)	$50,691
Cash flows used in investing activities	$(52,177)	$(233,754)
Cash flows provided by (used in) financing activities	$(1,648)	$4,934

Operating Metrics

	May 2, 2020	February 1, 2020	November 2, 2019	August 3, 2019	April 27, 2019
Active clients (in thousands)	3,418	3,465	3,416	3,236	3,133
Net revenue per active client(1)	$498	$501	$485	$488	$467

(1) Fiscal year 2019 was a 53-week year, with the extra week occurring in the quarter ended August 3, 2019. Net revenue per active client calculations including the fourth quarter of fiscal year 2019 include 53 weeks of revenue.

Active Clients
We believe that the number of active clients is a key indicator of our growth and the overall health of our business. We define an active client as a client who checked out a Fix or was shipped an item using our direct-buy functionality in the preceding 52 weeks, measured as of the last day of that period. A client checks out a Fix when she indicates what items she is keeping through our mobile application or on our website. We consider each Men’s, Women’s, or Kids account as a client, even if they share the same household. We had 3,418,000 and 3,133,000 active clients as of May 2, 2020, and April 27, 2019, respectively, representing year-over-year growth of 9.1%.
Net Revenue per Active Client
We believe that net revenue per active client is an indicator of client engagement and satisfaction. We calculate net revenue per active client based on net revenue over the preceding four fiscal quarters divided by the number of active clients, measured as of the last day of the period. Net revenue per active client was $498 and $467 as of May 2, 2020, and April 27, 2019, respectively, representing year-over-year growth of 6.5%. The 53rd week of fiscal 2019 contributed approximately 2.0% of the increase to net revenue per active client as of May 2, 2020. Net revenue per active client as of May 2, 2020, compared with net revenue per active client as of February 1, 2020, decreased due to COVID-19 related decreases in revenue and active clients.
Factors Affecting Our Performance
Inventory Management
We leverage our data science to buy and manage our inventory, including merchandise assortment and fulfillment center optimization. Because our merchandise assortment directly correlates to client success, we may at times optimize our inventory to prioritize long-term client success over short-term gross margin impact. To ensure sufficient availability of merchandise, we generally enter into purchase orders well in advance and frequently before apparel trends are confirmed by client purchases. As a result, we are vulnerable to demand and pricing shifts and availability of merchandise at time of purchase. We incur inventory write-offs and changes in inventory reserves that impact our gross margins. For example, we purchased inventory based on our pre-COVID-19 pandemic projections during the three months ended May 2, 2020, which has resulted in excess inventory levels and higher inventory reserves during the quarter. As noted above, in March 2020, we temporarily closed three of our seven fulfillment centers resulting in significantly less capacity in our warehouses and in turn delayed Fix shipments and a substantial backlog, delayed return processing, extended wait times for our clients, and significant inventory management challenges. These factors were the principal causes of our decline in revenue and gross margin for the quarter. Our warehouse capacity constraints were more acute during March, but have steadily improved in April and May, so that as of the date of this Quarterly Report, our warehouses are now approaching full capacity.
Moreover, our inventory investments will fluctuate with the needs of our business. For example, entering new locations such as the UK, new categories such as Stitch Fix Kids, or adding new fulfillment centers will all require additional investments in inventory.
Client Acquisition and Engagement
To grow our business, we must continue to acquire clients and successfully engage them. We believe that implementing broad-based marketing strategies that increase our brand awareness has the potential to strengthen Stitch Fix as a national consumer brand, help us acquire new clients, and drive revenue growth. As our business has achieved a greater scale and we are able to support a large and growing client base, we have increased our investments in marketing to take advantage of more marketing channels to efficiently acquire clients. While we expect to continue to make significant marketing investments to grow our business in the long run, our marketing expenses may vary from period to period. For example, our advertising spend was $37.8 million and $124.0 million for the three and nine months ended May 2, 2020, and $50.4 million and $113.2 million for the three and nine months ended April 27, 2019. We decided to spend less on marketing during the three months ended May 2, 2020, compared to the same period last year, due to reduced capacity to serve new and existing clients as we implemented operational changes at our fulfillment centers in response to COVID-19. We currently utilize both digital and offline channels to attract new visitors to our website or mobile app and subsequently convert them into clients. Our current marketing efforts include client referrals, affiliate programs, partnerships, display advertising, television, print, radio, video, content, direct mail, social media, email, mobile “push” communications, search engine optimization, and keyword search campaigns.
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
Investment in our Operations and Infrastructure
To grow our client base and enhance our offering, we will incur additional expenses. We intend to leverage our data science and deep understanding of our clients’ needs to inform investments in operations and infrastructure. We anticipate that our expenses will increase as we continue to hire additional personnel and further advance our technological and data science capabilities. Moreover, we intend to make capital investments in our inventory, fulfillment centers, and office space and logistics infrastructure as we launch new categories, expand internationally, and drive operating efficiencies. For example, we still anticipate a total investment of $25-35 million in fiscal year 2020 in UK merchandise, styling, and operations. We expect to increase our spending on these investments in the future and cannot be certain that these efforts will grow our client base or be cost-effective. However, we believe these strategies will yield positive returns in the long term.
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

Provision (Benefit) for Income Taxes
Our provision (benefit) for income taxes consists of an estimate of federal, state, and international income taxes based on enacted federal, state, and international tax rates, as adjusted for allowable credits, deductions, and uncertain tax positions.
Results of Operations
Comparison of the Three and Nine Months Ended May 2, 2020, and April 27, 2019
The following table sets forth our results of operations for the periods indicated:

	For the Three Months Ended		%	For the Nine Months Ended		%
(in thousands)	May 2, 2020	April 27, 2019	Change	May 2, 2020	April 27, 2019	Change
Revenue, net	$371,726	$408,893	(9.1)%	$1,268,325	$1,145,409	10.7%
Cost of goods sold	220,115	224,445	(1.9)%	713,225	632,644	12.7%
Gross profit	151,611	184,448	(17.8)%	555,100	512,765	8.3%
Selling, general, and administrative expenses	197,666	189,015	4.6%	592,497	491,024	20.7%
Operating income (loss)	(46,055)	(4,567)	*	(37,397)	21,741	(272.0)%
Interest (income) expense	(1,372)	(1,463)	(6.2)%	(4,502)	(4,032)	11.7%
Other (income) expense, net	569	(391)	(245.5)%	1,431	(964)	(248.4)%
Income (loss) before income taxes	(45,252)	(2,713)	*	(34,326)	26,737	(228.4)%
Provision (benefit) for income taxes	(11,349)	(9,761)	16.3%	(11,676)	(2,965)	293.8%
Net income (loss)	$(33,903)	$7,048	*	$(22,650)	$29,702	(176.3)%

* Not meaningful
 The following table sets forth the components of our results of operations as a percentage of revenue:

	For the Three Months Ended		For the Nine Months Ended
	May 2, 2020	April 27, 2019	May 2, 2020	April 27, 2019
Revenue, net	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	59.2%	54.9%	56.2%	55.2%
Gross margin	40.8%	45.1%	43.8%	44.8%
Selling, general, and administrative expenses	53.2%	46.2%	46.7%	42.9%
Operating income (loss)	(12.4)%	(1.1)%	(2.9)%	1.9%
Interest (income) expense	(0.4)%	(0.4)%	(0.4)%	(0.4)%
Other (income) expense, net	0.2%	(0.1)%	0.1%	(0.1)%
Income (loss) before income taxes	(12.2)%	(0.6)%	(2.6)%	2.4%
Provision (benefit) for income taxes	(3.1)%	(2.3)%	(0.9)%	(0.2)%
Net income (loss)	(9.1)%	1.7%	(1.7)%	2.6%

Revenue and Gross Margin
Revenue decreased by $37.2 million, or 9.1%, during the three months ended May 2, 2020, compared with the same period last year. The decrease in revenue was primarily attributable to a decline in operational capacity from COVID-19 related shelter-in-place orders and the measures we took in response to those orders that impacted our fulfillment center staffing and our ability to ship client orders during the period. Due to our reduced capacity to serve clients, we also spent less on advertising during the period, which negatively impacted new and existing client demand.
Revenue increased by $122.9 million, or 10.7%, during the nine months ended May 2, 2020, compared with the same period last year. The increase in revenue was largely due to increased sales of merchandise in the first two quarters of fiscal 2020, compared with the same periods last year, which was primarily driven by an increase in active clients and net revenue per active client in the current fiscal year. These increases were partially offset by lower sales of merchandise during the three months ended May 2, 2020, from the reduction in operational capacity mentioned above.

Gross margin for the three and nine months ended May 2, 2020, decreased by 430 basis points and 100 basis points, respectively, compared with the same periods last year. The decrease for both periods was largely due to COVID-19 impacts, as we sold less merchandise than anticipated during the three months ended May 2, 2020, which led to excess inventory reserves and higher clearance rates. These decreases were slightly offset by lower merchandise costs in the current fiscal year, compared with the same periods last year.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased by $8.7 million and $101.5 million for the three and nine months ended May 2, 2020, respectively, compared with the same periods last year. As a percentage of revenue, selling, general, and administrative expenses increased to 53.2% for the three months ended May 2, 2020, compared with 46.2% for the three months ended April 27, 2019, and increased to 46.7% for the nine months ended May 2, 2020, compared with 42.9% for the nine months ended April 27, 2019.
The increase for the three and nine months ended May 2, 2020, compared with the same period last year, was primarily related to higher compensation and benefits expense we incurred during the three months ending May 2, 2020, including as a result of four weeks of flexible paid time off for our fulfillment center employees, which we provided as part of our response to the COVID-19 pandemic. Additionally, we incurred higher stock-based compensation expense due to increased headcount as we continued to invest in talent, and for the nine months ended, higher advertising spend to support the growth of our business. For the three months ended May 2, 2020, compared with the three months ended April 27, 2019, the increase in selling, general, and administrative expenses was partially offset by a $12.6 million decrease in advertising spend. We spent less on advertising during the period as we had reduced capacity to serve new and existing clients due to operational constraints at our fulfillment centers related to COVID-19.
Provision (Benefit) for Income Taxes
The following table summarizes our effective tax rate from income for the periods presented:

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	May 2, 2020	April 27, 2019	May 2, 2020	April 27, 2019
Income (loss) before income taxes	$(45,252)	$(2,713)	$(34,326)	$26,737
Provision (benefit) for income taxes	(11,349)	(9,761)	(11,676)	(2,965)
Effective tax rate	(25.1)%	(359.8)%	(34.0)%	(11.1)%
Our effective tax rate for the three and nine months ended May 2, 2020, differs from the federal statutory income tax rate primarily due to the net operating loss carryback provisions of the CARES Act, the effects of income taxed at different rates, the reversal of stock-based compensation expenses, and allowable credits.
Our effective tax rate for the three and nine months ended April 27, 2019, differed from the federal statutory income tax rate primarily due to alignment of foreign operations for our business, the benefits of stock-based compensation deductions, allowable credits, certain nondeductible expenses, and state taxes.
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
As of May 2, 2020, we had raised an aggregate of $169.6 million of equity capital including proceeds from our IPO. We had $96.8 million of cash and cash equivalents and investments of $231.7 million as of May 2, 2020. Our investment balance includes $144.7 million of short-term investments with contractual maturities of 12 months or less as of May 2, 2020.
In June 2020, we entered into a $90.0 million credit agreement (“Credit Agreement”) with Silicon Valley Bank and other lenders. The Credit Agreement will terminate on June 2, 2021. The Credit Agreement includes a letter of credit sub-facility of $20.0 million and a swingline sub-facility of up to $50.0 million.
Though we continue to monitor the COVID-19 pandemic closely, the situation is changing rapidly and the extent and duration of the pandemic's impact remain uncertain. Our liquidity and working capital needs could be further negatively impacted. However, we believe our existing cash, cash equivalents, short-term investment balances, and the borrowing available under our senior revolving credit facility, if needed, will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months.
Cash Flows
The following table summarizes our cash flows for the periods indicated below:

	For the Nine Months Ended
(in thousands)	May 2, 2020	April 27, 2019
Net cash provided by (used in) operating activities	$(20,488)	$75,208
Net cash used in investing activities	(52,177)	(233,754)
Net cash provided by (used in) financing activities	(1,648)	4,934
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(74,313)	$(153,612)
Cash provided by (used in) operating activities
During the nine months ended May 2, 2020, cash used in operating activities was $20.5 million, which consisted of a net loss of $22.7 million, adjusted by non-cash charges of $70.4 million and offset by a change of $68.2 million in our net operating assets and liabilities. The non-cash charges were largely driven by $47.5 million of stock-based compensation expense, an $18.4 million increase in inventory reserves, and $16.3 million of depreciation, amortization, and accretion. The change in our net operating assets and liabilities was primarily due to an increase of $65.2 million in our inventory balance due to increased inventory purchases to support our anticipated growth before the COVID-19 outbreak.
During the nine months ended April 27, 2019, cash provided by operating activities was $75.2 million, which consisted of net income of $29.7 million, adjusted by non-cash charges of $33.0 million and a change of $12.5 million in our net operating assets and liabilities. The non-cash charges were largely driven by $23.8 million of stock-based compensation expense, $10.2 million of depreciation and amortization, and $2.8 million of inventory obsolescence reserves. The change in our net operating assets and liabilities was primarily due to an increase of $38.6 million in accounts payable and accrued liabilities related to increased business activity and timing of payments, substantially offset by an increase of $27.8 million in our inventory balance due to increased inventory purchases to support our growth.
Cash used in investing activities
During the nine months ended May 2, 2020, and April 27, 2019, cash used in investing activities was $52.2 million and $233.8 million, respectively. During the nine months ended May 2, 2020, cash used in investing activities was primarily related to our investment of $191.9 million in highly rated available-for-sale securities and $18.7 million in purchases of property and equipment, partially offset by maturities of available-for-sale securities of $132.1 million. During the nine months ended April 27, 2019, cash used in investing activities was primarily related to our investment of $233.2 million in highly rated available-for-sale securities and $24.5 million in purchases of property and equipment.
Cash provided by (used in) financing activities
During the nine months ended May 2, 2020, cash used in financing activities was $1.6 million, which was primarily due to payments for tax withholding related to vesting of restricted stock units, partially offset by proceeds from the exercise of stock options.
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
Refer to “Note 4 - Leases” and “Note 6 - Commitments and Contingencies” in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for commitments entered into during the nine months ended May 2, 2020.
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
We have considered the impact of the COVID-19 pandemic on significant estimates and judgments used in applying accounting policies. While there is a greater degree of uncertainty in applying these judgments in light of this crisis, we believe reasonable estimates have been used in preparing the unaudited condensed consolidated financial statements. The estimates that are subject to a greater degree of uncertainty at this time include estimates of the excess and slow-moving inventory reserve and income taxes.
Except for changes resulting from the adoption of new accounting standards during the period, there have been no significant changes to our critical accounting policies and estimates as discussed in our 2019 Annual Report.
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We are primarily exposed to market risks through interest rate risk on our investments. As of May 2, 2020, we had $231.7 million in highly rated investments accounted for as available-for-sale securities, which are presented on our balance sheet at their fair market value. These interest-earning instruments carry a degree of interest rate risk; however, a hypothetical 10% change in interest rates during the three and nine months ended May 2, 2020, would not have had a material impact on our condensed consolidated financial statements.
Foreign Currency Risk
As of May 2, 2020, our revenue was earned in U.S. dollars and British pound sterling. Our expansion into the UK exposes us to fluctuations in foreign currency exchange rates. Fluctuations in foreign currency exchange rates may also result in transaction gains or losses on transactions in currencies other than the U.S. Dollar or British pound sterling. For the three and nine months ended May 2, 2020, a hypothetical 10% increase or decrease in current exchange rates would not have had a material impact on our condensed consolidated financial results.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report. Based on the evaluation of our disclosure controls and procedures as of May 2, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses in our internal control, our disclosure controls and procedures were not effective as of May 2, 2020.
Material Weakness in Internal Control Over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.
As previously disclosed, throughout fiscal year 2019 we implemented processes and procedures designed to remediate the material weakness identified in connection with the audit of our Consolidated Financial Statements for the year ended July 28, 2018. We continued to review, confirm, and test these initiatives and, in connection with those efforts, as of August 3, 2019, we identified a material weakness in our internal control over financial reporting associated with certain outsourced IT service providers and related material weaknesses in our COSO components as described below.
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
Changes in Internal Control over Financial Reporting
Other than the remediation efforts underway and despite the fact that most of our employees are working remotely due to the COVID-19 pandemic, there were no changes during the quarter ended May 2, 2020, in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We will continue to monitor and assess the impact of COVID-19 on our internal controls.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On October 11, 2018, October 26, 2018, November 16, 2018, and December 10, 2018, four putative class action lawsuits alleging violations of the federal securities laws were filed in the U.S. District Court for the Northern District of California, naming as defendants us and certain of our officers. The four lawsuits each make the same allegations of violations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), by us and our officers for allegedly making materially false and misleading statements regarding our active client growth and strategy with respect to television advertising between June 2018 and October 2018. The plaintiffs seek unspecified monetary damages and other relief. The four lawsuits have been consolidated and a lead plaintiff has been appointed. On September 18, 2019, the lead plaintiff in the consolidated class action lawsuits (the “Class Action”) filed a consolidated complaint for violation of the federal securities laws. On October 28, 2019, we and other defendants filed a motion to dismiss the consolidated complaint. The lead plaintiff filed an opposition to the motion to dismiss on December 9, 2019, and we and the other defendants filed our reply in support of our motion to dismiss on December 30, 2019. The court has taken the motion under submission. We believe these claims are without merit and intend to vigorously defend against them.
On December 12, 2018, a derivative action was filed against our directors in the same court, alleging the same violations of securities laws as alleged in the Class Action, and breach of fiduciary duties. The derivative action has been stayed pending the outcome of the motion to dismiss in the Class Action. On December 12, 2019, a second derivative action was filed against our directors in the same court, alleging the same violations of securities laws and breach of fiduciary duties as the other derivative action. The second derivative action has also been stayed pending the outcome of the motion to dismiss in the Class Action. The two derivative actions have been related to each other and to the Class Action, and all the related cases are now proceeding before a single judge in the U.S. District Court for the Northern District of California.
On December 29, 2017, a lawsuit was filed by a holder of shares of our Class A common stock in the Court of Chancery of the State of Delaware, naming as defendants us and certain of our directors, as well as two other public companies and certain of their directors. The lawsuit sought a court determination that Article VI, Section E of our amended and restated certificate of incorporation, purporting to limit to federal court the forum in which a stockholder could bring a claim under the Securities Act of 1933, as amended (the “Securities Act”), and similar provisions in our co-defendants’ certificates of incorporation, were invalid. On December 19, 2018, the Chancery Court of the State of Delaware issued an opinion in Sciabacucchi v. Salzberg, invalidating our federal exclusive forum provision. We appealed this decision to the Delaware Supreme Court and on March 18, 2020, the Delaware Supreme Court issued an opinion reversing the decision of the Chancery Court, holding the federal exclusive forum provision in our certificate of incorporation to be facially valid.
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

Risks Related to Our Business
The COVID-19 outbreak has caused significant disruption to our operations and is negatively impacting our business, key metrics, and results of operations in numerous ways that remain unpredictable.
Our business has been and may continue to be materially impacted by the effects of the COVID-19 outbreak, which was declared a global pandemic in March 2020. This pandemic and related measures taken to contain the spread of COVID-19, such as government-mandated business closures, orders to “shelter in place,” and travel and transportation restrictions, have negatively affected the U.S. and global economies, disrupted global supply chains, and led to unprecedented levels of unemployment. We have also taken certain actions in response to these measures, such as temporarily closing three of our seven fulfillment centers to assess our ability to operate under shelter-in-place orders and develop protocols to protect the welfare of our warehouse employees.
These factors have resulted in significant disruption that has and may continue to negatively impact our business, including our operational capacity. While all of our fulfillment centers are currently open, they are operating at a reduced capacity with employees on an opt-in basis and with social distancing protocols that require fewer employees to be in a fulfillment center than previously. We also provided all of our fulfillment center employees four weeks of flexible paid time off. Due to these measures, we had significantly less capacity in our warehouses during the third quarter of fiscal year 2020, which resulted in delayed Fix shipments, a significant Fix backlog, delayed inventory and return processing, extended wait times for clients, and inventory management challenges. All of these factors negatively impacted new and existing client demand and our revenue, revenue per active client and gross margin in the three months ended May 2, 2020.
There is much uncertainty around the breadth and duration of the COVID-19 outbreak and its impact on U.S. and global economic activity and consumer behavior. Unemployment rates in the U.S. and UK have increased significantly, which has dampened and could continue to dampen consumer spending and demand for our service, as could the possibility of a national or global economic recession or depression. To the extent the impact of COVID-19 continues or worsens, or if there is a future resurgence after the initial containment, consumer behavior may be altered for an extended period, which would impact our results of operations and financial condition.
Currently, a significant portion of our employees in our corporate offices are working remotely. An extended period of remote work arrangements could strain our business continuity plans, increase operational risk, including heightened vulnerability to cyber attacks, reduce productivity, and impair our ability to manage our business. Our ability to return to normalized operations and the timing of such a return cannot be predicted at this time.
Additionally, the COVID-19 pandemic and resulting economic disruption has also led to significant volatility in the capital markets and has adversely impacted our stock price. While we have taken measures to preserve our access to liquidity, our cash generated from operations has been negatively impacted and future cash flows will be impacted by the development of the pandemic.
The COVID-19 pandemic has negatively impacted our results of operations, but the extent and duration of this impact remain uncertain. It will depend on factors such as the length of time the outbreak continues; how national, state and local governments continue to respond; the impact of the crisis on the economy and consumer behavior; and the effect on our clients, employees, vendors, and other partners. For example, we continue to work with our vendors to minimize inventory disruptions, and while we have not been significantly impacted by delays in inventory receipts, future delays and supply constraints may negatively affect our ability to obtain and manage inventory.
The impact of the COVID-19 pandemic may also exacerbate other risks discussed below, any of which could have a material effect on us. Though we continue to monitor the COVID-19 pandemic closely, the situation is changing rapidly, and additional impacts may arise that we are not aware of currently. In addition, if there is a future resurgence of COVID-19 following its initial containment, the negative impacts on our business may be exacerbated.
Our failure to adequately and effectively staff our fulfillment centers, through third parties or with our own employees, could adversely affect our client experience and operating results.
We currently receive and distribute merchandise at six fulfillment centers in the United States, one of which is operated by a third party. We also have a seventh fulfillment center in the UK, which is operated by the same third party that we use in the United States. In response to the COVID-19 pandemic, we temporarily closed three of our seven fulfillment centers, offered our fulfillment center employees four weeks of paid time off, and reduced the maximum number of employees in each fulfillment center in order to implement social distancing protocols. These changes have resulted in operational constraints, which in turn have reduced our ability to ship merchandise to clients and earn revenue. If there is a resurgence of COVID-19 or we or our third-party partner are unable to adequately staff our fulfillment centers to meet demand in the future, or if the cost of such staffing is higher than historical or projected costs due to mandated wage increases, regulatory changes, international expansion, or other factors, these effects could be exacerbated and our operating results could be further harmed. In addition, operating fulfillment centers comes with potential risks, such as workplace safety issues and employment claims for the failure or alleged failure to comply with labor laws or laws respecting union organizing activities. Furthermore, if we fail to comply with wage and hour laws for our nonexempt employees, many of whom work in our fulfillment centers, we could be subject to legal risk, including claims for back wages, unpaid overtime pay, and missed meal and rest periods, which could be on a class or representative basis. Any such issues may result in delays in shipping times, reduced packing quality, or costly litigation, and our reputation and operating results may be harmed.
By using a third-party operator for some of our fulfillment centers, we also face additional risks associated with not having complete control over operations at those fulfillment centers. Any deterioration in the financial condition or operations of that third party, or the loss of the relationship with that third party, would have significant impact on our operations.
We rely on consumer discretionary spending and have been, and may in the future be, adversely affected by economic downturns and other macroeconomic conditions or trends.
Our business and operating results are subject to global economic conditions and their impact on consumer discretionary spending. Some of the factors that may negatively influence consumer spending include high levels of unemployment; higher consumer debt levels; reductions in net worth, declines in asset values, and related market uncertainty; home foreclosures and reductions in home values; fluctuating interest rates and credit availability; fluctuating fuel and other energy costs; fluctuating commodity prices; and general uncertainty regarding the overall future political and economic environment. We have experienced many of these factors due to the COVID-19 pandemic and related responses and have seen negative impacts on client demand as a result. Furthermore, any increases in consumer discretionary spending during times of crisis may be temporary, such as those related to government stimulus programs, and consumer spending may decrease again if the government does not continue such stimulus programs. Economic conditions in certain regions may also be affected by natural disasters, such as hurricanes, tropical storms, earthquakes, and wildfires; other public health crises; and other major unforeseen events. Consumer purchases of discretionary items, including the merchandise that we offer, generally decline during recessionary periods or periods of economic uncertainty, when disposable income is reduced or when there is a reduction in consumer confidence.
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
•overcome the impacts of COVID-19 and continue to capture market share;
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
To effectively manage our growth, we must continue to implement our operational plans and strategies, improve and expand our infrastructure of people and information systems, and expand, train, and manage our employee base. Since our inception, we have rapidly increased our employee headcount to support the growth of our business. We added a significant number of employees during 2019 and have continued to do so in 2020. We have expanded across all areas of our business. To support continued growth, we must effectively integrate, develop, and motivate a large number of new employees while maintaining our corporate culture, which is made more challenging in the face of shelter-in-place orders issued by governments in response to the COVID-19 pandemic. The risks associated with a rapidly growing workforce will be particularly acute as we expand internationally, as we are less familiar with the labor markets outside of the United States, and if we choose to expand into new merchandise categories.
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
Our success depends on our ability to attract new clients in a cost-effective manner. To expand our client base, we must appeal to and acquire clients who have historically used other means to purchase apparel, shoes, and accessories, such as traditional brick-and-mortar apparel retailers or the websites of our competitors. We also face competition for clients from other retailers who offer or plan to offer similar services as ours. We reach new clients through paid marketing, referral programs, organic word of mouth, and other methods of discovery, such as mentions in the press or internet search engine results. Starting in calendar 2017, we began to increase our paid marketing expenses by investing more in digital marketing and launching our first television advertising campaigns. Although we have reduced our marketing spend in the near term, particularly in light of the operational constraints we experienced due to the effects of the COVID-19 pandemic, we expect to increase our spending on digital, television, and other paid marketing channels in the future and cannot be certain that these efforts will yield more clients, continue to achieve meaningful payback on our investments, or be as cost effective. For example, in previous periods, we saw higher costs in some key digital marketing channels. Although we expect to increase marketing spend over time, our marketing activity and spend may vary from period to period, which may result in faster or slower rates of active client growth in any given period. Moreover, new clients may not purchase from us as frequently or spend as much with us as existing clients, and the revenue generated from new clients may not be as high as the revenue generated from our existing clients. These factors may harm our growth prospects and our business could be adversely affected.
We may be unable to maintain a high level of engagement with our clients and increase their spending with us, which could harm our business, financial condition, or operating results.
A high proportion of our revenue comes from repeat purchases by existing clients, especially those existing clients who are highly engaged and purchase a significant amount of merchandise from us. The large majority of our clients choose to receive Fixes on a recurring basis, which we call “auto-ship”. Starting in March 2020, we saw a temporary increase in the rate of auto-ship cancellations. If the COVID-19 outbreak and related economic impact continue, auto-ship cancellations may increase again, negatively impacting our business.
If existing clients no longer find our service and merchandise appealing or appropriately priced, they may make fewer purchases and may stop using our service. Even if our existing clients continue to find our service and merchandise appealing, they may decide to receive fewer Fixes and purchase less merchandise over time as their demand for new apparel declines. In addition, as we expand our assortment to include more lower price point products, the amount clients spend with us may decrease. If clients who receive Fixes most frequently and purchase a significant amount of merchandise from us were to make fewer or lower priced purchases or stop using our service, our financial results could be negatively affected. In addition, we seek to attract high-quality clients who will remain clients for the long term, but our efforts may not be successful or produce the results we anticipate. A decrease in the number of clients, a decrease in client spending on the merchandise we offer, or our inability to attract high-quality clients could negatively affect our operating results. Further, we believe that our future success will depend in part on our ability to increase sales to our existing clients over time and, if we are unable to do so, our business may suffer.

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
In the ordinary course of our business, we and our vendors collect, process, and store certain personal information and other data relating to individuals, such as our clients and employees, including client payment card information. We rely substantially on commercially available systems, software, tools, and monitoring to provide security for our processing, transmission, and storage of personal information and other confidential information. There can be no assurance, however, that we or our vendors will not suffer a data compromise, that hackers or other unauthorized parties will not gain access to personal information or other data, including payment card data or confidential business information, or that any such data compromise or unauthorized access will be discovered in a timely fashion. The techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not identified until they are launched against a target, and we and our vendors may be unable to anticipate these techniques or to implement adequate preventative measures. As we have significantly increased the number of employees and contractors working remotely due to the COVID-19 pandemic, and as our vendors and other business partners move to remote work as well, we and our partners may be more vulnerable to cyber attacks. In addition, our employees, contractors, vendors, or other third parties with whom we do business may attempt to circumvent security measures in order to misappropriate such personal information, confidential information, or other data, or may inadvertently release or compromise such data.
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
The largest portion of our revenue today comes from the sale of Women’s apparel. From 2015 to 2018, we expanded our merchandise offering into categories including Petite, Maternity, Men’s, Plus, Premium Brands, and Kids; began offering different product types including, accessories, and Extras; and expanded the number of brands we offer. In May 2019, we launched our service in the UK market. In June 2019, we introduced a direct-buy functionality with Shop New Colors, allowing clients in the United States to buy previously purchased items in new colors, prints, and sizes, and in February 2020, we expanded Shop Your Looks, which allows clients to discover and shop personalized outfits with new items that complement their prior purchases, to all U.S. Women’s and Men’s clients. We continue to explore additional offerings to serve our existing clients, attract new clients, and expand our geographic scope. For example, in early June 2020, we introduced “trending for you,” which allows Men’s and Women’s clients to shop personalized looks based on their style profiles.
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
Our past revenue growth and profitability should not be considered indicative of our future performance. Our net revenue declined in the third quarter of fiscal year 2020 compared to the year-ago period, and our rate of revenue growth has varied in recent periods. Our revenue increased by 28.6% in fiscal 2019 compared to fiscal 2018, 25.5% in fiscal 2018 compared to fiscal 2017, and 33.8% in fiscal 2017 compared to fiscal 2016. As we grow our business, our revenue growth rates may slow in future periods or decline due to a number of reasons, which may include the short- and long-term impacts of the COVID-19 pandemic, slowing demand for our merchandise and service, increasing competition, a decrease in the growth rate of our overall market, and our failure to capitalize on growth opportunities, as well as the maturation of our business.
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
To ensure timely delivery of merchandise, we generally enter into purchase contracts well in advance of a particular season and often before apparel trends are confirmed by client purchases. As a result, we are vulnerable to demand and pricing shifts and to suboptimal selection and timing of merchandise purchases. For example, we purchased warm-weather clothing several months in advance of spring and summer, but experienced lower-than-anticipated sales of this seasonal apparel due to the impact of the COVID-19 pandemic on consumer demand starting in March 2020. In the past, we have not always predicted our clients’ preferences and acceptance levels of our trend items with accuracy, which has resulted in significant inventory write offs and lower gross margins. Furthermore, we do not use the same liquidation methods as traditional retailers, such as markdowns. We rely on our merchandising team to order styles and products that our clients will purchase and we rely on our data science to inform the levels of inventory we purchase, including when to reorder items that are selling well and when to write off items that are not selling well. If our merchandise team does not predict client demand and tastes well or if our algorithms do not help us reorder the right products or write off the right products timely, we may not effectively manage our inventory and our operating results could be adversely affected.
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
Nearly 5,000 of our employees are stylists, most of whom work remotely and on a part-time basis for us and are paid hourly. They track and report the time they spend working for us. These employees are classified as nonexempt under federal and state law. If we fail to effectively manage our stylists, including by ensuring accurate tracking and reporting of their hours worked and proper processing of their hourly wages, then we may face claims alleging violations of wage and hour employment laws, including, without limitation, claims of back wages, unpaid overtime pay, and missed meal and rest periods. Any such employee litigation could be attempted on a class or representative basis. Such litigation can be expensive and time-consuming regardless of whether the claims against us are valid or whether we are ultimately determined to be liable, and could divert management’s attention from our business. We could also be adversely affected by negative publicity, litigation costs resulting from the defense of these claims, and the diversion of time and resources from our operations.
We recently announced that we would be eliminating substantially all of our stylist positions in California and hiring more stylists in our other regions of the United States to replace these positions. The termination of a large number of stylists in California could result in negative publicity and have other consequences for our business. If we fail to effectively execute our strategy of hiring and training new stylists in our regions outside of California to augment our styling team, the personalized styling experience we offer to our clients may be impacted and our business may suffer.
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
The fabrics used by our vendors are made of raw materials including petroleum-based products and cotton. Significant price fluctuations or shortages in petroleum, cotton, or other raw materials could significantly increase our cost of goods sold. Moreover, in the event of a significant disruption in the supply of the fabrics or raw materials used in the manufacture of the merchandise we offer, our vendors might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price. For example, natural disasters have in the past increased raw material costs, impacting pricing with certain of our vendors, and caused shipping delays for certain of our merchandise. Similarly, the occurrence of a contagious disease or illness could cause delays or increase costs in the manufacture of certain merchandise. For example, the COVID-19 pandemic caused delays in some shipments from our suppliers. In addition, the labor costs to produce our products may fluctuate. Any delays, interruption, damage to, or increased costs in the manufacture of the merchandise we offer could result in higher prices to acquire the merchandise, or non-delivery of merchandise altogether, and could adversely affect our operating results.
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
The satisfactory performance, reliability, and availability of our website, mobile application, internal applications, and technology infrastructure are critical to our business. We rely on our website and mobile application to engage with our clients and sell them merchandise. We also rely on a host of internal custom-built applications to run critical business functions, such as styling, merchandise purchasing, warehouse operations, and order fulfillment. In addition, we rely on a variety of third-party, cloud-based solution vendors for key elements of our technology infrastructure. These systems are vulnerable to damage or interruption and we have experienced interruptions in the past. For example, in February 2017, as a result of an outage with Amazon Web Services, where much of our technology infrastructure is hosted, we experienced disruptions in applications that support our warehouse operations and order fulfillment that caused a temporary slowdown in the number of Fix shipments we were able to make. Interruptions may be caused by a variety of incidents, including human error, our failure to update or improve our proprietary systems, cyber attacks, fire, flood, earthquake, power loss, or telecommunications failures. These risks are exacerbated by our move to a more remote workforce in response to the COVID-19 pandemic. Any failure or interruption of our website, mobile application, internal business applications, or our technology infrastructure could harm our ability to serve our clients, which would adversely affect our business and operating results.
Our use of personal information and other data subjects us to privacy laws and obligations, and our compliance with or failure to comply with such obligations could harm our business.
We collect and maintain significant amounts of personal information and other data relating to our clients and employees. Numerous laws, rules, and regulations in the United States and internationally, including the EU’s General Data Protection Regulation (the “GDPR”), govern privacy and the collection, use, and protection of personal information. These laws, rules, and regulations evolve frequently and may be inconsistent from one jurisdiction to another or may be interpreted to conflict with our practices. Any failure or perceived failure by us or any third parties with which we do business to comply with these laws, rules, and regulations, or with other obligations to which we may be or become subject, may result in actions against us by governmental entities, private claims and litigation, fines, penalties, or other liabilities. Any such action would be expensive to defend, damage our reputation, and adversely affect our business and operating results. For example, the GDPR imposes more stringent data protection requirements and provides greater penalties for noncompliance than previous data protection laws. Further, the UK government withdrew from the EU on January 31, 2020, subject to a transition period that is currently set to end on December 31, 2020 (“Brexit”). Brexit has created uncertainty with regard to the regulation of data protection in the UK. In particular, it is uncertain whether the UK will enact data protection laws or regulations designed to be consistent with the GDPR and how data transfers to and from the UK will be regulated. Thus, it is uncertain whether our operations in, and data transfers to and from, the UK can comply with UK and EU law post-Brexit. Similarly, the State of California legislature passed the California Consumer Privacy Act of 2018 (the “CCPA”), which became effective on January 1, 2020. The CCPA requires us to make new disclosures to consumers about our data collection, use, and sharing practices. The CCPA also allows consumers to opt out of certain data sharing with third parties, and provides a new cause of action for data breaches with the possibility of significant statutory damage awards. The CCPA prohibits discrimination against individuals who exercise their privacy rights, provides for civil penalties for violations, and creates a private right of action for data breaches that is expected to increase data breach litigation. Since the enactment of the CCPA, new privacy and data security laws have been proposed in more than half of the U.S. states and in the U.S. Congress, reflecting a trend toward more stringent privacy legislation in the U.S. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, dissemination, and security of data.
The costs of compliance with and other burdens imposed by privacy and data security laws and regulations may reduce the efficiency of our marketing, lead to negative publicity, make it more difficult to meet expectations of or commitments to clients, or lead to significant fines, penalties or liabilities for noncompliance, any of which could harm our business. These laws could also impact our ability to offer our products in certain locations. The costs, burdens, and potential liabilities imposed by existing privacy laws could be compounded if other jurisdictions in the U.S. or abroad begin to adopt similar laws.
Even the perception that the privacy of personal information is not satisfactorily protected or does not meet regulatory requirements could inhibit clients’ use of our service or harm our brand and reputation.
Any of these matters could materially adversely affect our business, financial condition, or operating results.
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
In addition, as a result of the COVID-19 pandemic, we have transitioned to work from home for all employees who are able to work remotely. While existing technologies have facilitated this, remote work still poses numerous challenges and it is difficult to predict the effects of these arrangements on our operations. We continue to evaluate the operating effectiveness of our controls, including assessing any breakdown in review-type controls or the inability of individuals to perform control duties because of absences due to employee illness, office closures, or other factors. We also continually assess the need for new or modified controls to offset the increased risk of potential financial statement error. However, in these unprecedented circumstances, there may be a heightened risk of error in our financial statements and control failures.

Shipping is a critical part of our business and any changes in our shipping arrangements or any interruptions in shipping could adversely affect our operating results.
We currently rely on two major vendors for our shipping. If we are not able to negotiate acceptable pricing and other terms with these entities or they experience performance problems or other difficulties, it could negatively impact our operating results and our clients’ experience. In addition, our ability to receive inbound inventory efficiently and ship merchandise to clients may be negatively affected by inclement weather, fire, flood, power loss, earthquakes, public health crises such as the COVID-19 pandemic, labor disputes, acts of war or terrorism, and similar factors. In response to the COVID-19 outbreak, we temporarily closed three of our seven fulfillment centers, offered our fulfillment center employees four weeks of paid time off, and implemented social distancing protocols in each fulfillment center, resulting in operational constraints, which in turn reduced our ability to ship merchandise to clients and earn revenue. In the past, strikes at major international shipping ports have impacted our supply of inventory from our vendors. In addition, as a result of Hurricane Harvey in September 2017, one of our shipping vendors was unable to deliver Fixes to certain affected areas for several weeks, resulting in delivery delays and Fix cancellations. We are also subject to risks of damage or loss during delivery by our shipping vendors. If our merchandise is not delivered in a timely fashion or is damaged or lost during the delivery process, our clients could become dissatisfied and cease using our services, which would adversely affect our business and operating results.
Our operating results have been, and could be in the future, adversely affected by natural disasters, public health crises, political crises, or other catastrophic events.
Our principal offices and one of our fulfillment centers are located in the San Francisco Bay Area, which has a history of earthquakes, and are thus vulnerable to damage. We also operate offices and fulfillment centers in other regions. Natural disasters, such as earthquakes, hurricanes, tornadoes, floods, fires, and other adverse weather and climate conditions; unforeseen public health crises, such as COVID-19 or other pandemics and epidemics; political crises, such as terrorist attacks, war, and other political instability; or other catastrophic events, whether occurring in the United States or internationally, could disrupt our operations in or cause us to close one or more of our offices and fulfillment centers or could disrupt, delay, or otherwise negatively impact the operations of one or more of our third-party providers or vendors. Furthermore, these types of events could impact our merchandise supply chain, including our ability to ship merchandise to clients from or to the impacted region, and could impact our ability or the ability of third parties to operate our sites and ship merchandise. In addition, these types of events could negatively impact consumer spending in the impacted regions. In fact, the COVID-19 pandemic has: disrupted our operations in and caused us to close our offices and require that most of our employees work from home; disrupted our operations in and caused us to close three of our seven fulfillment centers; required us to implement various operational changes to ensure the health and safety of our employees; had a range of negative effects on the operations of our third-party providers and vendors, including our merchandise supply chain; and negatively impacted consumer spending and the economy generally. Because the COVID-19 outbreak has caused many of these factors to materialize, as described above and throughout these risk factors, it has adversely affected our business and operating results. A resurgence of COVID-19 in the future or the occurrence of another disaster or crisis could recreate and/or exacerbate these effects.
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
A predominant portion of the apparel we sell is originally manufactured in countries other than the United States. International trade disputes that result in tariffs and other protectionist measures could adversely affect our business, including disruption and cost increases in our established patterns for sourcing our merchandise and increased uncertainties in planning our sourcing strategies and forecasting our margins. For example, the U.S. government recently imposed significant new tariffs on China related to the importation of certain product categories, including apparel, footwear, and other goods. A substantial portion of our products are manufactured in China. As a result of these tariffs, our cost of goods imported from China increased slightly. Although we continue to work with our vendors to mitigate our exposure to current or potential tariffs, there can be no assurance that we will be able to offset any increased costs. Other changes in U.S. tariffs, quotas, trade relationships, or tax provisions could also reduce the supply of goods available to us or increase our cost of goods. Although such changes would have implications across the entire industry, we may fail to effectively adapt to and manage the adjustments in strategy that would be necessary in response to those changes. In addition to the general uncertainty and overall risk from potential changes in U.S. laws and policies, as we make business decisions in the face of such uncertainty, we may incorrectly anticipate the outcomes, miss out on business opportunities, or fail to effectively adapt our business strategies and manage the adjustments that are necessary in response to those changes. These risks could adversely affect our revenues, reduce our profitability, and negatively impact our business.
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
The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017, and contains many significant changes to U.S. federal tax laws. The Tax Act requires complex computations that were not previously provided for under U.S. tax law. We provided for an estimated effect of the Tax Act in our financial statements for the period ended July 28, 2018. In addition, on March 27, 2020, the U.S. enacted the CARES Act. We provided for an estimated effect of the CARES Act in our financial statements for the period ended May 2, 2020. The Tax Act and the CARES Act require significant judgments to be made in the interpretation of the law and significant estimates in the calculation of the provision for income taxes. However, additional guidance may be issued by the Internal Revenue Service (“IRS”), the Department of the Treasury, or other governing body that may significantly differ from our interpretation of the law, which may result in a material adverse effect on our business, cash flow, results of operations, or financial conditions.

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
Currently, we are involved in various legal proceedings, including the securities litigation and other matters described elsewhere in this Quarterly Report. We have in the past and may in the future become involved in other private actions, collective actions, investigations, and various other legal proceedings by clients, employees, suppliers, competitors, government agencies, stockholders, or others. In addition, the COVID-19 pandemic could give rise to new types of claims or lawsuits, including, without limitation, workers compensation claims for employees that contracted the virus. The results of any such litigation, investigations, and other legal proceedings are inherently unpredictable and expensive. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, damage our reputation, require significant amounts of management time, and divert significant resources. If any of these legal proceedings were to be determined adversely to us, or we were to enter into a settlement arrangement, we could be exposed to monetary damages or limits on our ability to operate our business, which could have an adverse effect on our business, financial condition, and operating results.
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
•developments in new legislation and pending lawsuits or regulatory actions, including interim or final rulings by judicial or regulatory bodies; and
•other events or factors, including those resulting from war or incidents of terrorism, public health crises such as the COVID-19 pandemic, or responses to these events.
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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As a result, the holders of our Class B common stock, including our directors, executive officers, and their affiliates, are able to exercise considerable influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stock holdings represent less than 50% of the outstanding shares of our capital stock. As of June 3, 2020, 47,564,790 of our 102,587,524 shares outstanding were held by our directors, executive officers, and their affiliates, and 45,463,959 of such shares held by our directors, executive officers, and their affiliates were shares of Class B common stock. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests. This control may adversely affect the market price of our Class A common stock.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
In June 2020, we entered into a credit agreement (the “Credit Agreement”) with Silicon Valley Bank and other lenders, to provide a revolving line of credit of up to $90.0 million, including a letter of credit sub-facility in the aggregate amount of $20.0 million, and a swingline sub-facility in the aggregate amount of $50.0 million. The Company also has the option to request an incremental facility of up to an additional $60.0 million from one or more of the lenders under the Credit Agreement.
Under the terms of the Credit Agreement, revolving loans may be either Eurodollar Loans or ABR Loans. Outstanding Eurodollar Loans incur interest at the Eurodollar Rate, which is defined in the Credit Agreement as LIBOR (or any successor thereto), plus a margin of either 2.25% or 2.50%, depending on usage. Outstanding ABR Loans incur interest at the highest of (a) the Prime Rate, as published by the Wall Street Journal, (b) the federal funds rate in effect for such day plus 0.50%, and (c) the Eurodollar Rate plus 1.00%, in each case plus a margin of either 1.25% or 1.50%, depending on usage. The Company will be charged a commitment fee of either 0.25% or 0.30% per year, depending on usage, for committed but unused amounts. The Credit Agreement will terminate on June 2, 2021, unless the termination date is extended at the election of the lenders.
The Credit Agreement is secured by substantially all of our current and future property, rights, and assets, including, but not limited to, cash, goods, equipment, contractual rights, financial assets, and intangible assets of the Company. The Credit Agreement contains covenants limiting the ability to, among other things, dispose of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock, and make investments, in each case subject to certain exceptions. The Credit Agreement also contains financial covenants requiring the Company to maintain minimum free cash flow and an adjusted current ratio above specified levels, measured in each case at the end of each fiscal quarter. The Credit Agreement contains events of default that include, among others, non-payment of principal, interest, or fees, breach of covenants, inaccuracy of representations and warranties, cross defaults to certain other indebtedness, bankruptcy and insolvency events, and material judgments.
The description of the Credit Agreement contained herein is qualified in its entirety by reference to the Credit Agreement, a copy of which will be filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 1, 2020, and is incorporated herein by reference.

ITEM 6. EXHIBITS

	Exhibit Number	Description	Incorporation By Reference
			Form	SEC File No.	Exhibit	Filing Date	Filed or Furnished Herewith
	3.1	Amended and Restated Certificate of Incorporation of Stitch Fix, Inc.	8-K	001-38291	3.1	11/21/2017
	3.2	Amended and Restated Bylaws of Stitch Fix, Inc.	8-K	001-38291	3.2	11/21/2017
	10.1^	Amendment Three to the Logistics Services Agreement, by and between Stitch Fix, Inc. and Geodis Logistics LLC, dated as of April 9, 2020.					X
	31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
	31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
	32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
	101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X
	101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
	104	Cover Page Interactive Data File (the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
^	Portions of this exhibit have been omitted in accordance with Item 601(b)(10)(iv) of Regulation S-K.
*	The certification attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Stitch Fix, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
+	Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Stitch Fix, Inc.
Date:	June 9, 2020	By:	/s/ Michael Smith
Michael Smith
President, Chief Operating Officer, and Interim Chief Financial Officer
(Principal Financial and Accounting Officer)