Form 10-K
period 2020-08-01
Stitch Fix, Inc.
filed 2020-09-25
CIK 1576942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 1, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of February 1, 2020, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting Class A common stock and Class B common stock held by non-affiliates of the registrant was approximately $1,271,120,651 and $2,701,421, respectively, based on a closing price of $22.90 per share of the registrant’s Class A common stock as reported on The Nasdaq Global Market on January 31, 2020.
As of September 21, 2020, the number of outstanding shares of the registrant’s Class A common stock, par value $0.00002 per share, was 59,222,368, and the number of outstanding shares of the registrant’s Class B common stock, par value $0.00002 per share, was 45,049,415.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

Unless the context suggests otherwise, references in this Annual Report on Form 10-K (the “Annual Report”) to “Stitch Fix,” the “Company,” “we,” “us,” and “our” refer to Stitch Fix, Inc. and, where appropriate, its subsidiaries.

PART I
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report contains forward-looking statements that involve risks, uncertainties, and assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Annual Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management, which are in turn based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties, and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” included under Part I, Item 1A below. Furthermore, such forward-looking statements speak only as of the date of this Annual Report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Item 1. Business.
Overview
Stitch Fix is transforming the way people find what they love.
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
Stitch Fix operates in the United States and United Kingdom. Since our founding in 2011, we have helped millions of men, women, and kids discover and buy what they love through personalized shipments of apparel, shoes, and accessories, hand-selected by Stitch Fix stylists and delivered to our clients’ homes. We call each of these shipments a Fix. Clients can choose to schedule automatic shipments or order a Fix on demand after they fill out a style profile on our website or mobile app. For each Fix, we charge clients a styling fee that is credited toward items they purchase. Alternatively, select U.S. clients may purchase an annual Style Pass, which offers unlimited styling for the year for a $49 fee that is also credited towards items they purchase. After receiving a Fix, our clients purchase the items they want to keep and return the other items, if any, at no additional charge. In addition, our Extras feature allows clients to select items such as socks, bras, underwear, and other intimates that are then added to the items their stylist selects for their Fix.
Recently, we introduced a direct-buy offering to allow clients the flexibility of purchasing items outside of a Fix. The first of this offering was launched in June 2019, allowing clients in the United States to buy previously purchased items in new colors, prints, and sizes. In February 2020, we expanded this offering by giving clients a personalized set of algorithmically generated items for direct purchase based on items they have already bought from us, and in June 2020, we introduced functionality which allows Men’s and Women’s clients to shop personalized looks based on their style profiles. No styling fee is charged for direct-buy purchases.
Stitch Fix was founded with a focus on Women’s apparel. In our first few years, we were able to gain a deep understanding of our clients and merchandise and build the capability to listen to our clients, respond to feedback, and deliver the experience of personalization. We have since extended those capabilities into Petite, Maternity, Men’s, Plus, and Kids apparel, as well as shoes and accessories. Our stylists leverage our data science and apply their own judgment to hand select apparel, shoes, and accessories for our clients from a broad range of merchandise.
We are successful when we are able to help clients find what they love again and again, creating long-term, trusted relationships. Our clients share personal information with us, including detailed style, size, fit, and price preferences, as well as unique inputs, such as how often they dress for certain occasions or which parts of their bodies they like to flaunt or cover up. Our clients are motivated to share these personal details with us and provide us with ongoing feedback because they recognize that doing so will result in more personalized and successful experiences. This feedback also creates a valuable network effect by helping us to better serve other clients. As of August 1, 2020, we had approximately 3,522,000 active clients. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Financial and Operating Metrics” for information on how we define and calculate active clients.

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
The Apparel, Shoes, and Accessories Market is Massive, but Many Retailers have Failed to Adapt to Changing Consumer Behavior
The U.S. apparel, shoes, and accessories market is large, but we believe many brick-and-mortar retailers have failed to adapt to evolving consumer preferences. Historically, brick-and-mortar retailers have been the primary source of apparel, shoes, and accessories sales in the United States. Over time, brick-and-mortar retail has changed and the era of salespersons who know each customer on a personal level has passed. We believe many of today’s consumers view the traditional retail experience as impersonal, time-consuming, and inconvenient. This has led to financial difficulties, bankruptcies, and store closures for many major department stores, specialty retailers, and retail chains, and this has been further exacerbated by the COVID-19 pandemic as consumers feel less comfortable shopping at physical stores.
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
We compete primarily on the basis of client experience, brand, product selection, quality, convenience, and price. We believe that we are able to compete effectively because we offer clients a personalized and fun shopping experience that our competitors are unable to match. Further, as an eCommerce company without physical store locations, we believe that the COVID-19 pandemic has enhanced our competitive position in the retail industry. See Part I, Item1A “Risk Factors—Our industry is highly competitive and if we do not compete effectively our operating results could be adversely affected” for more information.

Our Service
We help millions of clients discover and buy what they love through personalized apparel, shoes, and accessories.
Our Data Science Advantage
Our data science capabilities fuel our business. These capabilities consist of our rich and growing set of detailed client and merchandise data and our proprietary algorithms. We use data science throughout our business, including to style our clients, offer personalized direct buy options, predict purchase behavior, forecast demand, optimize inventory, and design new apparel.
Our data set is particularly powerful because:
•the vast majority of our client data is provided directly and explicitly by the client, rather than inferred, scraped, or obtained from other sources;
•our clients are motivated to provide us with relevant personal data, both at initial signup and over time as they use our service, because they trust it will improve their shopping experience; and
•our merchandise data tracks dimensions that enable us to predict purchase behavior and deliver a more personalized experience.
On average, each client directly provides us with over 90 meaningful data points through his or her style profile, including detailed style, size, fit, and price preferences, as well as unique inputs such as how often he or she dresses for certain occasions or which parts of his or her body the client likes to flaunt or cover up. Over time, through their feedback on Fixes they receive and other orders they make, clients share additional information about their preferences as well as detailed data about both the merchandise they keep and return. Historically, over 80% of our shipments have resulted in direct client feedback. This feedback loop drives important network effects, as our client-provided data informs not only our personalization capabilities for the specific client, but also helps us better serve other clients. In addition, Style Shuffle, an interactive mobile and web-based feature in which participants rate an assortment of Stitch Fix merchandise, provides additional data to strengthen our understanding of client tastes and style preferences.
We believe our proprietary merchandise data set is differentiated from other retailers. We encode each of our SKUs with numerous information attributes to help our algorithms make better recommendations for our clients. The information we store for each SKU includes:
•basic data, such as brand, size, color, pattern, silhouette, and material;
•item measurements, such as length, width, diameter of sleeve opening, and distance from collar to first button;
•nuanced descriptors, such as how appropriate the piece is for a client that prefers preppy clothing or whether it is appropriate for a formal event; and
•client feedback, such as how the item fit a 5’10” client or how popular the piece is with young mothers.
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
Our Differentiated Value Proposition
Our Value Proposition to Clients
Our clients love our service for many reasons. We help clients find apparel, shoes, and accessories that they love in a way that is convenient and fun. We save our clients time by doing the shopping, delivering merchandise right to their homes, allowing them to try on merchandise in the comfort of their homes and in the context of their own closets, and making the return process simple. Our expert styling service connects each client ordering a Fix to a professional who will understand her fashion needs, hand select items personalized to her, and offer her ongoing style advice. Clients also value the quality and diversity of our merchandise as we deliver the familiar brands they know, offer items they can’t find anywhere else, and expand their fashion palette by exposing them to new brands and styles they might not have tried if they shopped for themselves. We often hear from clients that we have helped them find the perfect pair of jeans or discover a dress silhouette they never would have selected for themselves. In these situations, not only is our service more convenient, it is in fact more effective at helping clients find what they love. We proudly serve men, women, and kids across ages, sizes, tastes, geographies, and price preferences.

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
Our Strengths
Since we were founded in 2011, we have shipped millions of Fixes and direct purchases to our clients. We have achieved this success due to our following key strengths:
•our rich client and merchandise data;
•our expert data science team and proprietary and predictive algorithms;
•our team of 4,700+ stylists;
•our unique combination of data science and human judgment; and
•our superior business model.
Our Strategy
We aim to transform the way people find what they love. We plan to achieve this goal by continuing to:
•expand our relationships with existing clients;
•acquire new clients; and
•expand our addressable market.
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
We have numerous touch points with our clients. Before a client receives his or her first Fix, he or she shares the following information with us:
•Style profile. Upon registering, each client fills out a style profile on either our website or mobile application. The style profile allows us to introduce ourselves to a client, initiate a dialogue, and start gathering data.
•Personal note to stylist. Each client can share a personal note with his or her stylist when placing a Fix order or after receiving a Fix. For example, a client might request shoes for a friend’s wedding or shorts for an upcoming vacation. These personal notes enable us to better personalize a Fix.
After completing her initial style profile, a client chooses her preferred order frequency and can select the exact date by which she wants to receive her Fix. We currently offer two types of Fix scheduling:
•Auto-ship. A client can elect to auto-ship Fixes every two to three weeks, monthly, bi-monthly, or quarterly.
•On-demand. Our on-demand option allows clients to schedule a one-time Fix at any time, either instead of or in addition to utilizing the auto-ship option. An on-demand client is prompted to schedule her next Fix each time she checks out, but is not obligated to do so.
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
During the checkout process, each client is invited to provide feedback about the fit, price, style, and quality of the items received. Historically, over 80% of shipments have resulted in direct client feedback. This feedback informs both our algorithms and stylists to improve each future Fix. We also gather feedback through Style Shuffle, an interactive mobile and web-based feature in which participants rate an assortment of Stitch Fix merchandise, providing additional data to strengthen our understanding of client tastes and style preferences.
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
Direct Buy
In June 2019, we launched direct-buy functionality to allow clients the flexibility of purchasing items outside of a Fix. The first offering of this direct-buy functionality was Buy it Again, allowing clients in the United States to buy previously purchased items in new colors, prints, and sizes. In February 2020, we launched Complete Your Looks, which presents clients a personalized set of algorithmically generated items for direct purchase based on items they have already bought from us, and in June 2020, we introduced Trending For You, which allows Men’s and Women’s clients to shop personalized looks based on their style profiles, even if they had not previously purchased an item from us. No styling fee is charged for direct-buy purchases.
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
Inventory Management and Fulfillment
We have eight fulfillment centers, seven of which are in the United States (located in California, Arizona, Texas, Pennsylvania, Georgia, and Indiana), and the eighth in the UK.
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
Intellectual Property
We protect our intellectual property through a combination of trademarks, domain names, copyrights, trade secrets, and patents, as well as contractual provisions and restrictions on access to our proprietary technology. Our principal trademark assets include the trademarks “Stitch Fix” and “Fix,” which are registered in the United States and some foreign jurisdictions, our logos and taglines, and multiple private label apparel and accessory brand names. We have applied to register or registered many of our trademarks in the United States and other jurisdictions, and we will pursue additional trademark registrations to the extent we believe they would be beneficial and cost-effective.
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
In addition to the protection provided by our intellectual property rights, we enter into confidentiality and proprietary rights agreements with our employees, consultants, contractors, and business partners. Our employees are also subject to invention assignment agreements. We further control the use of our proprietary technology and intellectual property through provisions in both our client terms of use on our website and in our vendor terms and conditions.
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
Employees
As of August 1, 2020, we had approximately 8,000 employees, including over 4,700 stylists, 1,900 fulfillment center employees, 290 client experience employees, 240 engineers, and 145 data scientists. As of such date, over 87% of our employees and 40% of our management team identified as female. None of our employees is represented by a labor union. We have not experienced any work stoppages due to employee disputes, and we consider our relations with our employees to be good.
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

Item 1A. Risk Factors.
The COVID-19 pandemic has caused significant disruption to our operations and is negatively impacting our business, key financial and operating metrics, and results of operations in numerous ways that remain unpredictable.
Our business has been and may continue to be materially impacted by the effects of the COVID-19 outbreak, which was declared a global pandemic in March 2020. This pandemic and related measures taken to contain the spread of COVID-19, such as government-mandated business closures, orders to “shelter in place,” and travel and transportation restrictions, have negatively affected the U.S. and global economies, disrupted global supply chains, and led to unprecedented levels of unemployment. We have also taken certain actions in response to these measures, such as temporarily closing three of our eight fulfillment centers to assess our ability to operate under shelter-in-place orders and develop protocols to protect the welfare of our warehouse employees.
These factors have resulted in significant disruption that has negatively impacted and may continue to negatively impact our business, including our operational capacity. While all of our fulfillment centers are currently open, they were operating at a reduced capacity in the third fiscal quarter of 2020 as employees worked on an opt-in basis and with social distancing protocols that required fewer employees to be in a fulfillment center than previously. We also provided all of our fulfillment center employees four weeks of flexible paid time off. Due to these measures, we had significantly less capacity in our warehouses during the third quarter of fiscal year 2020, which resulted in delayed Fix shipments, a significant Fix backlog, delayed inventory and return processing, extended wait times for clients, and inventory management challenges. During the fourth quarter of fiscal year 2020, we experienced smaller, intermittent interruptions at some of our fulfillment centers when we temporarily closed for part of a work day or for a full day to perform safety and cleaning procedures following an employee testing positive for COVID-19. All of these factors negatively impacted our ability to fulfill new and existing client demand and our revenue, revenue per active client, and gross margin in the fiscal year ended August 1, 2020.
There continues to be a great deal of uncertainty around the breadth and duration of the COVID-19 pandemic and its impact on U.S. and global economic activity and consumer behavior. Unemployment rates in the U.S. and UK have increased significantly, which has dampened and could continue to dampen consumer spending and demand for our service, as could the possibility of a national or global economic recession or depression. To the extent the impact of COVID-19 continues or worsens, or if there is a resurgence after any containment, consumer behavior may be altered for an extended period, which would impact our results of operations and financial condition.
Currently, most of our employees in our corporate offices are working remotely. An extended period of remote work arrangements could strain our business continuity plans, increase operational risk, including heightened vulnerability to cyber attacks, reduce productivity, and impair our ability to manage our business. Our ability to return to normalized operations and the timing of such a return cannot be predicted at this time.
Additionally, the COVID-19 pandemic and resulting economic disruption has also led to significant volatility in the capital markets and has adversely impacted our stock price. While we have taken measures to preserve our access to liquidity, our cash generated from operations has been negatively impacted and future cash flows will be impacted by the development of the pandemic.
The COVID-19 pandemic has negatively impacted our results of operations, but the extent and duration of this impact remain uncertain. It will depend on factors such as the length of time the pandemic continues; how national, state and local governments continue to respond; the impact of the crisis on the economy and consumer behavior; and the effect on our clients, employees, vendors, and other partners. For example, we continue to work with our vendors to minimize inventory disruptions, and while we have not been significantly impacted by delays in inventory receipts, future delays and supply constraints may negatively affect our ability to obtain and manage inventory.
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
We currently receive and distribute merchandise at seven fulfillment centers in the United States. We are in the process of migrating one of these fulfillment centers, which is operated by a third party, to a nearby facility that we recently opened and are operating. We also have an eighth fulfillment center in the United Kingdom, which is operated by a third party. During the third quarter of our 2020 fiscal year, in response to the COVID-19 pandemic, we temporarily closed three of our eight fulfillment centers, offered our fulfillment center employees four weeks of paid time off, and reduced the maximum number of employees in each fulfillment center in order to implement social distancing protocols. These changes resulted in operational constraints, which in turn temporarily reduced our ability to ship merchandise to clients and earn revenue during the third quarter of our 2020 fiscal year. During the fourth quarter of fiscal year 2020, we experienced smaller, intermittent interruptions at some of our fulfillment centers when we temporarily closed for part of a work day or for a full day to perform safety and cleaning procedures following notice that an employee tested positive for COVID-19. If there is a resurgence of COVID-19 in the areas where our fulfillment centers are located, or we or our third-party partner are unable to adequately staff our fulfillment centers to meet demand in the future, or if the cost of such staffing is higher than historical or projected costs due to mandated wage increases, regulatory changes, international expansion, or other factors, these effects could be exacerbated and our operating results could be further harmed. For example, during the fourth quarter of fiscal 2020, we experienced some difficulty hiring employees in two of our warehouse locations, which we attribute to COVID-19 concerns and to increased competition and rising wages for eCommerce fulfillment center workers as eCommerce demand accelerates. In addition, operating fulfillment centers comes with potential risks, such as workplace safety issues and employment claims for the failure or alleged failure to comply with labor laws or laws respecting union organizing activities. Furthermore, if we fail to comply with wage and hour laws for our nonexempt employees, many of whom work in our fulfillment centers, we could be subject to legal risk, including claims for back wages, unpaid overtime pay, and missed meal and rest periods, which could be on a class or representative basis. Any such issues may result in delays in shipping times, reduced packing quality, or costly litigation, and our reputation and operating results may be harmed.
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
•overcome the impacts of the COVID-19 pandemic;
•increase our market share;
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
To effectively manage our growth, we must continue to implement our operational plans and strategies, improve and expand our infrastructure of people and information systems, and expand, train, and manage our employee base. From inception to date, we have rapidly and significantly increased our employee headcount to support the growth of our business. We added a significant number of employees during 2019 and may do so again in the future. Since our initial public offering in 2017, we have expanded across all areas of our business. To support continued growth, we must effectively integrate, develop, and motivate a large number of new employees while maintaining our corporate culture, which is made more challenging in the face of shelter-in-place orders issued by governments in response to the COVID-19 pandemic. The risks associated with a rapidly growing workforce will be particularly acute as we expand internationally, as we are less familiar with the labor markets outside of the United States, and if we choose to expand into new merchandise categories.
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
Our success depends on our ability to attract new clients in a cost-effective manner. To expand our client base, we must appeal to and acquire clients who have historically used other means to purchase apparel, shoes, and accessories, such as traditional brick-and-mortar apparel retailers or the websites of our competitors. We also face competition for clients from other retailers who offer or plan to offer similar services as ours. We reach new clients through paid marketing, referral programs, organic word of mouth, and other methods of discovery, such as mentions in the press or internet search engine results. Starting in calendar 2017, we began to increase our paid marketing expenses by investing more in digital marketing and launching our first television advertising campaigns. Although we have reduced our marketing spend at times and most recently reduced marketing in light of the operational constraints we experienced during our third fiscal quarter of 2020 due to the effects of the COVID-19 pandemic, we expect to increase our spending on digital, television, and other paid marketing channels in the future and cannot be certain that these efforts will yield more clients, continue to achieve meaningful payback on our investments, or be as cost effective. For example, in previous periods, we saw higher costs in some key digital marketing channels. Although we expect to increase marketing spend over time, our marketing activity and spend may vary from period to period, which may result in faster or slower rates of active client growth in any given period. Moreover, new clients may not purchase from us as frequently or spend as much with us as existing clients, and the revenue generated from new clients may not be as high as the revenue generated from our existing clients. These factors may harm our growth prospects and our business could be adversely affected.
We may be unable to maintain a high level of engagement with our clients and increase their spending with us, which could harm our business, financial condition, or operating results.
A high proportion of our revenue comes from repeat purchases by existing clients, especially those existing clients who are highly engaged and purchase a significant amount of merchandise from us. The large majority of our clients choose to receive Fixes on a recurring basis, which we call “auto-ship.” In the third quarter of fiscal 2020, we saw a temporary increase in the rate of auto-ship cancellations. If the COVID-19 pandemic and related economic impact continue or get worse, auto-ship cancellations may increase again, negatively impacting our business.
If existing clients no longer find our service and merchandise appealing or appropriately priced, they may make fewer purchases and may stop using our service. Even if our existing clients continue to find our service and merchandise appealing, they may decide to receive fewer Fixes and purchase less merchandise over time as their demand for new apparel declines. For example, as a result of changes to daily life due to the COVID-19 pandemic, including increased rates of working remotely from home, many clients’ demand for new apparel may be reduced or eliminated. In addition, as we expand our assortment to include more products with lower price points, the amount clients spend with us may decrease. If clients who receive Fixes most frequently and purchase a significant amount of merchandise from us were to make fewer or lower priced purchases or stop using our service, our financial results could be negatively affected. In addition, we seek to attract high-quality clients who will remain clients for the long term, but our efforts may not be successful or produce the results we anticipate. A decrease in the number of clients, a decrease in client spending on the merchandise we offer, or our inability to attract high-quality clients could negatively affect our operating results. Further, we believe that our future success will depend in part on our ability to increase sales to our existing clients over time and, if we are unable to do so, our business may suffer.
We expect to increase our paid marketing to help grow our business, but these efforts may not be successful or cost effective.
Promoting awareness of our service is important to our ability to grow our business, drive client engagement, and attract new clients. We believe that much of the growth in our client base during our first five years originated from referrals, organic word of mouth, and other methods of discovery, as our marketing efforts and expenditures were relatively limited. In recent years, we increased our paid marketing initiatives and intend to continue to do so. Our marketing efforts currently include client referrals, affiliate programs, partnerships, display advertising, television, print, radio, video, content, direct mail, social media, email, mobile “push” communications, search engine optimization, and keyword search campaigns. In February 2019, we launched our first integrated brand marketing campaign. We have limited or no experience marketing our services using some of these methods and our efforts may be unsuccessful. External factors beyond our control, including general economic conditions and decreased discretionary consumer spending, may also impact the success of our marketing initiatives or how much we decide to spend on marketing in a given period. For example, in response to the COVID-19 pandemic, we reduced our marketing expenditures in the third quarter of our fiscal year 2020. This led to fewer new clients being acquired in the third quarter, which we anticipate may impact demand for several subsequent quarters.
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
Many of our current competitors have, and potential competitors may have, longer operating histories; larger fulfillment infrastructures; greater technical capabilities; faster shipping times; lower-cost shipping; larger databases; more purchasing power; higher profiles; greater financial, marketing, institutional, and other resources; and larger customer bases than we do. Mergers and acquisitions by these companies may lead to even larger competitors with more resources. These factors may allow our competitors to derive greater revenue and profits from their existing customer bases; acquire customers at lower costs; or respond more quickly than we can to new or emerging technologies, changes in apparel trends and consumer shopping behavior, and changes in supply conditions. These competitors may engage in more extensive research and development efforts, enter or expand their presence in the personalized retail market, undertake more far-reaching marketing campaigns, and adopt more aggressive pricing policies, which may allow them to build larger customer bases or generate revenue from their existing customer bases more effectively than we do. If we fail to execute on any of the above better than our competitors, our operating results may be adversely affected.
If we are unable to develop and introduce new merchandise offerings or expand into new markets in a timely and cost-effective manner, our business, financial condition, and operating results could be negatively impacted.
The largest portion of our revenue today comes from the sale of Women’s apparel. From 2015 to 2018, we expanded our merchandise offering into categories including Petite, Maternity, Men’s, Plus, Premium Brands, and Kids; began offering different product types including, accessories, and Extras; and expanded the number of brands we offer. In May 2019, we launched our service in the UK market. In June 2019, we introduced a direct-buy functionality with Buy It Again allowing clients in the United States to buy previously purchased items in new colors, prints, and sizes, and in February 2020, we expanded Complete Your Looks, which allows clients to discover and shop personalized outfits with new items that complement their prior purchases, to all U.S. Women’s and Men’s clients. In addition, in early June 2020, we introduced Trending For You, which allows Men’s and Women’s clients to shop personalized looks based on their style profiles. We continue to explore additional offerings to serve our existing clients, attract new clients, and expand our geographic scope.
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
In May 2019, we launched our service in the UK market, and we may choose to expand to other international markets in the future. Prior to launching in the UK, we had no experience operating internationally or selling our merchandise outside of the United States, and if we continue to expand internationally, we will need to adapt to different local cultures, standards, laws, and policies. The business model we employ may not appeal as strongly to consumers in international markets. Furthermore, to succeed with clients in international locations, such as the UK, we will need to locate fulfillment centers in foreign markets and hire local employees, and we will have to invest in these facilities and employees before proving we can successfully run foreign operations. We may not be successful in expanding into additional international markets or in generating revenue from foreign operations for a variety of reasons, including:
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
•changes in a specific country’s or region’s political, economic, and public health conditions; and
•risks resulting from changes in currency exchange rates.
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
Our past revenue growth and profitability should not be considered indicative of our future performance. Our net revenue increased in fiscal year 2020 compared to the prior year, and our rate of revenue growth has varied in recent periods. Our revenue increased by 8.5% in fiscal 2020 compared to fiscal 2019, 28.6% in fiscal 2019 compared to fiscal 2018, and 25.5% in fiscal 2018 compared to fiscal 2017. As we grow our business, our revenue growth rates may slow in future periods or decline due to a number of reasons, which may include the short- and long-term impacts of the COVID-19 pandemic, slowing demand for our merchandise and service, increasing competition, a decrease in the growth rate of our overall market, and our failure to capitalize on growth opportunities, as well as the maturation of our business.
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
Our success is, in large part, dependent upon our ability to identify apparel trends, predict and gauge the tastes of our clients, and provide a service that satisfies client demand in a timely manner. However, lead times for many of our purchasing decisions may make it difficult for us to respond rapidly to new or changing apparel trends or client acceptance of merchandise chosen by our merchandising buyers. In addition, external events may disrupt or change client preferences and behaviors in ways we are not able to anticipate. For example, the COVID-19 pandemic has resulted in significant changes to daily life, working arrangements, and social events, which has impacted the type of apparel our clients seek to purchase. We generally enter into purchase contracts significantly in advance of anticipated sales and frequently before apparel trends are confirmed by client purchases. In the past, we have not always predicted our clients’ preferences and acceptance levels of our merchandise with accuracy. Further, we use our data science to predict our clients’ preferences and gauge demand for our merchandise, and there is no guarantee that our data science and algorithms will accurately anticipate client demand and tastes. Our entry into the UK also requires us to become familiar with different apparel trends and customer preferences. In addition, consumer shopping behavior may continue to evolve and we may need to adapt our service to such changes, which could be further complicated by any future expansion into additional geographic markets. To the extent we misjudge the market for the service we offer or fail to execute on trends and deliver attractive merchandise to clients, our sales will decline and our operating results will be adversely affected.
If we are unable to manage our inventory effectively, our operating results could be adversely affected.
To ensure timely delivery of merchandise, we generally enter into purchase contracts well in advance of a particular season and often before apparel trends are confirmed by client purchases. As a result, we are vulnerable to demand and pricing shifts and to suboptimal selection and timing of merchandise purchases. For example, in response to the initial consumer reaction to COVID-19, we cancelled many inventory orders to be prepared for what we expected would be lower client demand. Consequently, when client demand increased, we were not as well optimized with our inventory as we would have liked to meet the demand. We have also sought to rapidly shift elements of our inventory away from office attire and towards athleisure to accommodate consumer demand changes caused by the COVID-19 pandemic. In the past, we have not always predicted our clients’ preferences and acceptance levels of our trend items with accuracy, which has resulted in significant inventory write offs and lower gross margins. Furthermore, we do not use the same liquidation methods as traditional retailers, such as markdowns. We rely on our merchandising team to order styles and products that our clients will purchase and we rely on our data science to inform the levels of inventory we purchase, including when to reorder items that are selling well and when to write off items that are not selling well. If our merchandise team does not predict client demand and tastes well or if our algorithms do not help us reorder the right products or write off the right products timely, we may not effectively manage our inventory and our operating results could be adversely affected.
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
We do not have long-term employment or non-competition agreements with any of our personnel. Senior employees have left Stitch Fix in the past and others may in the future, which we cannot necessarily anticipate and whom we may not be able to promptly replace. For example, in December 2019, our Chief Financial Officer and our Chief Marketing Officer left the company and we are continuing to search for candidates to permanently replace them. The loss of one or more of our key personnel or the inability to promptly identify a suitable successor to a key role could have an adverse effect on our business. In particular, our Founder and Chief Executive Officer has unique and valuable experience leading our company from its inception through today. If she were to depart or otherwise reduce her focus on Stitch Fix, our business may be disrupted. We do not currently maintain key-person life insurance policies on any member of our senior management team or other key employees.

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
Approximately 4,700 of our employees are stylists, most of whom work remotely and on a part-time basis for us and are paid hourly. They track and report the time they spend working for us. These employees are classified as nonexempt under federal and state law. If we fail to effectively manage our stylists, including by ensuring accurate tracking and reporting of their hours worked and proper processing of their hourly wages, then we may face claims alleging violations of wage and hour employment laws, including, without limitation, claims of back wages, unpaid overtime pay, and missed meal and rest periods. Any such employee litigation could be attempted on a class or representative basis. Such litigation can be expensive and time-consuming regardless of whether the claims against us are valid or whether we are ultimately determined to be liable, and could divert management’s attention from our business. We could also be adversely affected by negative publicity, litigation costs resulting from the defense of these claims, and the diversion of time and resources from our operations.
We recently announced that we would be eliminating substantially all of our stylist positions in California and hiring more stylists in our other regions of the United States to replace these positions. This could result in negative publicity and have other consequences for our business. For example, during our fourth fiscal quarter of 2020, as we reduced our number of stylists in California and increased our hiring of stylists in other locations, we experienced challenges managing overall styling capacity as we tried to meet increases in client demand. If we fail to effectively execute our strategy of hiring and training new stylists in regions outside of California to augment our styling team, the personalized styling experience we offer to our clients may be impacted and our business may suffer.
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
We have in the past incurred and may in the future incur losses from various types of fraud, including stolen credit card numbers, claims that a client did not authorize a purchase, merchant fraud, and clients who have closed bank accounts or have insufficient funds in open bank accounts to satisfy payments. Our clients may re-use their login information (i.e., username and password combination) across multiple websites and, therefore, when a third party website experiences a data breach, that information could be exposed to bad actors and be used to fraudulently access our clients’ accounts. In addition to the direct costs of such losses, if the fraud is related to credit card transactions and becomes excessive, it could result in us paying higher fees or losing the right to accept credit cards for payment. In addition, under current credit card practices, we are typically liable for fraudulent credit card transactions. Our failure to adequately prevent fraudulent transactions could damage our reputation, result in litigation or regulatory action, and lead to expenses that could substantially impact our operating results.
We are subject to payment-related risks.
We accept payments online via credit and debit cards and online payment systems such as PayPal and AfterPay, which subjects us to certain regulations and fraud. We may in the future offer new payment options to clients that would be subject to additional regulations and risks. We pay interchange and other fees in connection with credit card payments, which may increase over time and adversely affect our operating results. While we use a third party to process payments, we are subject to payment card association operating rules and certification requirements, including the Payment Card Industry Data Security Standard and rules governing electronic funds transfers. If we fail to comply with applicable rules and regulations, we may be subject to fines or higher transaction fees and may lose our ability to accept online payments or other payment card transactions. If any of these events were to occur, our business, financial condition, and operating results could be adversely affected.
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
We collect and maintain significant amounts of personal information and other data relating to our clients and employees. Numerous laws, rules, and regulations in the United States and internationally, including the EU’s General Data Protection Regulation (the “GDPR”) and California’s Consumer Privacy Act (the “CCPA”), govern privacy and the collection, use, and protection of personal information. These laws, rules, and regulations evolve frequently and may be inconsistent from one jurisdiction to another or may be interpreted to conflict with our practices. Any failure or perceived failure by us or any third parties with which we do business to comply with these laws, rules, and regulations, or with other obligations to which we may be or become subject, may result in actions against us by governmental entities, private claims and litigation, fines, penalties, or other liabilities. Any such action would be expensive to defend, damage our reputation, and adversely affect our business and operating results. For example, the GDPR imposes more stringent data protection requirements and provides greater penalties for noncompliance than previous data protection laws. Further, the UK government withdrew from the EU on January 31, 2020, subject to a transition period that is currently set to end on December 31, 2020 (“Brexit”). Brexit has created uncertainty with regard to the regulation of data protection in the UK. In particular, it is uncertain whether the UK will enact data protection laws or regulations designed to be consistent with the GDPR and how data transfers to and from the UK will be regulated. Thus, it is uncertain whether our operations in, and data transfers to and from, the UK can comply with UK and EU law post-Brexit. Similarly, the State of California legislature passed the CCPA, which became effective on January 1, 2020. The CCPA requires us to make new disclosures to consumers about our data collection, use, and sharing practices. The CCPA also allows consumers to opt out of certain data sharing with third parties, and provides a new cause of action for data breaches with the possibility of significant statutory damage awards. The CCPA prohibits discrimination against individuals who exercise their privacy rights, provides for civil penalties for violations, and creates a private right of action for data breaches that is expected to increase data breach litigation. Since the enactment of the CCPA, new privacy and data security laws have been proposed in more than half of the U.S. states and in the U.S. Congress, reflecting a trend toward more stringent privacy legislation in the U.S. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, dissemination, and security of data.
The costs of compliance with and other burdens imposed by privacy and data security laws and regulations may reduce the efficiency of our marketing, lead to negative publicity, make it more difficult to meet expectations of or commitments to clients, or lead to significant fines, penalties or liabilities for noncompliance, any of which could harm our business. These laws could also impact our ability to offer our products in certain locations. The costs, burdens, and potential liabilities imposed by existing privacy laws could be compounded if other jurisdictions in the U.S. or abroad begin to adopt similar or more restrictive laws.
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
We currently rely on three major vendors for our shipping. If we are not able to negotiate acceptable pricing and other terms with these entities or they experience performance problems or other difficulties, it could negatively impact our operating results and our clients’ experience. In addition, our ability to receive inbound inventory efficiently and ship merchandise to clients may be negatively affected by inclement weather, fire, flood, power loss, earthquakes, public health crises such as the COVID-19 pandemic, labor disputes, acts of war or terrorism, and similar factors. In response to the COVID-19 pandemic, we temporarily closed three of our eight fulfillment centers, offered our fulfillment center employees four weeks of paid time off, and implemented social distancing protocols in each fulfillment center, resulting in operational constraints, which in turn reduced our ability to ship merchandise to clients and earn revenue. In the past, strikes at major international shipping ports have impacted our supply of inventory from our vendors. In addition, as a result of Hurricane Harvey in September 2017, one of our shipping vendors was unable to deliver Fixes to certain affected areas for several weeks, resulting in delivery delays and Fix cancellations. We are also subject to risks of damage or loss during delivery by our shipping vendors. If our merchandise is not delivered in a timely fashion or is damaged or lost during the delivery process, our clients could become dissatisfied and cease using our services, which would adversely affect our business and operating results.
Our operating results have been, and could be in the future, adversely affected by natural disasters, public health crises, political crises, or other catastrophic events.
Our principal offices and one of our fulfillment centers are located in the San Francisco Bay Area, which has a history of earthquakes, and are thus vulnerable to damage. We also operate offices and fulfillment centers in other regions. Natural disasters, such as earthquakes, hurricanes, tornadoes, floods, fires, and other adverse weather and climate conditions; unforeseen public health crises, such as COVID-19 or other pandemics and epidemics; political crises, such as terrorist attacks, war, and other political instability; or other catastrophic events, whether occurring in the United States or internationally, could disrupt our operations in or cause us to close one or more of our offices and fulfillment centers or could disrupt, delay, or otherwise negatively impact the operations of one or more of our third-party providers or vendors. Furthermore, these types of events could impact our merchandise supply chain, including our ability to ship merchandise to clients from or to the impacted region, and could impact our ability or the ability of third parties to operate our sites and ship merchandise. In addition, these types of events could negatively impact consumer spending in the impacted regions. In fact, the COVID-19 pandemic has: disrupted our operations in and caused us to close our offices and require that most of our employees work from home; disrupted our operations in and caused us to close three of our eight fulfillment centers; required us to implement various operational changes to ensure the health and safety of our employees; had a range of negative effects on the operations of our third-party providers and vendors, including our merchandise supply chain; and negatively impacted consumer spending and the economy generally. Because the COVID-19 pandemic has caused many of these factors to materialize, as described above and throughout these risk factors, it has adversely affected our business and operating results. A resurgence of COVID-19 in the future or the occurrence of another disaster or crisis could recreate and/or exacerbate these effects.
If we are unable to maintain effective internal control over financial reporting, investors may lose confidence in the accuracy of our reported financial information and this may lead to a decline in our stock price.
We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Specifically, the Sarbanes-Oxley Act requires management to assess the effectiveness of our internal controls over financial reporting and to report any material weaknesses in such internal control. We have in the past experienced material weaknesses and significant deficiencies in our internal controls, including for our fiscal year ended August 3, 2019. Management has concluded that our internal control over financial reporting was effective as of August 1, 2020. However, our testing, or the subsequent testing by our independent public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. If we or our accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, it could harm our operating results, adversely affect our reputation, or result in inaccurate financial reporting. Furthermore, should any such deficiencies arise we could be subject to lawsuits, sanctions or investigations by regulatory authorities, including SEC enforcement actions and we could be required to restate our financial results, any of which would require additional financial and management resources.

Even if we do not detect deficiencies, our internal control over financial reporting will not prevent or detect all errors and fraud, and individuals, including employees and contractors, could circumvent such controls. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.
In addition, we may encounter difficulties in the timely and accurate reporting of our financial results, which would impact our ability to provide our investors with information in a timely manner. Should we encounter such difficulties, our investors could lose confidence in the reliability of our reported financial information and trading price of our common stock. could be negatively impacted.
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
The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017, and contains many significant changes to U.S. federal tax laws. The Tax Act requires complex computations that were not previously provided for under U.S. tax law. We provided for an estimated effect of the Tax Act in our financial statements for the fiscal year ended July 28, 2018. In addition, on March 27, 2020, the U.S. enacted the CARES Act. We provided for an estimated effect of the CARES Act in our financial statements for the fiscal year ended August 1, 2020. The Tax Act and the CARES Act require significant judgments to be made in the interpretation of the law and significant estimates in the calculation of the provision for income taxes. However, additional guidance may be issued by the Internal Revenue Service (“IRS”), the Department of the Treasury, or other governing body that may significantly differ from our interpretation of the law, which may result in a material adverse effect on our business, cash flow, results of operations, or financial conditions.
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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As a result, the holders of our Class B common stock, including our directors, executive officers, and their affiliates, are able to exercise considerable influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stock holdings represent less than 50% of the outstanding shares of our capital stock. As of September 21, 2020, 47,063,067 of our 104,271,783 shares outstanding were held by our directors, executive officers, and their affiliates, and 44,944,259 of such shares held by our directors, executive officers, and their affiliates were shares of Class B common stock. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests. This control may adversely affect the market price of our Class A common stock.
In addition, in July 2017, FTSE Russell and Standard & Poor’s announced that they would cease to allow most newly public companies utilizing dual or multi-class capital structures to be included in their indices. Affected indices include the S&P 500, S&P MidCap 400, and S&P SmallCap 600, which together make up the S&P Composite 1500. Under the announced policies, our dual class capital structure currently makes us ineligible for inclusion in Standard & Poor’s indices and, as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to passively track the S&P indices will not be investing in our stock. It is unclear what effect, if any, these policies have had or may have on the valuations of publicly traded companies excluded from the indices, but it is possible that they may depress these valuations compared to those of other similar companies that are included.
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
•any action asserting a claim against us arising under the Delaware General Corporation Law, our amended and restated certificate of incorporation, or our amended and restated bylaws; and
•any action asserting a claim against us that is governed by the internal-affairs doctrine.
This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation further provides that the federal district courts of the United States are the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our principal physical properties are located in the United States and UK. Our corporate headquarters are located in San Francisco, California, and comprise approximately 131,000 square feet of space. We lease an additional 36,200 square feet of office space in Texas, where our client experience team is based. Although the majority of our employees who utilize these office spaces are currently working from home due to the COVID-19 pandemic, as of the date of this filing we still intend to occupy these locations when conditions permit.
We also lease and operate six fulfillment centers in the United States. These comprise a total of approximately 3,426,000 square feet, at which we receive merchandise from vendors, ship products to clients and receive and process returns from clients. These facilities are located in California, Arizona, Texas, Pennsylvania, Indiana, and Georgia. In addition, we have two additional fulfillment centers that are leased and operated by a third-party logistics contractor: one in in Indiana, representing approximately 400,000 square feet, and a second one in England, representing approximately 277,000 square feet.
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
In August 2020, a representative action under California’s Private Attorneys General Act was filed against us in the Superior Court for the State of California, County of San Diego. The complaint alleges various violations of California’s wage and hour laws relating to our current and former non-exempt stylist employees and seeks attorney’s fees and penalties. We believe these claims are without merit and intend to vigorously defend against them.
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
Holders of Record
As of the close of business on September 21, 2020, there were 49 stockholders of record of our Class A common stock and 27 stockholders of record of our Class B common stock. The actual number of holders of our Class A and Class B common stock is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees. The number of holders of record presented here also does not include stockholders whose shares may be held in trust by other entities.
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
Cumulative Stock Performance Graph
The following graph compares the cumulative total return to stockholders on our Class A common stock relative to the cumulative total returns of the Standard and Poor’s Retail Select Industry Index (S&P Retail Select Industry) and Nasdaq Composite Index (Nasdaq Composite). An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock and in each index on November 17, 2017, the date our Class A common stock began trading on the Nasdaq, and its relative performance is tracked through August 1, 2020. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class A common stock.

Cumulative Stock Performance Graph

$360
$320
$280
$240
$200
$160
$120
$80
November 2017
July 2018
August 2019
August 2020

__________	S&P Retail Select Industry	…………	Nasdaq Composite	– – – – – –	Stitch Fix, Inc.
The following table assumes an investment of $100 (with reinvestment of all dividends) to have been made in our Class A common stock and in each index on November 17, 2017, the date our Class A common stock began trading on the Nasdaq, and indicates the cumulative total return to stockholders on our Class A common stock and the cumulative total return of each index at July 28, 2018, August 3, 2019, and August 1, 2020:

(in dollars)	November 17, 2017	July 28, 2018	August 3, 2019	August 1, 2020
S&P Retail Select Industry	$100.00	$118.27	$98.40	$113.49
Nasdaq Composite	$100.00	$114.07	$118.01	$158.42
Stitch Fix, Inc.	$100.00	$194.79	$163.89	$146.20
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
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.

Item 6. Selected Financial Data.
The following selected consolidated financial and other data should be read in conjunction with, and are qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our audited consolidated financial statements and the accompanying notes included elsewhere in this Annual Report. The consolidated statements of operations data for the fiscal years ended August 1, 2020, August 3, 2019, and July 28, 2018, and the consolidated balance sheet data as of August 1, 2020, and August 3, 2019, are derived from the audited consolidated financial statements that are included elsewhere in this Annual Report. The consolidated statements of operations data for the fiscal years ended July 29, 2017, and July 30, 2016, as well as the consolidated balance sheet data as of July 28, 2018, July 29, 2017, and July 30, 2016, are derived from audited consolidated financial statements that are not included in this Annual Report. We have included, in our opinion, all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of the financial information set forth in those statements. Our historical results are not necessarily indicative of the results to be expected in any period in the future.

	For the Fiscal Year Ended
(in thousands, except per share data)	August 1, 2020	August 3, 2019 (1)	July 28, 2018	July 29, 2017	July 30, 2016
Consolidated Statements of Operations Data:
Revenue, net	$1,711,733	$1,577,558	$1,226,505	$977,139	$730,313
Cost of goods sold	957,523	874,429	690,483	542,718	407,064
Gross profit	754,210	703,129	536,022	434,421	323,249
Selling, general, and administrative expenses (2)(3)	805,874	679,634	492,998	402,781	259,021
Operating income (loss)	(51,664)	23,495	43,024	31,640	64,228
Remeasurement of preferred stock warrant liability	—	—	(10,685)	18,881	3,019
Interest (income) expense	(5,535)	(5,791)	(904)	(42)	—
Other (income) expense, net	1,593	(1,535)	(100)	—	(13)
Income (loss) before income taxes	(47,722)	30,821	54,713	12,801	61,222
Provision (benefit) for income taxes	19,395	(6,060)	9,813	13,395	28,041
Net income (loss)	$(67,117)	$36,881	$44,900	$(594)	$33,181
Net income (loss) attributable to common stockholders: (4)
Basic	$(67,117)	$36,863	$35,541	$(594)	$8,211
Diluted	$(67,117)	$36,864	$27,285	$(594)	$9,496
Earnings (loss) per share attributable to common stockholders: (4)
Basic	$(0.66)	$0.37	$0.47	$(0.02)	$0.36
Diluted	$(0.66)	$0.36	$0.34	$(0.02)	$0.34
Weighted-average shares used to compute earnings per share attributable to common stockholders: (4)
Basic	102,383,282	100,013,462	75,947,759	24,973,931	22,729,890
Diluted	102,383,282	103,653,626	81,288,418	24,973,931	27,882,844
Key Financial and Operating Metrics (5):
Adjusted EBITDA	$(29,102)	$39,590	$53,566	$60,578	$72,582
Adjusted EBITDA ex. SBC	$38,428	$74,846	$68,969	$64,123	$74,432
Free cash flow	$12,670	$47,769	$55,613	$21,494	$29,878
Active clients (as of period end)	3,522	3,236	$2,742	2,194	1,674
Net revenue per active client	$486	$488	$447	$445	$436

(1) Fiscal 2019 was a 53-week year, with the extra week occurring in the quarter ended August 3, 2019. All other periods presented included 52 weeks.
(2) Includes stock-based compensation expense of $67.5 million, $35.3 million, $15.4 million, $3.5 million, and $1.9 million for 2020, 2019, 2018, 2017, and 2016, respectively.
(3) Includes compensation expense related to certain stock sales by current and former employees of $21.3 million and $4.8 million for 2017 and 2016, respectively.
(4) See Note 12 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for an explanation of the calculations of our basic and diluted earnings (loss) per share attributable to common stockholders and the weighted average number of shares used in the computation of the per share amounts.
(5) See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Financial and Operating Metrics” for information regarding our use of these metrics.

(in thousands)	August 1, 2020	August 3, 2019	July 28, 2018	July 29, 2017	July 30, 2016
Consolidated Balance Sheet Data:
Cash and cash equivalents	$143,455	$170,932	$297,516	$110,608	$91,488
Short and long-term investments	238,134	196,648	—	—	—
Total assets	769,429	616,066	481,585	257,205	191,600
Working capital (1)	254,155	299,773	274,774	63,844	63,199
Convertible preferred stock	—	—	—	42,222	42,222
Total stockholders’ equity	401,037	396,000	315,072	61,861	49,947

(1) Working capital for all periods presented above is defined as current assets less current liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our audited consolidated financial statements and related notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K, or Annual Report. We use a 52- or 53-week fiscal year, with our fiscal year ending on the Saturday that is closest to July 31 of that year. Each fiscal year generally consists of four 13-week fiscal quarters, with each fiscal quarter ending on the Saturday that is closest to the last day of the last month of the quarter. The fiscal years ended August 1, 2020 (“2020”) and July 28, 2018 (“2018”) consisted of 52 weeks. The fiscal year ended August 3, 2019 (“2019”) consisted of 53 weeks. Throughout this Annual Report, all references to quarters and years are to our fiscal quarters and fiscal years unless otherwise noted.
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
A discussion regarding our financial condition and results of operation for the fiscal year ended August 1, 2020, compared to the fiscal year ended August 3, 2019, is presented below. A discussion regarding our financial condition and results of operations for fiscal year ended August 3, 2019, compared to the fiscal year ended July 28, 2018, can be found under Item 7 in our Annual Report on Form 10-K for the fiscal year ended August 3, 2019, filed with the SEC on October 2, 2019, which is available on the SEC’s website at www.sec.gov and on the SEC Filings section of the Investor Relations section of our website at: https://investors.stitchfix.com.
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
In May 2019, we launched our service in the UK. In June 2019, we launched direct-buy functionality to allow clients the flexibility of purchasing items outside of a Fix. The first offering of this direct-buy functionality is Buy It Again, which is available for Men’s and Women’s clients in the United States and allows clients to order previously purchased items in different colors, sizes, or prints. In February 2020, we launched Complete Your Looks, which presents clients a personalized set of algorithmically generated items for direct purchase based on items they have already bought from us, and in June 2020, we introduced Trending For You, which allows Men’s and Women’s clients to shop personalized looks based on their style profiles. No styling fee is charged for direct purchases.
We believe our success in serving clients has resulted in our continued growth. We have achieved positive cash flows from operations on an annual basis since 2014, while continuing to make meaningful investments to drive growth. For the fiscal year ended August 1, 2020, we reported $1.7 billion of revenue representing year-over-year growth of 8.5% from the fiscal year ended August 3, 2019. Adjusted for the impact of the extra week in fiscal 2019, revenue in fiscal 2020 grew by 10.7%. As of August 1, 2020, and August 3, 2019, we had approximately 3,522,000 and 3,236,000 active clients, respectively, representing year-over-year growth of 8.8%.
Net loss for the fiscal year ended August 1, 2020, was $67.1 million, compared to net income of $36.9 million for the fiscal year ended August 3, 2019. For more information on the components of net income (loss), refer to the section titled “Results of Operations” below.
COVID-19 Update
We are closely monitoring the effects of the novel coronavirus (“COVID-19”) outbreak, which was declared a global pandemic in March 2020, and its impact on our business, the full extent of which will depend on factors such as the length of time the pandemic continues; how federal, state and local governments are responding; the impact of the crisis on the economy and consumer behavior; and the effect on our clients, employees, vendors, and other partners.
During this time, we are focused on protecting the health and safety of our employees and clients, while seeking to continue operating our business responsibly. All of our employees who are able to work remotely are required to do so, and we have provided additional paid time off to those employees who are not able to work remotely.
In March, we temporarily closed three of our eight fulfillment centers to assess our ability to operate under shelter-in-place orders and develop protocols to protect the welfare of our warehouse employees. Those centers have since reopened, and all eight fulfillment centers are currently operating with safety measures in place, including social distancing, health screening, enhanced cleaning protocols, and protective equipment such as masks and gloves for employees.

Due to the temporary closure of three of our eight fulfillment centers, we had significantly less capacity in our warehouses during the third quarter of fiscal 2020, which resulted in delayed Fix shipments, delayed return processing, extended wait times for our clients, and significant inventory management challenges. These factors were the principal causes of our decline in revenue and gross margin during the third quarter. Our warehouse capacity constraints were more acute during March, but steadily improved during the fourth fiscal quarter.
The effect of the COVID-19 pandemic on the broader economy and consumer behavior continues to evolve. During the latter half of our third fiscal quarter, we did experience lower demand, which negatively affected net revenue per active client, and which we believe was largely attributable to consumer reactions as the COVID-19 crisis escalated during March and April. We saw some positive client demand signals during this time, including with our auto-ship clients and continued growth of our direct buy offering; however, we saw some softness in new client acquisition in part because we reduced our marketing spend in reaction to the COVID-19 crisis. By pulling back on client acquisition in our third fiscal quarter, we recognized that this would also impact demand in subsequent quarters given most clients’ repeat purchase behavior. Despite the continuing impact of COVID-19 on the overall economy, during our fourth fiscal quarter, we continued to see strong retention from our auto-ship clients and growth in new client demand from increases in first Fix shipments. For further discussion of the COVID-19 related risks facing our business, refer to the “Risk Factors” section included in Part I, Item 1A.
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

	For the Fiscal Year Ended
(in thousands)	August 1, 2020	August 3, 2019	July 28, 2018
Adjusted EBITDA ex. SBC reconciliation:
Net income (loss)	$(67,117)	$36,881	$44,900
Add (deduct):
Interest (income) expense	(5,535)	(5,791)	(904)
Other (income) expense, net	1,593	(1,535)	(100)
Provision (benefit) for income taxes	19,395	(6,060)	9,813
Depreciation and amortization	22,562	16,095	10,542
Remeasurement of preferred stock warrant liability	—	—	(10,685)
Adjusted EBITDA	$(29,102)	$39,590	$53,566
Add (deduct):
Stock-based compensation expense	67,530	35,256	15,403
Adjusted EBITDA ex. SBC	$38,428	$74,846	$68,969

Free Cash Flow
We define free cash flow as cash flows provided by (used in) operating activities reduced by purchases of property and equipment that are included in cash flows used in investing activities. The following table presents a reconciliation of cash flows provided by (used in) operating activities, the most comparable GAAP financial measure, to free cash flow for each of the periods presented:

	For the Fiscal Year Ended
(in thousands)	August 1, 2020	August 3, 2019	July 28, 2018
Free cash flow reconciliation:
Cash flows provided by operating activities	$42,877	$78,594	$72,178
Deduct:
Purchases of property and equipment	(30,207)	(30,825)	(16,565)
Free cash flow	$12,670	$47,769	$55,613
Cash flows used in investing activities	$(70,461)	$(225,184)	$(16,565)
Cash flows provided by (used in) financing activities	$(1,435)	$6,945	$134,795

Operating Metrics

	August 1, 2020	August 3, 2019	July 28, 2018
Active clients (in thousands)	3,522	3,236	2,742
Net revenue per active client(1)	$486	$488	$447

(1) Fiscal year 2019 was a 53-week year, with the extra week occurring in the quarter ended August 3, 2019.
Active Clients
We believe that the number of active clients is a key indicator of our growth and the overall health of our business. We define an active client as a client who checked out a Fix or was shipped an item using our direct-buy functionality in the preceding 52 weeks, measured as of the last day of that period. A client checks out a Fix when she indicates what items she is keeping through our mobile application or on our website. We consider each Men’s, Women’s, or Kids account as a client, even if they share the same household. We had 3,522,000 and 3,236,000 active clients as of August 1, 2020, and August 3, 2019, respectively, representing year-over-year growth of 8.8%.

Net Revenue per Active Client
We believe that net revenue per active client is an indicator of client engagement and satisfaction. We calculate net revenue per active client based on net revenue over the preceding four fiscal quarters divided by the number of active clients, measured as of the last day of the period. Net revenue per active client was $486 and $488 as of August 1, 2020, and August 3, 2019, respectively, representing a year-over-year decline of 0.4%. Net revenue per active client as of August 3, 2019, benefited from an additional week of revenue, as fiscal 2019 was a 53-week period while fiscal 2020 included 52 weeks. Excluding the impact of the 53rd week of fiscal 2019, net revenue per active client increased from $479 to $486 between August 3, 2019, and August 1, 2020, representing an increase of 1.5%.
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
Our inventory investments will fluctuate with the needs of our business. For example, in the first half of our fiscal year, we purchased inventory based on our pre-COVID-19 pandemic projections, which resulted in excess inventory levels and higher inventory reserves during our third fiscal quarter. As noted above, in March 2020, we temporarily closed three of our eight fulfillment centers resulting in significantly less capacity in our warehouses and in turn delayed Fix shipments and a substantial backlog, delayed return processing, extended wait times for our clients, and significant inventory management challenges. During the fourth quarter of fiscal 2020, we increased capacity at our fulfillment centers and we experienced an uptick in client demand, both of which contributed to healthier inventory levels and lower inventory reserves than in our third fiscal quarter. Additionally, entering new locations such as the UK, expanding to new categories such as Stitch Fix Kids, offering new functionalities such as direct buy, or adding new fulfillment centers will all require additional investments in inventory.
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
To successfully acquire clients and increase engagement, we must also continue to improve the diversity of our offering. These efforts may include broadening our brand partnerships and expanding into new categories, product types, price points, and geographies. For example, in July 2018 we launched Stitch Fix Kids, expanding our client and vendor base, and in May 2019, we launched our services in the UK, expanding our geographic scope. In June 2019, we introduced a direct-buy functionality with Buy It Again, allowing clients in the United States to buy previously purchased items in new colors, prints, and sizes, and in February 2020, we launched Complete Your Looks, which presents clients a personalized set of algorithmically generated items for direct purchase based on items they have already bought from us. In June 2020, we introduced Trending For You, which allows Men’s and Women’s clients to shop personalized looks based on their style profiles.
While we expect to continue to make significant marketing investments to grow our business in the long run, our marketing expenses may vary from period to period. For example, we reduced our advertising spend during the third quarter of fiscal 2020 due to reduced capacity to serve new and existing clients as we implemented operational changes at our fulfillment centers in response to the COVID-19 pandemic; however, our advertising spend increased to $167.8 million for the fiscal year ended August 1, 2020, compared to $152.1 million for the fiscal year ended August 3, 2019.
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
Remeasurement of Preferred Stock Warrant Liability
Prior to the initial public offering of our Class A common stock (our “IPO”), we estimated the fair value of the preferred stock warrant liability at the end of each reporting period and recognized changes in the fair value through our statement of operations. In connection with our IPO, all warrants were automatically exercised for no consideration, therefore we do not expect to have preferred stock warrant liability in future periods.
Interest Income
Interest income is generated from our cash, cash equivalents, and investments in available-for-sale securities.
Provision (Benefit) for Income Taxes
Our provision (benefit) for income taxes consists of an estimate of federal, state, and international income taxes based on enacted federal, state, and international tax rates, as adjusted for allowable credits, deductions, uncertain tax positions, and changes in the valuation of our net federal and state deferred tax assets.

Results of Operations
Comparison of the Fiscal Years Ended August 1, 2020, August 3, 2019, and July 28, 2018
The following table sets forth our results of operations for the periods indicated:

	For the Fiscal Year Ended (1)			2020 vs. 2019	2019 vs. 2018
(in thousands)	August 1, 2020	August 3, 2019	July 28, 2018	% Change	% Change
Revenue, net	$1,711,733	$1,577,558	$1,226,505	8.5%	28.6%
Cost of goods sold	957,523	874,429	690,483	9.5%	26.6%
Gross profit	754,210	703,129	536,022	7.3%	31.2%
Selling, general, and administrative expenses	805,874	679,634	492,998	18.6%	37.9%
Operating income (loss)	(51,664)	23,495	43,024	(319.9)%	(45.4)%
Remeasurement of preferred stock warrant liability	—	—	(10,685)	—%	(100.0)%
Interest (income) expense	(5,535)	(5,791)	(904)	(4.4)%	*
Other (income) expense, net	1,593	(1,535)	(100)	(203.8)%	*
Income (loss) before income taxes	(47,722)	30,821	54,713	(254.8)%	(43.7)%
Provision (benefit) for income taxes	19,395	$(6,060)	$9,813	(420.0)%	(161.8)%
Net income (loss)	$(67,117)	$36,881	$44,900	(282.0)%	(17.9)%

(1)Fiscal 2020 and 2018 included 52 weeks. Fiscal 2019 was a 53-week year.
* Not meaningful

The following table sets forth the components of our results of operations as a percentage of revenue:

	For the Fiscal Year Ended
	August 1, 2020	August 3, 2019	July 28, 2018
Revenue, net	100.0%	100.0%	100.0%
Cost of goods sold	55.9%	55.4%	56.3%
Gross margin	44.1%	44.6%	43.7%
Selling, general, and administrative expenses	47.1%	43.1%	40.2%
Operating income (loss)	(3.0)%	1.5%	3.5%
Remeasurement of preferred stock warrant liability	—%	—%	(0.9)%
Interest (income) expense	(0.3)%	(0.4)%	(0.1)%
Other (income) expense, net	0.1%	(0.1)%	—%
Income (loss) before income taxes	(2.8)%	2.0%	4.5%
Provision (benefit) for income taxes	1.1%	(0.3)%	0.8%
Net income (loss)	(3.9)%	2.3%	3.7%
Revenue and Gross Margin
Revenue in the fiscal year ended August 1, 2020, a 52-week year, increased by $134.2 million, or 8.5%, from revenue in the fiscal year ended August 3, 2019, a 53-week year. Adjusted for the impact of the extra week in fiscal 2019, revenue in fiscal 2020 grew by 10.7%. The increase in revenue was primarily attributable to a 8.8% increase in active clients from August 3, 2019, to August 1, 2020, which drove increased sales of merchandise.
Gross margin for the fiscal year ended August 1, 2020, decreased by 0.5% compared with the fiscal year ended August 3, 2019. The decrease was primarily attributable to an increase in shipping expense due in part to higher rates with our carriers, partially offset by lower merchandise costs.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses in the fiscal year ended August 1, 2020, increased by $126.2 million, compared with the fiscal year ended August 3, 2019. As a percentage of revenue, selling, general, and administrative expenses increased to 47.1% for the fiscal year ended August 1, 2020, compared with 43.1% for the fiscal year ended August 3, 2019. The increase was primarily related to higher compensation and benefits expense and stock-based compensation expense due to increased headcount in data science and engineering as we continue to invest in technology talent, and higher advertising spend year over year to support the growth of our business.

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
Provision for Income Taxes
The following table summarizes our effective tax rate from income for the periods presented:

	For the Fiscal Year Ended
(in thousands)	August 1, 2020	August 3, 2019	July 28, 2018
Income before income taxes	$(47,722)	$30,821	$54,713
Provision (benefit) for income taxes	19,395	(6,060)	9,813
Effective tax rate	(40.6)%	(19.7)%	17.9%
We are subject to income taxes in the United States and the UK. Our effective tax rate and provision for income taxes increased from the fiscal year ended August 3, 2019, to the fiscal year ended August 1, 2020, primarily due to recording a valuation allowance on our net federal and state deferred tax assets and decreased excess tax benefits from stock-based compensation, partially offset by the net operating loss carryback provisions of the CARES Act.

Quarterly Results of Operations
The following table sets forth our unaudited quarterly consolidated statements of operations for each of the quarters indicated. The information for each quarter has been prepared on a basis consistent with our audited consolidated financial statements included in this Annual Report and reflect, in the opinion of management, all adjustments of a normal, recurring nature that are necessary for a fair presentation of the financial information contained in those statements. Our historical results are not necessarily indicative of the results that may be expected for the full year or any other period in the future. The fiscal year ended August 3, 2019, includes the impact of an additional week that occurred in the fourth quarter of 2019, compared to the fiscal year ended August 1, 2020, which did not include an extra week. The following quarterly financial information should be read in conjunction with our audited consolidated financial statements and related notes included in this Annual Report.

	Quarter Ended
(in thousands, except per share data)	August 1, 2020	May 2, 2020	February 1, 2020	November 2, 2019	August 3, 2019	April 27, 2019	January 26, 2019	October 27, 2018
Revenue, net	$443,408	$371,726	$451,784	$444,815	$432,149	$408,893	$370,280	$366,236
Cost of goods sold	244,298	220,115	249,597	243,513	241,785	224,445	207,131	201,068
Gross profit	199,110	151,611	202,187	201,302	190,364	184,448	163,149	165,168
Gross margin	44.9%	40.8%	44.8%	45.3%	44.1%	45.1%	44.1%	45.1%
Selling, general, and administrative expenses	213,377	197,666	193,689	201,142	188,610	189,015	147,738	154,271
Operating income (loss)	(14,267)	(46,055)	8,498	160	1,754	(4,567)	15,411	10,897
Interest (income) expense	(1,033)	(1,372)	(1,477)	(1,653)	(1,759)	(1,463)	(1,170)	(1,399)
Other (income) expense, net	162	569	28	834	(571)	(391)	(453)	(120)
Income (loss) before income taxes	(13,396)	(45,252)	9,947	979	4,084	(2,713)	17,034	12,416
Provision (benefit) for income taxes	31,071	(11,349)	(1,484)	1,157	(3,095)	(9,761)	5,058	1,738
Net income (loss)	$(44,467)	$(33,903)	$11,431	$(178)	$7,179	$7,048	$11,976	$10,678
Net income (loss) attributable to common stockholders:
Basic	$(44,467)	$(33,903)	$11,431	$(178)	$7,179	$7,048	$11,968	$10,664
Diluted	$(44,467)	$(33,903)	$11,431	$(178)	$7,179	$7,048	$11,968	$10,665
Earnings (loss) per share attributable to common stockholders:
Basic	$(0.44)	$(0.33)	$0.11	$(0.00)	$0.07	$0.07	$0.12	$0.11
Diluted	$(0.44)	$(0.33)	$0.11	$(0.00)	$0.07	$0.07	$0.12	$0.10
Weighted-average shares used to compute earnings per share attributable to common stockholders:
Basic	103,278,240	102,650,155	102,045,087	101,557,546	101,111,138	100,301,078	99,590,187	98,965,274
Diluted	103,278,240	102,650,155	104,637,548	101,557,546	104,190,711	103,615,159	102,817,838	104,539,452

Our quarterly revenue increased through the first six periods presented above before decreasing in the third fiscal quarter of 2020 due to the impacts of the COVID-19 pandemic. As a result of the COVID-19 pandemic, we temporarily closed three of our fulfillment centers, operated at significantly reduced capacity for much of the third quarter, and reduced our marketing in light of this reduced capacity. These factors were the principal causes of our decline in revenue and gross margin during the third quarter. Our warehouse capacity constraints were more acute during March, but steadily improved during the fourth fiscal quarter. During the fourth quarter of fiscal 2020, with higher capacity levels in our warehouses for the majority of the period, we saw a return to revenue growth on a year-over-year basis.
Our gross margin was approximately 44% to 45% for all periods, except the third fiscal quarter of 2020. Our gross margin of approximately 40.8% during the third fiscal quarter was largely due to COVID-19 impacts, as we sold less merchandise than anticipated during the third fiscal quarter, which led to excess inventory reserves and higher clearance rates. During the fourth quarter of fiscal 2020, our gross margin returned to the 44% to 45% range as we had increased sales of merchandise and a subsequent reduction in our inventory reserves.

Our selling, general, and administrative expenses varied from period to period, but generally increased over the past eight fiscal periods. Our compensation and benefits, including stock-based compensation continue to increase as we invest in technology talent. Our advertising expenses were the primary driver in the fluctuation of selling, general, and administrative expenses from period to period. For example, we tend to spend less on advertising during our second fiscal quarter due to an overly promotional environment during the holiday season. Additionally, we decreased our advertising spend during the third fiscal quarter of 2020 due to our reduced capacity to serve new and existing clients as a result of COVID-19-related operational constraints at our fulfillment centers.
Net income (loss) also fluctuated during the previous eight fiscal periods, with our net loss during the third fiscal quarter of 2020 due primarily to COVID-19-related impacts. During the fourth fiscal quarter of 2020, we recorded a valuation allowance on our deferred tax assets of $43.2 million, which greatly increased our provision for income taxes and our net loss for the period.
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
As of August 1, 2020, we had $143.5 million of cash and cash equivalents and investments of $238.1 million. Our investment balance includes $143.0 million of short-term investments with contractual maturities of 12 months or less as of August 1, 2020.
In June 2020, we entered into a $90.0 million credit agreement (“Credit Agreement”) with Silicon Valley Bank and other lenders. The Credit Agreement will terminate on June 2, 2021. The Credit Agreement includes a letter of credit sub-facility of $20.0 million and a swingline sub-facility of up to $50.0 million. As of August 1, 2020, we did not have any borrowings outstanding under the Credit Agreement.
Though we continue to monitor the COVID-19 pandemic closely, the situation is changing rapidly and the extent and duration of the pandemic's impact remain uncertain. Our liquidity and working capital needs could be negatively impacted. However, we believe our existing cash, cash equivalents, short-term investment balances, and the borrowing available under our senior revolving credit facility, if needed, will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months.
Cash Flows
The following table summarizes our cash flows for the periods indicated and our cash and working capital balances as of the end of the period (in thousands):

	For the Fiscal Year Ended
(in thousands)	August 1, 2020	August 3, 2019	July 28, 2018
Net cash provided by operating activities	$42,877	$78,594	$72,178
Net cash used in investing activities	(70,461)	(225,184)	(16,565)
Net cash provided by (used in) financing activities	(1,435)	6,945	134,795
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(29,019)	$(139,645)	$190,408
Cash provided by operating activities
During the fiscal year ended August 1, 2020, cash provided by operating activities was $42.9 million, which consisted of a net loss of $67.1 million, adjusted by non-cash charges of $122.7 million and a change of $12.7 million in our net operating assets and liabilities. The non-cash charges were largely driven by $67.5 million of stock-based compensation expense, a $43.2 million valuation allowance on our deferred tax assets, and $22.6 million of depreciation, amortization, and accretion, partially offset by a $20.3 million change in deferred tax expense. The change in our net operating assets and liabilities was primarily due to an increase of $15.2 million in our inventory balance due to increased inventory purchases to support our growth and an increase of $6.7 million in our prepaid expenses and other assets balance due to timing of payments made in the period. This activity was substantially offset by an increase of $8.3 million in accrued expenses related to increased advertising activity during fiscal 2020 and expenses related to our California styling organization restructuring.
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

Cash used in investing activities
During the fiscal year ended August 1, 2020, cash used in investing activities was $70.5 million, primarily related to our net investment of $40.3 million in highly rated available-for-sale securities and $30.2 million in purchases of property and equipment.
During the fiscal year ended August 3, 2019, cash used in investing activities was $225.2 million, primarily related to our net investment of $194.4 million in highly rated available-for-sale securities and $30.8 million purchases of property and equipment.
Cash provided by (used in) financing activities
During the fiscal year ended August 1, 2020, cash used in financing activities was $1.4 million, which was primarily due to payments for tax withholding related to vesting of restricted stock units, substantially offset by proceeds from the exercise of stock options.
During the fiscal year ended August 3, 2019, cash provided by financing activities was $6.9 million, which was primarily due to proceeds from the exercise of stock options, partially offset by tax withholding related to vesting of restricted stock units.
Contractual Obligations and Other Commitments
The following table summarizes our contractual obligations as of August 1, 2020:

		Payments Due by Period
(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating lease obligations	$196,185	$31,735	$58,971	$46,682	$58,797
Purchase obligations (1)	372,051	361,858	10,193	—	—
Unrecognized tax benefits (2)	—	—	—	—	—
Total	$568,236	$393,593	$69,164	$46,682	$58,797

(1) Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on Stitch Fix and that specify all significant terms. Inventory and fabric purchase commitments comprise substantially all of total purchase obligations.
(2) Due to the uncertainty with respect to the timing of future cash flows associated with our $16.7 million of unrecognized tax benefits at August 1, 2020, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, the related balances have not been included in the table above.
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
We have considered the impact of the COVID-19 pandemic on significant estimates and judgments used in applying accounting policies. While there is a greater degree of uncertainty in applying these judgments in light of this crisis, we believe reasonable estimates have been used in preparing the consolidated financial statements.
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
Stock-Based Compensation
We grant stock options to our employees, consultants, and members of our board of directors and recognize stock-based compensation expense based on the fair value of stock options at grant date. We estimate the fair value of stock options using the Black-Scholes option-pricing model. This model requires us to use certain estimates and assumptions such as:
•Expected volatility of our common stock-based on the volatility of comparable publicly traded companies;
•Expected term of our stock options—as we do not have sufficient historical experience for determining the expected term of the stock option awards granted, we base our expected term on the simplified method, generally calculated as the mid-point between the vesting date and the end of the contractual term;

•Expected dividend yield—as we have not paid and do not anticipate paying dividends on our common stock, our expected dividend yield is 0%; and
•Risk-free interest rates-based on the U.S. Treasury zero coupon notes in effect at the grant date with maturities equal to the expected terms of the options granted.
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
Deferred tax assets are evaluated for future realization and reduced by a valuation allowance to the amount that is more likely than not to be realized. We consider many factors when assessing the likelihood of future realization, including our recent cumulative loss, earnings expectations in earlier future years, unsettled economic disruption of the COVID-19 pandemic, and other relevant factors.
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
Leases
We adopted ASU 2016-02 on August 4, 2019, which requires us to record operating lease right-of-use assets and operating lease liabilities on our consolidated balance sheets. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. Certain adjustments to our operating lease right-of-use assets may be required for items such as initial direct costs paid or incentives received. The discount rate implicit within our leases is generally not determinable, therefore, we use a collateralized incremental borrowing rate and our expected lease term at commencement date to calculate the present value of our future minimum lease payments. Due to the lack of comparable long-term borrowings, our incremental borrowing rate is determined for each lease using a peer group of companies with similar credit profiles, adjusted for the impact of collateralization and lease term. If the estimate of our incremental borrowing rate was changed, our operating lease right-of-use assets and operating lease liabilities could differ materially.
Recent Accounting Pronouncements
For recent accounting pronouncements, please see “Significant Accounting Policies” in Note 2 of the Notes to Consolidated Financial Statements included in this Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are primarily exposed to market risks through interest rate risk on our investments. As of August 1, 2020, we had $238.1 million in highly rated investments accounted for as available-for-sale securities, which are presented on our balance sheet at their fair market value. These interest-earning instruments carry a degree of interest rate risk; however, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.
Foreign Currency Risk
As of August 1, 2020, our revenue was earned in U.S. dollars and British pound sterling. Our expansion into the UK exposes us to fluctuations in foreign currency exchange rates on our operating expenses. Fluctuations in foreign currency exchange rates may also result in transaction gains or losses on transactions in currencies other than the U.S. dollar or British pound sterling. For the fiscal year ended August 1, 2020, a hypothetical 10% increase or decrease in current exchange rates would not have had a material impact on our consolidated financial results.

Item 8. Financial Statements and Supplementary Data.

STITCH FIX, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Stitch Fix, Inc.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Stitch Fix, Inc. and subsidiaries (the "Company") as of August 1, 2020 and August 3, 2019, and the related consolidated statements of operations and comprehensive income (loss), convertible preferred stock and stockholders' equity, and cash flow for each of the fiscal years ended August 1, 2020, August 3, 2019 and July 28, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 1, 2020 and August 3, 2019, and the results of its operations and its cash flow for each of the fiscal years ended August 1, 2020, August 3, 2019 and July 28, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of August 1, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated September 25, 2020 expressed an unqualified opinion on the Company's internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2 to the financial statements, effective August 4, 2020, the Company adopted FASB ASU No. 2016-02, Leases (“ASC 842”) using the modified retrospective approach.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Inventory - Excess and Slow-Moving Inventory Reserve - Refer to Note 2 to the financial statements
Critical Audit Matter Description
The Company establishes an inventory reserve, which includes a reserve for excess and slow-moving inventory on hand that is expected to be written-off or otherwise disposed of at a future date. The Company’s estimate of the appropriate amount of the excess and slow-moving inventory reserve utilizes certain inputs and involves judgment. Such inputs include data associated with historic trends, historic inventory write-off activity, and the on-hand inventory aging distribution. The calculation and analysis of historic trend data, historic write-off activity, and the application of this analysis to on-hand inventory involves complex calculations. The excess and slow-moving inventory reserve at August 1, 2020 totaled $22.6 million. Net inventory at August 1, 2020 totaled $124.8 million.
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
•We evaluated the appropriateness of specified inputs supporting management’s estimate, including the age of on-hand inventory items, historic inventory trends, and historic write-off activity.
•We evaluated the appropriateness and consistency of management’s methods and assumptions used in developing their estimate of the excess and slow-moving inventory reserve, which included consideration of reserve trends by merchandise category and the impact of changes in inventory management processes on the estimate.
•We developed an independent expectation of the excess and slow-moving inventory reserve using historic inventory activity and compared our independent expectation to the amount recorded in the financial statements.
•We compared actual write-off activity in the current year to the excess and slow-moving reserve estimated by the Company in the prior year to evaluate management’s ability to accurately estimate the reserve.
•We looked for indications that the reserve for excess and slow-moving inventory may be understated by evaluating write-off activity of inventory subsequent to August 1, 2020.

/s/ Deloitte & Touche LLP
San Francisco, California
September 25, 2020

We have served as the Company’s auditor since 2014.

Stitch Fix, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	August 1, 2020	August 3, 2019
Assets
Current assets:
Cash and cash equivalents	$143,455	$170,932
Short-term investments	143,037	143,276
Inventory, net	124,816	118,216
Prepaid expenses and other current assets	55,002	49,980
Total current assets	466,310	482,404
Long-term investments	95,097	53,372
Property and equipment, net	70,369	54,888
Operating lease right-of-use assets	132,615	—
Deferred tax assets	333	22,175
Other long-term assets	4,705	3,227
Total assets	$769,429	$616,066
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$85,177	$90,883
Operating lease liabilities	24,333	—
Accrued liabilities	77,590	69,734
Gift card liability	8,590	7,233
Deferred revenue	13,059	11,997
Other current liabilities	3,406	2,784
Total current liabilities	212,155	182,631
Operating lease liabilities, net of current portion	140,175	—
Deferred rent, net of current portion	—	24,439
Other long-term liabilities	16,062	12,996
Total liabilities	368,392	220,066
Commitments and contingencies (Note 8)
Stockholders’ equity:
Class A common stock,$0.00002 par value –2,000,000,000 shares authorized as of August 1, 2020, and August 3, 2019; 58,440,930 and 54,551,240 shares issued and outstanding as of August 1, 2020, and August 3, 2019, respectively	1	1
Class B common stock, $0.00002 par value – 100,000,000 shares authorized as of August 1, 2020, and August 3, 2019; 45,314,577 and 46,846,240 shares issued and outstanding as of August 1, 2020, and August 3, 2019, respectively	1	1
Additional paid-in capital	348,750	279,511
Accumulated other comprehensive income (loss)	2,728	(187)
Retained earnings	49,557	116,674
Total stockholders’ equity	401,037	396,000
Total liabilities and stockholders’ equity	$769,429	$616,066

The accompanying notes are an integral part of these consolidated financial statements.

Stitch Fix, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except share and per share amounts)

	For the Fiscal Year Ended
	August 1, 2020	August 3, 2019	July 28, 2018
Revenue, net	$1,711,733	$1,577,558	$1,226,505
Cost of goods sold	957,523	874,429	690,483
Gross profit	754,210	703,129	536,022
Selling, general, and administrative expenses	805,874	679,634	492,998
Operating income (loss)	(51,664)	23,495	43,024
Remeasurement of preferred stock warrant liability	—	—	(10,685)
Interest (income) expense	(5,535)	(5,791)	(904)
Other (income) expense, net	1,593	(1,535)	(100)
Income (loss) before income taxes	(47,722)	30,821	54,713
Provision (benefit) for income taxes	19,395	(6,060)	9,813
Net income (loss)	$(67,117)	$36,881	$44,900
Other comprehensive income (loss):
Change in unrealized gain on available-for-sale securities, net of tax	822	391	—
Foreign currency translation	2,093	(578)	—
Total other comprehensive income (loss), net of tax	2,915	(187)	—
Comprehensive income (loss)	$(64,202)	$36,694	$44,900
Net income (loss) attributable to common stockholders:
Basic	$(67,117)	$36,863	$35,541
Diluted	$(67,117)	$36,864	$27,285
Earnings (loss) per share attributable to common stockholders:
Basic	$(0.66)	$0.37	$0.47
Diluted	$(0.66)	$0.36	$0.34
Weighted-average shares used to compute earnings (loss) per share attributable to common stockholders:
Basic	102,383,282	100,013,462	75,947,759
Diluted	102,383,282	103,653,626	81,288,418

The accompanying notes are an integral part of these consolidated financial statements.

Stitch Fix, Inc.
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity
(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of July 29, 2017	59,511,055	$42,222	26,834,535	$1	$27,002	$—	$34,858	$61,861
Issuance of Class A common stock upon initial public offering, net of offering costs	—	—	9,175,557	—	127,033	—	—	127,033
Issuance of Class B common stock upon conversion of convertible preferred stock	(59,511,055)	(42,222)	59,511,055	1	42,221	—	—	42,222
Reclassification of warrant liability to additional paid-in capital upon the initial public offering	—	—	1,066,225	—	15,994	—	—	15,994
Issuance of Class B common stock upon exercise of stock options	—	—	2,192,430	—	6,384	—	—	6,384
Issuance of Class A common stock upon settlement of restricted stock units, net of tax withholdings	—	—	39,538	—	(596)	—	—	(596)
Repurchase of Class B common stock related to early exercised options	—	—	(19,479)	—	—	—	—	—
Vesting of early exercised options	—	—	—	—	988	—	—	988
Stock-based compensation	—	—	—	—	16,286	—	—	16,286
Net income (loss)	—	—	—	—	—	—	44,900	44,900
Balance as of July 28, 2018	—	$—	98,799,861	$2	$235,312	$—	79,758	$315,072
Cumulative effect of adopting accounting standards(1)	—	—	—	—	—	—	35	35
Issuance of common stock upon exercise of stock options	—	—	2,200,393	—	13,693	—	—	13,693
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	—	—	397,226	—	(6,748)	—	—	(6,748)
Vesting of early exercised options	—	—	—	—	209	—	—	209
Stock-based compensation	—	—	—	—	37,045	—	—	37,045
Net income (loss)	—	—	—	—	—	—	36,881	36,881
Other comprehensive income (loss), net of tax	—	—	—	—	—	(187)	—	(187)
Balance as of August 3, 2019	—	$—	101,397,480	$2	$279,511	$(187)	$116,674	$396,000
Issuance of common stock upon exercise of stock options	—	—	1,278,894	—	12,078	—	—	12,078
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	—	—	1,079,133	—	(12,819)	—	—	(12,819)
Stock-based compensation	—	—	—	—	69,980	—	—	69,980
Net income (loss)	—	—	—	—	—	—	(67,117)	(67,117)
Other comprehensive income (loss), net of tax	—	—	—	—	—	2,915	—	2,915
Balance as of August 1, 2020	—	$—	103,755,507	$2	$348,750	$2,728	$49,557	$401,037

(1) See Note 2, Summary of Significant Accounting Policies, of the Notes to the Condensed Consolidated Financial Statements for more details on the cumulative effect of adopting accounting standards.

The accompanying notes are an integral part of these consolidated financial statements.

Stitch Fix, Inc.
Consolidated Statements of Cash Flow
(In thousands)

	For the Fiscal Year Ended
	August 1, 2020	August 3, 2019	July 28, 2018
Cash Flows from Operating Activities
Net income (loss)	$(67,117)	$36,881	$44,900
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	(20,273)	(8,203)	6,588
Deferred tax assets valuation allowance	43,153	—	—
Remeasurement of preferred stock warrant liability	—	—	(10,685)
Inventory reserves	8,828	7,974	1,916
Stock-based compensation expense	67,530	35,256	15,403
Depreciation, amortization, and accretion	22,617	14,331	10,542
Other	882	148	155
Change in operating assets and liabilities:
Inventory	(15,222)	(41,233)	(19,416)
Prepaid expenses and other assets	(6,683)	(16,831)	(17,307)
Operating lease right-of-use assets and liabilities	394	—	—
Accounts payable	(5,520)	10,774	35,502
Accrued liabilities	8,297	22,856	(3,595)
Deferred revenue	1,054	3,325	1,720
Gift card liability	1,357	825	1,624
Other liabilities	3,580	12,491	4,831
Net cash provided by operating activities	42,877	78,594	72,178
Cash Flows from Investing Activities
Purchases of property and equipment	(30,207)	(30,825)	(16,565)
Purchases of securities available-for-sale	(248,318)	(285,205)	—
Sales of securities available-for-sale	36,587	10,596	—
Maturities of securities available-for-sale	171,477	80,250	—
Net cash used in investing activities	(70,461)	(225,184)	(16,565)
Cash Flows from Financing Activities
Proceeds from initial public offering, net of underwriting discounts paid	—	—	129,046
Proceeds from the exercise of stock options, net	12,078	13,693	6,384
Payments for tax withholding related to vesting of restricted stock units	(12,819)	(6,748)	(596)
Repurchase of Class B common stock related to early exercised options	—	—	(39)
Issuance costs on revolving credit facility	(694)	—	—
Net cash provided by (used in) financing activities	(1,435)	6,945	134,795
Net increase (decrease) in cash, cash equivalents, and restricted cash	(29,019)	(139,645)	190,408
Effect of exchange rate changes on cash	1,542	211	—
Cash, cash equivalents, and restricted cash at beginning of period	170,932	310,366	119,958
Cash, cash equivalents, and restricted cash at end of period	$143,455	$170,932	$310,366
Components of Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents	$143,455	$170,932	$297,516
Restricted cash – current portion	—	—	250
Restricted cash – long-term portion	—	—	12,600
Total cash, cash equivalents, and restricted cash	$143,455	$170,932	$310,366
Supplemental Disclosure
Cash paid for income taxes	$365	966	10,071
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$4,088	$5,272	$795
Capitalized stock-based compensation	$2,450	$1,789	$883
Leasehold improvements paid by landlord	$7,406	$—	$—
Vesting of early exercised options	$—	$209	$988
Conversion of preferred stock upon initial public offering	$—	$—	$42,222
Reclassification of preferred stock warrant liability upon initial public offering	$—	$—	$15,994
Deferred offering costs paid in prior year	$—	$—	$1,879
The accompanying notes are an integral part of these consolidated financial statements.

STITCH FIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.Description of Business
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
COVID-19 Update
We are closely monitoring the effects of the novel coronavirus (“COVID-19”) outbreak, which was declared a global pandemic in March 2020, and its impact on our business, the full extent of which will depend on factors such as the length of time the pandemic continues; how federal, state and local governments are responding; the impact of the crisis on the economy and consumer behavior; and the effect on our clients, employees, vendors, and other partners. As a result of the COVID-19 pandemic, in the third quarter of fiscal 2020 we temporarily closed three of our fulfillment centers, operated at significantly reduced capacity for much of the third quarter, and reduced our marketing in light of this reduced capacity. During the fourth quarter of fiscal 2020, our fulfillment centers returned to higher capacity levels.
We believe our financial resources will allow us to manage the impact of COVID-19 on our business operations. We also believe our existing cash, cash equivalents, short-term investment balances, and the borrowing available under our senior revolving credit facility, if needed, will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months.
Coronavirus Aid, Relief, and Economic Security Act
On March 27, 2020, the U.S. enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which among other things, provides employer payroll tax credits for wages paid to employees who are unable to work during the COVID-19 pandemic. In addition, the CARES Act permits net operating loss (“NOL”) carryovers and carrybacks to offset 100% of taxable income for tax years beginning before 2021 and allows NOLs incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. We provided for an estimated $3.1 million benefit of the CARES Act in our financial statements for the period ended August 1, 2020.
2.Significant Accounting Policies
Basis of Presentation
The consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The consolidated financial statements include the accounts of Stitch Fix, Inc. and our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Our fiscal year is a 52-week or 53-week period ending on the Saturday closest to July 31. The fiscal years ended August 1, 2020 (“2020”) and July 28, 2018 (“2018”), consisted of 52 weeks. The fiscal year ended August 3, 2019 (“2019”) consisted of 53 weeks.
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
We have considered the impact of the COVID-19 pandemic on significant estimates and judgments used in applying accounting policies. While there is a greater degree of uncertainty in applying these judgments in light of this crisis, we believe reasonable estimates have been used in preparing the consolidated financial statements.

Cash and Cash Equivalents
Cash consists of bank deposits and amounts in transit from banks for client credit card and debit card transactions that will process in less than seven days. Cash equivalents consist of investments in short-term money market funds.
Investment Securities
The Company’s short-term and long-term investments have been classified and accounted for as available-for-sale securities. We determine the appropriate classification of our investments at the time of purchase and reevaluate the classification at each balance sheet date. Available-for-sale securities with maturities of 12 months or less are classified as short-term and available-for-sale securities with maturities greater than 12 months are classified as long-term. The Company’s available-for-sale securities are carried at fair value, with unrealized gains and losses, net of taxes, reported within accumulated other comprehensive income (loss) (“AOCI”) in stockholders’ equity, with the exception of unrealized losses believed to be other-than-temporary, which are reported in earnings in the current period, if applicable. There were no other-than-temporary losses recorded for the twelve months ended August 1, 2020, and August 3, 2019, respectively. The cost of securities sold is based upon the specific identification method.
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
The inventory reserve, which reduces inventory in our consolidated balance sheets, was $34.4 million and $25.5 million as of August 1, 2020, and August 3, 2019, respectively.
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
Leases
Currently, we only have operating leases, which include lease arrangements for our corporate offices, fulfillment centers, and, to a lesser extent, equipment. Operating leases with a term greater than one year are recorded on the consolidated balance sheets as operating lease right-of-use assets and operating lease liabilities at the commencement date. These balances are initially recorded at the present value of future minimum lease payments calculated using our incremental borrowing rate and expected lease term. Certain adjustments to our operating lease right-of-use assets may be required for items such as initial direct costs paid or incentives received. Upon adoption of ASU 2016-02, we elected to combine lease and non-lease components on all new or modified leases into a single lease component, which we recognize over the expected term on a straight-line expense basis. Prior to fiscal 2020, we accounted for leases under ASC 840 and did not record operating leases on our consolidated balance sheets. Refer to “Note 4 - Leases” for more information on our leases.

Deferred Offering Costs
Deferred offering costs, which consist of direct incremental legal, consulting, banking, and accounting fees relating to the initial public offering (the “IPO”) of our Class A common stock, were capitalized and offset against proceeds upon the consummation of the IPO, which became effective on November 21, 2017.
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
During the third quarter of fiscal 2020, we considered the economic impact of COVID-19 a triggering event and performed a long-lived asset impairment review. As of August 1, 2020, we have not recorded an impairment on our long-lived assets.
Preferred Stock Warrant Liability
We recorded our preferred stock warrants as current liabilities in the consolidated balance sheets at their estimated fair value because the warrants were exercisable at any time by the holders for cash at a purchase price per share equal to the lowest price per share at which we had sold shares of a specific series of our preferred stock or a number of shares of equivalent value as determined by a specified calculation. At initial recognition, we recorded these warrants at their estimated fair value. The liability associated with these warrants was subject to remeasurement at each balance sheet date, with changes in fair value recorded as remeasurement of preferred stock warrant liability in the consolidated statements of operations. In November 2017, in connection with our IPO, the preferred stock warrants were automatically exercised into an aggregate of 1,066,225 shares of our Class B common stock and the preferred stock warrant liability was reclassified to additional paid-in capital.
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

We deduct discounts, sales tax, and estimated refunds to arrive at net revenue. Sales tax collected from clients is not considered revenue and is included in accrued liabilities until remitted to the taxing authorities. All shipping and handling costs are accounted for as fulfillment costs in cost of goods sold and as selling, general, and administrative expense (“SG&A”), respectively, and are therefore not evaluated as a separate performance obligation. Discounts are recorded as a reduction to revenue when the order is accepted. We record a refund reserve based on our historical refund patterns. Our refund reserve, which is included in accrued liabilities in the consolidated balance sheets, was $5.0 million and $3.1 million as of August 1, 2020, and August 3, 2019, respectively.
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
Contractual liabilities included in deferred revenue, gift card liability, and other current liabilities were $13.1 million, $8.6 million, and $2.6 million, respectively, at August 1, 2020, and $12.0 million, $7.2 million, and $1.6 million, respectively, at August 3, 2019. During the fiscal year ended August 1, 2020, the Company recognized $12.4 million, $2.6 million, and $0.7 million of net revenue included in deferred revenue, gift card liability, and other current liabilities, respectively, at August 3, 2019.
Deferred revenue related to upfront styling fees totaled $9.1 million as of August 1, 2020, and $9.6 million as of August 3, 2019. Deferred revenue related to Style Pass annual fees totaled $2.7 million as of August 1, 2020, and $2.3 million as of August 3, 2019. Deferred revenue related to direct orders totaled $1.2 million as of August 1, 2020, and $0.1 million as of August 3, 2019.
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
Advertising Expenses
Costs associated with the production of advertising, such as writing, copy, printing, and other production costs are expensed as incurred. Costs associated with communicating advertising on television and radio are expensed the first time the advertisement is run. Online advertising costs are expensed as incurred. Advertising costs totaled $167.8 million, $152.1 million, and $102.1 million for 2020, 2019, and 2018, respectively, and are included within selling, general, and administrative expenses in the consolidated statements of operations.
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
Deferred tax assets are evaluated for future realization and reduced by a valuation allowance to the amount that is more likely than not to be realized. We consider many factors when assessing the likelihood of future realization, including our recent cumulative loss, earnings expectations in earlier future years, unsettled economic disruption of the COVID-19 pandemic, and other relevant factors.
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
Comprehensive Income (Loss)
Comprehensive income (loss) represents all changes in stockholders’ equity during a period from sources other than transactions with stockholders. For 2020 and 2019, comprehensive income (loss) includes the net income (loss) for the period, the gain (loss) due to foreign currency translation, and the change in unrealized gain (loss) on available-for-sale securities. Our net income (loss) was equal to our comprehensive income (loss) for 2018.
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
No client accounted for greater than 10% of total revenue, net for 2020, 2019, and 2018.
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
Recently Issued Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard requires entities to use a financial instrument impairment model based on expected losses, known as the current expected credit loss model, rather than incurred losses. Under the new guidance, an entity recognizes an allowance for estimated credit losses upon recognition of the financial instrument. The new guidance also changes the impairment model for available-for-sale debt securities, requiring the use of an allowance to record estimated credit losses and subsequent recoveries. We expect to adopt this standard in our first fiscal quarter of 2021. We do not anticipate the adoption of this standard to have a material impact on our consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. The amendment aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This standard is effective beginning in our first fiscal quarter of 2021 on a prospective or retrospective basis, with early adoption permitted. We do not anticipate the adoption of this standard to have a material impact on our consolidated financial statements.
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

3.Fair Value Measurements
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
Our financial instruments consist of cash and cash equivalents, short-term and long-term investments, accounts payable, and accrued liabilities. At August 1, 2020, and August 3, 2019, the carrying values of cash and cash equivalents, accounts payable, and accrued liabilities approximated fair value due to their short-term maturities.
The following table sets forth the amortized cost, gross unrealized gains, gross unrealized losses and fair values of our short-term and long-term investments accounted for as available-for-sale securities as of August 1, 2020, and August 3, 2019:

	August 1, 2020				August 3, 2019
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial Assets:
Investments:
U.S. Treasury securities	$67,335	$516	$(1)	$67,850	$49,807	$100	$—	$49,907
Certificates of deposit	6,150	—	—	6,150	—	—	—	—
Commercial paper	35,331	—	—	35,331	29,761	—	—	29,761
Asset-backed securities	44,854	410	(4)	45,260	42,587	145	—	42,732
Corporate bonds	82,821	723	(1)	83,543	73,969	279	—	74,248
Total	$236,491	$1,649	$(6)	$238,134	$196,124	$524	$—	$196,648

The following table sets forth the fair value of available-for-sale securities by contractual maturity as of August 1, 2020, and August 3, 2019:

	August 1, 2020				August 3, 2019
(in thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Financial Assets:
Investments:
U.S. Treasury securities	$38,794	$29,056	$—	$67,850	$44,772	$5,135	$—	$49,907
Certificates of deposit	6,150	—	—	6,150	—	—	—	—
Commercial paper	35,331	—	—	35,331	29,761	—	—	29,761
Asset-backed securities	6,657	38,603	—	45,260	5,412	37,320	—	42,732
Corporate bonds	56,105	27,438	—	83,543	63,331	10,917	—	74,248
Total	$143,037	$95,097	$—	$238,134	$143,276	$53,372	$—	$196,648

The following table sets forth our cash equivalents, and short-term and long-term investments accounted for as available-for-sale securities that were measured at fair value on a recurring basis based on the fair value hierarchy as of August 1, 2020, and August 3, 2019:

	August 1, 2020				August 3, 2019
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$2,394	$—	$—	$2,394	$6,427	$—	$—	$6,427
Commercial paper	—	—	—	—	—	11,970	—	11,970
Investments:
U.S. Treasury securities	67,850	—	—	67,850	49,907	—	—	49,907
Certificates of deposit	—	6,150	—	6,150	—	—	—	—
Commercial paper	—	35,331	—	35,331	—	29,761	—	29,761
Asset-backed securities	—	45,260	—	45,260	—	42,732	—	42,732
Corporate bonds	—	83,543	—	83,543	—	74,248	—	74,248
Total	$70,244	$170,284	$—	$240,528	$56,334	$158,711	$—	$215,045
There were no transfers of financial assets or liabilities into or out of Level 1, Level 2, or Level 3 for the fiscal years ended August 1, 2020, and August 3, 2019.
4.Leases
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
Our leasing portfolio includes lease arrangements for our corporate offices, fulfillment centers, and, to a lesser extent, equipment. Such leases generally have original lease terms between five and eight years, and often include one or more options to renew. We include options to extend in the lease term if they are reasonably certain of being exercised. We do not currently consider our renewal options reasonably certain to be exercised. We do not have residual value guarantees associated with our leases.
The following table includes the components of our rent expense recorded in selling, general, and administrative expense:

For the Fiscal Year Ended
(in thousands)	August 1, 2020
Operating lease cost	$29,232
Variable lease costs	6,061
Short-term lease costs	1,031
Sublease income	(1,657)
Total	$34,667
Certain leases contain variable payments, which are expensed as incurred and not included in our operating lease right-of-use assets and operating lease liabilities. These amounts primarily include payments for maintenance, utilities, taxes, and insurance on our office and fulfillment center leases. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of future minimum lease payments at lease commencement. Certain adjustments to our operating lease right-of-use assets may be required for items such as initial direct costs paid or incentives received. The Company calculates the present value of its leases using an estimated incremental borrowing rate, which requires judgment. Our incremental borrowing rate is determined for each lease using a peer group of companies with similar credit profiles, adjusted for the impact of collateralization and lease term.
We had unsecured letters of credit totaling $13.6 million and $13.9 million as of August 1, 2020, and August 3, 2019, respectively, for our leased properties.

The following is a schedule by year of the maturities of operating lease liabilities with original terms in excess of one year, as of August 1, 2020:

(in thousands)	August 1, 2020
2021	$31,735
2022	30,512
2023	28,459
2024	24,572
2025	22,110
Thereafter	58,797
Total undiscounted future minimum lease payments	196,185
Less imputed interest	(31,677)
Total discounted future minimum lease payments	$164,508
A schedule of the future minimum rental commitments under our non-cancelable operating lease agreements with an initial or remaining term in excess of one year as of August 3, 2019, in accordance with ASC 840 were as follows:

(in thousands)	August 3, 2019
2020	$27,018
2021	27,680
2022	25,451
2023	23,258
2024	19,696
Thereafter	56,687
Total	$179,790
The weighted average remaining term for our leases as of August 1, 2020 was 6.7 years. The weighted average discount rate for our leases as of August 1, 2020 was 4.8%.
Supplemental cash flow information related to our leases is as follows:

For the Fiscal Year Ended
(in thousands)	August 1, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$28,922
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	153,522

5.Property and Equipment, net
Property and equipment, net consisted of the following:

(in thousands)	August 1, 2020	August 3, 2019
Computer equipment	$5,967	$3,647
Office furniture and equipment	26,695	18,010
Leasehold improvements	37,570	27,967
Capitalized software	47,151	34,571
Construction in progress	5,973	1,381
Building and land	430	402
Total property and equipment	123,786	85,978
Less: accumulated depreciation and amortization	(53,417)	(31,090)
Property and equipment, net	$70,369	$54,888
Depreciation and amortization expense for 2020, 2019, and 2018 was $22.6 million, $16.1 million, and $10.5 million, respectively.

6.Accrued Liabilities
Accrued liabilities consisted of the following:

(in thousands)	August 1, 2020	August 3, 2019
Compensation and related benefits	$11,987	$9,494
Advertising	14,979	12,922
Sales taxes	7,134	6,956
Shipping and freight	8,624	7,045
Accrued accounts payable	5,892	7,550
Inventory purchases	15,427	15,703
Other	13,547	10,064
Total accrued liabilities	$77,590	$69,734
California Styling Organization
On June 1, 2020, we announced a restructuring plan to eliminate substantially all of our Styling team based in California. As a result of this restructuring, we recognized aggregate charges of $4.8 million for termination benefits within selling, general, and administrative expenses during 2020. We expect to incur restructuring and related charges primarily related to employee severance and benefits costs through the first quarter of fiscal 2021. Other costs such as relocation assistance will be expensed as incurred.
The following table provides the components of and changes in the Company’s restructuring and related charges, included in Compensation and related benefits in the table above:

(in thousands)	Severance and Other Termination Benefits
Balance at August 3, 2019	$—
Charges incurred	4,806
Cash payments	(1,650)
Balance at August 1, 2020	$3,156

7.Credit Agreement
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
We capitalized $0.7 million of issuance costs in connection with the Credit Agreement in the quarter ended August 1, 2020.
As of August 1, 2020, we did not have any borrowings outstanding under the Credit Agreement and we were in compliance with all financial covenants.

8.Commitments and Contingencies
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
In August 2020, a representative action under California’s Private Attorneys General Act (“PAGA”) was filed against us in the Superior Court for the State of California, County of San Diego. The complaint alleges various violations of California’s wage and hour laws relating to our current and former non-exempt stylist employees and seeks attorney’s fees and penalties. We plan to defend this case vigorously.
Indemnifications
In the ordinary course of business, we may provide indemnifications of varying scope and terms to vendors, directors, officers, and other parties with respect to certain matters. We have not incurred any material costs as a result of such indemnifications and have not accrued any liabilities related to such obligations in our consolidated financial statements.

9.Accumulated Other Comprehensive Income (Loss)
The table below presents the changes in AOCI by component and the reclassifications out of AOCI:

	Changes in Accumulated Other Comprehensive Income (Loss)
(in thousands)	Available-for-sale Securities	Foreign Currency Translation	Total
Balance at August 3, 2019	$391	$(578)	$(187)
Other comprehensive income (loss) before reclassifications(1)	882	2,093	2,975
Amounts reclassified from AOCI	(60)	—	(60)
Net change in AOCI	822	2,093	2,915
Balance at August 1, 2020	$1,213	$1,515	$2,728

	Changes in Accumulated Other Comprehensive Income (Loss)
(in thousands)	Available-for-sale Securities	Foreign Currency Translation	Total
Balance at July 28, 2018	$—	$—	$—
Other comprehensive income (loss) before reclassifications(1)	391	(578)	(187)
Net change in AOCI	391	(578)	(187)
Balance at August 3, 2019	$391	$(578)	$(187)

 (1) The associated income tax effects for gains / losses on available-for-sale securities were $430 and $133 for 2020 and 2019, respectively.
10.Stock-Based Compensation
2011 Equity Incentive Plan
In 2011, we adopted the 2011 Equity Incentive Plan (the “2011 Plan”). The 2011 Plan provided for the grant of stock-based awards to employees, directors, and nonemployees under terms and provisions established by the board of directors.
The 2011 Plan allowed for the grant of incentive stock options or nonqualified stock options as well as restricted stock units, restricted stock and stock appreciation rights. Only incentive and nonqualified stock options were granted under the 2011 Plan. Stock options outstanding under the 2011 Plan give the holders the right to purchase shares of our Class B common stock. Effective upon our IPO, the 2011 Plan was replaced by the 2017 Incentive Plan.
2017 Incentive Plan
In November 2017, our board of directors and stockholders adopted our 2017 Incentive Plan (the “2017 Plan”). The remaining shares available for issuance under the 2011 Plan became reserved for issuance under the 2017 Plan. The 2017 Plan provides for the grant of incentive stock options to employees, including employees of any parent or subsidiary, and for the grant of nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards, and other forms of stock awards to employees, directors, and consultants, including employees and consultants of our subsidiaries. Under the 2017 Plan, the number of shares available for issuance may be increased annually by an amount not to exceed 5% of the outstanding shares of our common stock as of the last day of the immediately preceding fiscal year. The Board of Directors approved an increase of 5,069,874 shares available for issuance under the 2017 Plan as of August 4, 2019. A total of 22,207,698 shares of Class A common stock were authorized for issuance under the 2017 Plan as of August 1, 2020.
2019 Inducement Plan
In October 2019, our board of directors adopted our 2019 Inducement Plan (the “2019 Plan”). Our 2019 Plan provides for the grant of nonqualified stock options and restricted stock unit awards with respect to our Class A common stock to individuals who satisfy the standards for inducement grants under the relevant Nasdaq Stock Market rules. A total of 1,750,000 shares of Class A common stock were authorized for issuance under the 2019 Plan as of August 1, 2020.
Stock Options
Employee stock options generally vest 25% on the first anniversary of the grant date with the remaining vesting ratably over the next three years. Options generally expire after 10 years.

The following table summarizes the shares available for grant under the 2011 Plan, 2017 Plan, and 2019 Plan:

Shares Available for Grant
Balance – August 3, 2019	1,133,258
Authorized	5,069,104
Granted	(7,437,409)
Forfeited	2,151,219
Balance – August 1, 2020	916,172

Stock option activity under the 2011 Plan, 2017 Plan and 2019 Plan is as follows:

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in thousands)
Balance – August 3, 2019	7,070,125	$14.48	7.72	$73,861
Granted	1,602,670	23.39
Exercised	(1,278,894)	9.45
Forfeited	(576,705)	22.66
Balance – August 1, 2020	6,817,196	$17.10	7.41	$40,252
Options vested and exercisable - August 1, 2020	2,703,644	$13.34	6.53	$25,702
Options vested and expected to vest - August 1, 2020	6,379,837	$17.07	7.36	$38,152
The weighted-average grant date fair value of options granted during 2020, 2019, and 2018 was $11.35, $11.60, and $8.40 per share, respectively. The total grant date fair value of options that vested during 2020, 2019, and 2018 was $15.3 million, $13.1 million, and $8.5 million, respectively. The aggregate intrinsic value of options exercised during 2020, 2019, and 2018 was $19.1 million, $49.1 million, and $59.6 million, respectively. The aggregate intrinsic value of options exercised is the difference between the fair value of the underlying common stock on the date of exercise and the exercise price for in-the-money stock options.
Restricted Stock Units
Employee restricted stock units are granted under the 2017 Plan and 2019 Plan, settle into Class A common stock, and generally vest 25% on the first anniversary of the grant date with the remaining vesting ratably over the next three years.

The following table summarizes the restricted stock unit (“RSU”) award activity under the 2017 Plan and 2019 Plan:

	Unvested RSUs
	Class A Common Stock	Weighted- Average Grant Date Fair Value
Unvested at August 3, 2019	4,428,845	$27.30
Granted	7,348,143	17.20
Vested	(1,079,133)	24.50
Forfeited	(1,574,514)	23.78
Unvested at August 1, 2020	9,123,341	$20.11
Stock-Based Compensation Expense
Stock-based compensation expense for options and RSUs granted to employees was $67.5 million, $35.2 million, and $15.4 million for 2020, 2019, and 2018, respectively. The income tax benefit related to stock-based compensation was $17.2 million, $8.9 million, and $4.7 million for 2020, 2019, and 2018, respectively. Stock-based compensation expense is included in selling, general, and administrative expenses in our consolidated statements of operations.
As of August 1, 2020, the total unrecognized compensation expense related to unvested options and RSUs, net of estimated forfeitures, was $195.7 million, which we expect to recognize over an estimated weighted average period of 2.7 years.

In determining the fair value of the stock-based awards, we use the Black-Scholes option-pricing model and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment.
Fair Value of Common Stock - As of August 1, 2020, the fair value of the shares of common stock underlying our stock options has been determined based on market prices. Prior to our IPO on November 16, 2017, the fair value of the shares of common stock underlying our stock options was determined by the board of directors. As there was no public market for our common stock, the board of directors determined the fair value of the common stock on the stock option grant date by considering a number of objective and subjective factors, including third-party valuations of our common stock, sales of our common stock, operating and financial performance, the lack of marketability of our common stock and general macroeconomic conditions.
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

The fair value of stock options granted to employees was estimated at the grant date using the Black-Scholes option-pricing model with the following assumptions:

For the Fiscal Year Ended
	August 1, 2020	August 3, 2019	July 28, 2018
Expected term (in years)	5.5 - 6.2	5.1 - 6.5	5.4 - 6.6
Volatility	50.1 - 51.2%	41.7 - 52.2%	41.4 - 43.5%
Risk free interest rate	1.4 - 1.7%	2.3 - 3.0%	1.9 - 3.0%
Dividend yield	—%	—%	—%
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
We did not issue any shares upon exercise of unvested stock options during 2020, 2019, and 2018. We issued 111,577 shares of common stock during 2017 upon exercise of unvested stock options. As of August 1, 2020, and August 3, 2019, there were no shares of common stock subject to repurchase. As of July 28, 2018 there were 160,417 shares of common stock held by employees subject to repurchase at an aggregate price of $0.2 million.
11.Income Taxes
The components of income (loss) before income taxes are as follows:

	For the Fiscal Year Ended
(in thousands)	August 1, 2020	August 3, 2019	July 28, 2018
Income (loss) before income taxes
United States	$(48,302)	$31,657	$56,978
Foreign	580	(836)	(2,265)
Total	$(47,722)	$30,821	$54,713

The components of the provision (benefit) for income tax expense are as follows:

	For the Fiscal Year Ended
(in thousands)	August 1, 2020	August 3, 2019	July 28, 2018
Current:
Federal	$(5,528)	$(221)	$2,732
State	1,768	2,431	493
Foreign	275	(67)	—
Total current	(3,485)	2,143	3,225
Deferred:
Federal	17,367	(5,464)	7,917
State	5,773	(2,667)	(1,329)
Foreign	(260)	(72)	—
Total deferred	22,880	(8,203)	6,588
Provision (benefit) for income taxes	$19,395	$(6,060)	$9,813

The reconciliation of our effective tax rate to the statutory federal rate is as follows:

	For the Fiscal Year Ended
(in thousands, except percentages)	August 1, 2020		August 3, 2019		July 28, 2018
Taxes at federal statutory rate	$(10,022)	21.0%	$6,473	21.0%	$14,752	27.0%
State taxes, net of federal effect	(4,868)	10.2%	(1,068)	(3.5)%	(755)	(1.4)%
Remeasurement of preferred stock warrant liability	—	0.0%	—	0.0%	(2,881)	(5.3)%
Stock-based compensation	(2,047)	4.3%	(7,114)	(23.1)%	(5,454)	(9.9)%
Tax Cuts and Jobs Act impact	—	0.0%	—	0.0%	6,670	12.2%
US Base Erosion and Anti-Abuse tax	589	(1.2)%	—	0.0%	—	0.0%
CARES Act carryback benefit	(3,070)	6.4%	—	0.0%	—	0.0%
Change in valuation allowance	43,153	(90.4)%	—	0.0%	—	0.0%
R&D credits	(6,536)	13.7%	(5,984)	(19.4)%	(2,146)	(3.9)%
Uncertain tax positions	2,343	(4.9)%	2,030	6.6%	2,846	5.1%
Return to provision	(777)	1.6%	(1,821)	(5.9)%	(3,891)	(7.1)%
Meals and entertainment	665	(1.4)%	765	2.5%	652	1.2%
Other	(35)	0.1%	659	2.1%	20	0.0%
Effective tax rate	$19,395	(40.6)%	$(6,060)	(19.7)%	$9,813	17.9%

The components of net deferred tax assets are as follows:

(in thousands)	August 1, 2020	August 3, 2019	July 28, 2018
Deferred tax assets:
Inventory reserve and UNICAP	$17,015	$11,696	$7,504
Deferred rent	—	232	202
Accruals and reserves	4,632	6,623	8,274
Research and development credits	11,611	4,778	754
Stock-based compensation	11,717	6,195	2,210
Deferred revenue	435	713	739
Operating lease liability	39,380	—	—
Other	1,088	302	404
Gross deferred tax assets	85,878	30,539	20,087
Less: valuation allowance	(43,153)	—	—
Deferred tax assets, net of valuation allowance	42,725	30,539	20,087
Deferred tax liabilities:
Depreciation and amortization	(11,044)	(8,275)	(5,860)
Operating lease right-of-use assets	(31,267)	—	—
Other	(81)	(89)	(120)
Gross deferred tax liabilities	(42,392)	(8,364)	(5,980)

Net deferred tax assets, net of valuation allowance	$333	$22,175	$14,107
Our effective tax rate and provision for income taxes increased from the fiscal year ended August 3, 2019, to the fiscal year ended August 1, 2020, primarily due to recording a valuation allowance on our net federal and state deferred tax assets and decreased excess tax benefits from stock-based compensation, partially offset by the net operating loss carryback provisions of the CARES Act.
Our effective tax rate and provision for income taxes decreased from the fiscal year ended July 28, 2018, to the fiscal year ended August 3, 2019, primarily due to increased excess tax benefits from stock-based compensation, additional qualified activities for U.S. and California research and development tax credits, and the prior year Tax Act remeasurement of deferred tax assets.
The Company considers all undistributed earnings of foreign subsidiaries indefinitely reinvested outside the United States.
As of August 1, 2020, we had state net operating loss carryforwards of $10.7 million which are set to expire in 2025. As of August 1, 2020 and August 3, 2019, we had federal research and development tax credit carryforwards of $6.5 million and $3.5 million which are set to expire in 2040 and 2039, respectively. As of August 1, 2020 and August 3, 2019, we had California research and development tax credit carryforwards of $9.2 million and $5.2 million, respectively, which are not subject to expiration.
Uncertain Tax Positions
A reconciliation of our unrecognized tax benefits is as follows:

(in thousands)	August 1, 2020	August 3, 2019	July 28, 2018
Balance at the beginning of the year	$10,995	$5,503	$1,052
Lapse of statute of limitations	(939)	(422)	—
Increase related to prior period tax positions	1,074	2,602	2,334
Decrease related to prior period tax positions	—	(183)	(241)
Increase related to current year tax positions	5,563	3,495	2,358
Balance at the end of the year	$16,693	$10,995	$5,503
The amount of unrecognized tax benefits relating to our tax positions is subject to change based on future events including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statutes of limitations. Although the outcomes and timing of such events are highly uncertain, we anticipate that the balance of the liability for unrecognized tax benefits and related deferred tax assets will decrease by $3.7 million during the next 12 months due to lapses of applicable statutes of limitation. Our liability for uncertain tax positions as of August 1, 2020, includes $10.9 million related to amounts that would impact our current and future tax expense.
We recognize interest related to uncertain tax positions in our provision for income taxes. The Company files income tax returns in the U.S. federal and various state and local jurisdictions and in the UK. As of August 1, 2020, the fiscal 2015 through 2019 tax returns are subject to potential examination in one or more jurisdictions. We are under examination by the California Franchise Tax Board for the fiscal years 2015 through 2017.
We regularly assess whether it is more likely than not that we will realize our deferred tax assets in each taxing jurisdiction in which we operate. We consider many factors when assessing the likelihood of future realization, including our recent cumulative loss, earnings expectations in earlier future years, unsettled economic disruption of the COVID-19 pandemic, and other relevant factors. In the fourth quarter of fiscal 2020, we recognized an estimated charge to tax expense of $43.2 million to record a valuation allowance against our net federal and state deferred tax assets. The valuation allowance as of August 1, 2020 primarily relates to federal and state deferred tax assets, including unrealized federal and state credit carryforwards and state net operating losses.
A reconciliation of our valuation allowance is as follows:

(in thousands)	August 1, 2020
Beginning of year valuation allowance	$—
Valuation allowance charged / (credited) to expense	43,153
Valuation allowance charged / (credited) to other accounts	—
End of year valuation allowance	$43,153

12.Earnings (Loss) Per Share Attributable to Common Stockholders
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
For the calculation of diluted earnings (loss) per share, net income (loss) attributable to common stockholders for basic EPS is adjusted by the effect of dilutive securities. Diluted net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding, including all potentially dilutive common shares. The undistributed earnings are allocated based on the contractual participation rights of the Class A and Class B common shares as if the earnings for the year have been distributed. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis. The computation of the diluted net income (loss) per share of Class A common stock assumes the conversion of Class B common stock, while diluted net income (loss) per share of Class B common stock does not assume the conversion of Class A common stock as Class A common stock is not convertible into Class B common stock.

A reconciliation of the numerator and denominator used in the calculation of the basic and diluted EPS attributable to common stockholders is as follows (in thousands except share and per share amounts):

	August 1, 2020		August 3, 2019		July 28, 2018
(in thousands except share and per share amounts)	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Net income (loss)	(36,860)	(30,257)	16,604	20,277	7,650	37,250
Less: noncumulative dividends to preferred stockholders	—	—	—	—	(131)	(637)
Less: undistributed earnings to participating securities	—	—	(8)	(10)	(1,464)	(7,127)
Net income (loss) attributable to common stockholders – basic	(36,860)	(30,257)	16,596	20,267	6,055	29,486
Less: change in fair value of preferred stock warrant liability (net of tax)	—	—	—	—	(10,685)	(10,685)
Add: adjustments to undistributed earnings to participating securities	—	—	1	—	2,429	2,015
Reallocation of undistributed earnings as a result of conversion of Class B common stock to Class A common stock	—	—	20,267	—	29,486	—
Reallocation of undistributed earnings to Class B common stock	—	—	—	302	—	2,122
Net income (loss) attributable to common stockholders – diluted	(36,860)	(30,257)	36,864	20,569	27,285	22,938
Denominator:
Weighted-average shares of common stock – basic	56,228,429	46,154,853	45,027,352	54,986,110	12,940,593	63,007,166
Conversion of Class B common stock to Class A common stock outstanding	—	—	54,986,110	—	63,007,166	—
Effect of dilutive stock options and restricted stock units	—	—	3,640,164	2,849,737	5,021,692	5,011,712
Effect of potentially dilutive preferred stock warrants	—	—	—	—	318,967	318,967
Weighted-average shares of common stock – diluted	56,228,429	46,154,853	103,653,626	57,835,847	81,288,418	68,337,845
Earnings (loss) per share attributable to common stockholders:
Basic	$(0.66)	$(0.66)	$0.37	$0.37	$0.47	$0.47
Diluted	$(0.66)	$(0.66)	$0.36	$0.36	$0.34	$0.34
The following common stock equivalents were excluded from the computation of diluted earnings (loss) per share for the periods presented because including them would have been antidilutive:

	August 1, 2020	August 3, 2019	July 28, 2018
Restricted stock units that settle into Class A common stock	7,965,447	2,914,630	2,276,994
Stock options to purchase Class A common stock	2,924,512	1,547,495	1,271,152
Stock options to purchase Class B common stock	3,540,414	969,179	3,689,369
Total	14,430,373	5,431,304	7,237,515

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Annual Report.
Disclosure controls and procedures are designed to provide reasonable assurance that (i) the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of August 1, 2020, our Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of August 1, 2020.

Management’s Report on Internal Control Over Financial Reporting
Management, including our Chief Executive Officer and interim Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. GAAP.
Under the supervision and with the participation of our management, including our Chief Executive Officer and interim Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on evaluation under these criteria, management determined that our internal control over financial reporting was effective as of August 1, 2020.
Deloitte & Touche LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of August 1, 2020.
Changes in Internal Control over Financial Reporting
During fiscal year 2020, we undertook efforts to remediate the material weaknesses related to certain outsourced IT service providers and in our COSO components related to control activities and monitoring previously disclosed with the audit of our consolidated financial statements for the year ended August 3, 2019 with the following remediation actions to improve and strengthen our internal controls:
•Designed and implemented controls and applied other appropriate procedures to address the design and operation of internal controls related to certain outsourced IT service providers.
•Enhanced procedures for the identification of control activities and monitoring of control performance to ensure the components of internal control related to certain outsourced IT service procedures are present and functioning.
As of August 1, 2020, our testing of both the design and operating effectiveness of these controls was completed, and we have concluded that the material weaknesses existing at August 3, 2019 have been remediated.
Except for the remediation of the outsourced IT service providers and related COSO material weaknesses and changes described above, there were no changes during the quarter ended August 1, 2020 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Stitch Fix, Inc.:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Stitch Fix, Inc. and subsidiaries (the “Company”) as of August 1, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 1, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and related notes (collectively referred to as the “financial statements”) as of and for the year ended August 1, 2020, of the Company and our report dated September 25, 2020, expressed an unqualified opinion on those financial statements, and included an explanatory paragraph regarding the Company’s adoption of a new accounting standard.
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

/s/ Deloitte & Touche LLP
San Francisco, California
September 25, 2020

Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information required by this item regarding directors and director nominees, executive officers, the board of directors and its committees, certain corporate governance matters, and compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information set forth under the captions “Proposal 1: Election of Directors,” “Executive Officers,” and “Delinquent Section 16(a) Reports” in the definitive proxy statement for our 2020 Annual Meeting of Stockholders (the “2020 Proxy Statement”).
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
Item 11. Executive Compensation.
Information required by this item regarding executive compensation is incorporated by reference to the information set forth under the captions “Executive Compensation” and “Director Compensation” in our 2020 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by this item regarding security ownership of certain beneficial owners and management and securities authorized for issuance under our equity compensation plans is incorporated by reference to the information set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information” in our 2020 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information required by this item regarding certain relationships and related transactions and director independence is incorporated by reference to the information set forth under the captions “Transactions with Related Persons and Indemnification” and “Proposal 1: Election of Directors—Independence of the Board” in our 2020 Proxy Statement.
Item 14. Principal Accounting Fees and Services.
Information required by this item regarding principal accounting fees and services is incorporated by reference to the information set forth under the caption “Proposal 3: Ratification of Selection of Independent Registered Public Accounting Firm” in our 2020 Proxy Statement.

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
(3) The exhibits listed in the following Exhibit Index are filed, furnished, or incorporated by reference as part of this Annual Report.

Exhibit Index

		Incorporation by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Stitch Fix, Inc.	8-K	001-38291	3.1	11/21/2017
3.2	Amended and Restated Bylaws of Stitch Fix, Inc.	8-K	001-38291	3.2	11/21/2017
4.1	Form of Class A Common Stock Certificate.	S-1/A	333-221014	4.1	11/6/2017
4.2	Form of Class B Common Stock Certificate.	S-8	333-221650	4.6	11/17/2017
4.3	Description of Class A Common Stock.					X
10.1	Amended and Restated Investor Rights Agreement, dated April 10, 2014.	S-1	333-221014	10.1	10/19/2017
10.2+	Stitch Fix, Inc. 2011 Equity Incentive Plan, as amended.	S-1	333-221014	10.2	10/19/2017
10.3+	Forms of grant notice, stock option agreement, notice of exercise and early exercise stock purchase agreement under the Stitch Fix, Inc. 2011 Equity Incentive Plan, as amended.	S-1	333-221014	10.3	10/19/2017
10.4+	Stitch Fix, Inc. 2017 Incentive Plan.	10-K	001-38291	10.4	10/3/2018
10.5+	Forms of stock option grant notice, stock option agreement and notice of exercise under the Stitch Fix, Inc. 2017 Incentive Plan.	S-1/A	333-221014	10.5	11/6/2017
10.6+	Forms of restricted stock unit grant notice and award agreement under the Stitch Fix, Inc. 2017 Incentive Plan.	S-1/A	333-221014	10.6	11/6/2017
10.7+	Form of Indemnity Agreement entered into by and between Stitch Fix, Inc. and each director and executive officer.	S-1	333-221014	10.7	10/19/2017
10.8+	Offer Letter, by and between Stitch Fix, Inc. and Katrina Lake, dated September 5, 2017.	S-1	333-221014	10.8	10/19/2017
10.9+	Amended and Restated Offer Letter, by and between Stitch Fix, Inc. and Paul Yee, dated September 5, 2017.	S-1	333-221014	10.9	10/19/2017
10.10+	Amended and Restated Offer Letter, by and between Stitch Fix, Inc. and Scott Darling, dated September 5, 2017.	S-1	333-221014	10.11	10/19/2017
10.11+	Amended and Restated Offer Letter, by and between Stitch Fix, Inc. and Mike Smith, dated September 25, 2017.	S-1	333-221014	10.16	10/19/2017
10.12+	Stitch Fix, Inc. Independent Director Compensation Policy.	10-Q	001-38291	10.1	12/11/2018
10.13	Office Lease, by and between Stitch Fix, Inc. and Post-Montgomery Associates, dated as of November 10, 2015, as amended.	S-1/A	333-221014	10.12	11/6/2017
10.14	First Amendment to Original Office Lease, executed February 22, 2016, between Stitch Fix, Inc. and Post-Montgomery Associates.	10-Q	001-38291	10.1	3/13/2018
10.15	Second Amendment to Original Office Lease, executed September 6, 2017, between Stitch Fix, Inc. and Post-Montgomery Associates.	10-Q	001-38291	10.2	3/13/2018
10.16	Third Amendment to the Office Lease, by and between Stitch Fix, Inc. and Post-Montgomery Associates, dated as of January 29, 2018.	8-K	001-38291	10.1	2/2/2018
10.17	Fourth Amendment to the Office Lease, by and between Stitch Fix, Inc. and Post-Montgomery Associates, dated as of June 4, 2018.	10-Q	001-38291	10.2	6/8/2018

10.18#	Logistics Services Agreement, by and between Stitch Fix, Inc. and Ozburn-Hessey Logistics, LLC, dated as of April 24, 2014.	S-1	333-221014	10.14	10/19/2017
10.19#	Amendment One to the Logistics Services Agreement, by and between Stitch Fix, Inc. and Ozburn-Hessey Logistics LLC, dated as of July 1, 2016.	10-Q	001-38291	10.4	6/8/2018
10.20#	Amendment Two to the Logistics Services Agreement, by and between Stitch Fix, Inc. and Geodis Logistics LLC, dated as of February 23, 2018.	10-Q	001-38291	10.3	6/8/2018
10.21^	Amendment Three to the Logistics Services Agreement, by and between Stitch Fix, Inc. and Geodis Logistics LLC, dated as of April 9, 2020.	10-Q	001-38291	10.1	6/9/2020
10.22	Credit Agreement, by and between Stitch Fix, Inc. and Silicon Valley Bank, dated as of June 3, 2020.					X
10.23	First Amendment to the Credit Agreement by and between Stitch Fix, Inc. and Silicon Valley Bank, dated as of July 24, 2020.					X
10.24+	Stitch Fix, Inc. 2019 Inducement Plan, as amended.	S-8	333-234323	99.4	8/14/2020
10.25+	Forms of stock option grant notice, stock option agreement and notice of exercise under the Stitch Fix, Inc. 2019 Inducement Plan.	S-8	333-234323	99.2	10/25/2019
10.26+	Forms of restricted stock unit grant notice and award agreement under the Stitch Fix, Inc. 2019 Inducement Plan.	S-8	333-234323	99.3	10/25/2019
10.27+	Offer Letter, by and between Stitch Fix, Inc. and Elizabeth Spaulding, dated November 7, 2019.	10-Q	001-38291	10.4	12/10/2019
10.28+	Separation Agreement, by and between Stitch Fix, Inc. and Paul Yee, dated December 9, 2019.	10-Q	001-38291	10.5	12/10/2019
21.1	List of Subsidiaries of Stitch Fix, Inc.					X
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
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

Stitch Fix, Inc.
Date:	September 25, 2020	By:	/s/ Michael Smith
Michael Smith
President, Chief Operating Officer, and Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Katrina Lake, Michael Smith, and Scott Darling, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution for him or her, and in his or her name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and either of them, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Katrina Lake	Founder, Chief Executive Officer and Director	September 25, 2020
Katrina Lake	(Principal Executive Officer)

/s/ Michael Smith	President, Chief Operating Officer, and Interim Chief Financial Officer	September 25, 2020
Michael Smith	(Principal Financial and Accounting Officer)

/s/ Steven Anderson	Director	September 25, 2020
Steven Anderson

/s/ J. William Gurley	Director	September 25, 2020
J. William Gurley

/s/ Marka Hansen	Director	September 25, 2020
Marka Hansen

/s/ Kirsten Lynch	Director	September 25, 2020
Kirsten Lynch

/s/ Sharon McCollam	Director	September 25, 2020
Sharon McCollam

/s/ Mikkel Svane	Director	September 25, 2020
Mikkel Svane

/s/ Elizabeth Williams	Director	September 25, 2020
Elizabeth Williams