Form 10-Q
period 2020-10-31
Stitch Fix, Inc.
filed 2020-12-08
CIK 1576942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of December 3, 2020, the number of outstanding shares of the registrant’s Class A common stock, par value $0.00002 per share, was 62,902,394, and the number of outstanding shares of the registrant’s Class B common stock, par value $0.00002 per share, was 41,959,188.

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

Stitch Fix, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	October 31, 2020	August 1, 2020
Assets
Current assets:
Cash and cash equivalents	$200,346	$143,455
Short-term investments	187,979	143,037
Inventory, net	156,786	124,816
Prepaid expenses and other current assets	52,322	55,002
Total current assets	597,433	466,310
Long-term investments	41,592	95,097
Property and equipment, net	71,275	70,369
Operating lease right-of-use assets	135,561	132,615
Other long-term assets	34,363	5,038
Total assets	$880,224	$769,429
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$129,547	$85,177
Operating lease liabilities	25,531	24,333
Accrued liabilities	110,800	77,590
Gift card liability	8,319	8,590
Deferred revenue	14,963	13,059
Other current liabilities	5,902	3,406
Total current liabilities	295,062	212,155
Operating lease liabilities, net of current portion	140,298	140,175
Other long-term liabilities	16,277	16,062
Total liabilities	451,637	368,392
Commitments and contingencies (Note 6)
Stockholders’ equity:
Class A common stock, $0.00002 par value – 2,000,000,000 shares authorized as of October 31, 2020, and August 1, 2020; 60,979,702 and 58,440,930 shares issued and outstanding as of October 31, 2020, and August 1, 2020, respectively	1	1
Class B common stock, $0.00002 par value – 100,000,000 shares authorized as of October 31, 2020, and August 1, 2020; 43,742,039 and 45,314,577 shares issued and outstanding as of October 31, 2020, and August 1, 2020, respectively	1	1
Additional paid-in capital	367,760	348,750
Accumulated other comprehensive income (loss)	1,727	2,728
Retained earnings	59,098	49,557
Total stockholders’ equity	428,587	401,037
Total liabilities and stockholders’ equity	$880,224	$769,429
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stitch Fix, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(In thousands, except share and per share amounts)

	For the Three Months Ended
	October 31, 2020	November 2, 2019
Revenue, net	$490,423	$444,815
Cost of goods sold	270,972	243,513
Gross profit	219,451	201,302
Selling, general, and administrative expenses	238,984	201,142
Operating income (loss)	(19,533)	160
Interest (income) expense	(1,161)	(1,653)
Other (income) expense, net	205	834
Income (loss) before income taxes	(18,577)	979
Provision (benefit) for income taxes	(28,118)	1,157
Net income (loss)	$9,541	$(178)
Other comprehensive income (loss):
Change in unrealized gain (loss) on available-for-sale securities, net of tax	(663)	(172)
Foreign currency translation	(338)	1,755
Total other comprehensive income (loss), net of tax	(1,001)	1,583
Comprehensive income (loss)	$8,540	$1,405
Net income (loss) attributable to common stockholders:
Basic	$9,541	$(178)
Diluted	$9,541	$(178)
Earnings (loss) per share attributable to common stockholders:
Basic	$0.09	$(0.00)
Diluted	$0.09	$(0.00)
Weighted-average shares used to compute earnings (loss) per share attributable to common stockholders:
Basic	104,134,850	101,557,546
Diluted	109,477,354	101,557,546

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stitch Fix, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	For the Three Months Ended October 31, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of August 1, 2020	103,755,507	2	348,750	2,728	49,557	$401,037
Issuance of common stock upon exercise of stock options	525,316	—	5,106	—	—	5,106
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	440,918	—	(7,002)	—	—	(7,002)
Stock-based compensation	—	—	20,906	—	—	20,906
Net income (loss)	—	—	—	—	9,541	9,541
Other comprehensive income (loss), net of tax	—	—	—	(1,001)	—	(1,001)
Balance as of October 31, 2020	104,721,741	$2	$367,760	$1,727	$59,098	$428,587

	For the Three Months Ended November 2, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of August 3, 2019	101,397,480	$2	$279,511	$(187)	$116,674	$396,000
Issuance of common stock upon exercise of stock options	122,668	—	518	—	—	518
Issuance of restricted stock units, net of tax withholdings	188,498	—	(2,212)	—	—	(2,212)
Stock-based compensation	—	—	12,903	—	—	12,903
Net income (loss)	—	—	—	—	(178)	(178)
Other comprehensive income (loss), net of tax	—	—	—	1,583	—	1,583
Balance as of November 2, 2019	101,708,646	$2	$290,720	$1,396	$116,496	$408,614

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stitch Fix, Inc.
Condensed Consolidated Statements of Cash Flow
(Unaudited)
(In thousands)

	For the Three Months Ended
	October 31, 2020	November 2, 2019
Cash Flows from Operating Activities
Net income (loss)	$9,541	$(178)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	—	(1,960)
Inventory reserves	(1,343)	1,801
Stock-based compensation expense	19,925	12,126
Depreciation, amortization, and accretion	6,961	4,652
Other	271	13
Change in operating assets and liabilities:
Inventory	(30,665)	(31,837)
Prepaid expenses and other assets	(28,299)	2,973
Operating lease right-of-use assets and liabilities	(225)	272
Accounts payable	44,609	21,721
Accrued liabilities	32,237	16,170
Deferred revenue	1,906	(25)
Gift card liability	(271)	(354)
Other liabilities	2,712	2,150
Net cash provided by (used in) operating activities	57,359	27,524
Cash Flows from Investing Activities
Purchases of property and equipment	(5,985)	(7,502)
Purchases of securities available-for-sale	(41,307)	(67,535)
Sales of securities available-for-sale	16,193	5,306
Maturities of securities available-for-sale	32,800	23,210
Net cash provided by (used in) investing activities	1,701	(46,521)
Cash Flows from Financing Activities
Proceeds from the exercise of stock options, net	5,106	518
Payments for tax withholding related to vesting of restricted stock units	(7,002)	(2,212)
Net cash provided by (used in) financing activities	(1,896)	(1,694)
Net increase (decrease) in cash and cash equivalents	57,164	(20,691)
Effect of exchange rate changes on cash	(273)	1,538
Cash and cash equivalents at beginning of period	143,455	170,932
Cash and cash equivalents at end of period	$200,346	$151,779
Supplemental Disclosure
Cash paid for income taxes	$38	$7
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$4,880	$731
Capitalized stock-based compensation	$981	$773
Leasehold improvements paid by landlord	$—	$7,406
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stitch Fix, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Description of Business
Stitch Fix, Inc. (“we,” “our,” “us” or “the Company”) delivers one-to-one personalization to our clients through the combination of data science and human judgment. Our stylists hand select items from a broad range of merchandise. Stylists pair their own judgment with our analysis of client and merchandise data to provide a personalized shipment of apparel, shoes, and accessories suited to each client’s needs. We call each of these unique shipments a Fix. After receiving a Fix, our clients purchase the items they want to keep and return the other items. We also provide a direct-buy offering that allows clients the flexibility of purchasing items outside of a Fix. Through direct buy, clients are offered previously purchased items in different colors, sizes, or prints, as well as a personalized set of algorithmically generated items based on their prior purchases or style preferences. We are incorporated in Delaware and have operations in the United States and the United Kingdom (“UK”).
COVID-19 Update
We are closely monitoring the effects of the novel coronavirus (“COVID-19”) outbreak, which was declared a global pandemic in March 2020, and its impact on our business, the full extent of which will depend on factors such as the length of time the pandemic continues; how federal, state and local governments are responding; the impact of the crisis on the economy and consumer behavior; and the effect on our clients, employees, vendors, and other partners. As a result of the COVID-19 pandemic, in the third quarter of fiscal 2020 we temporarily closed three of our fulfillment centers, operated at significantly reduced capacity for much of the third quarter as a result of such temporary closures, and reduced our marketing in light of this reduced capacity. During the fourth quarter of fiscal 2020, our fulfillment centers returned to higher capacity levels and continued at those levels during the first quarter of fiscal 2021.
We believe our financial resources will allow us to manage the impact of COVID-19 on our business and operations. We believe our existing cash, cash equivalents, and short-term investment balances, and the borrowing available under our senior revolving credit facility, if needed, will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months.
We also do not anticipate any impairments with respect to long-lived assets or short-term and long-term investments that would have a material impact on our financial statements.
Coronavirus Aid, Relief, and Economic Security Act
On March 27, 2020, the U.S. enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which among other things, permits net operating loss (“NOL”) carryovers and carrybacks to offset 100% of taxable income for tax years beginning before 2021 and allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. We provided for an estimated effect of the CARES Act in our financial statements for the period ended October 31, 2020.
2.    Summary of Significant Accounting Policies
Basis of Presentation
Our fiscal year is a 52-week or 53-week period ending on the Saturday closest to July 31. The fiscal years ending July 31, 2021 (“2021”), and August 1, 2020 (“2020”), consist of 52 weeks.
The unaudited condensed consolidated financial statements include the accounts of Stitch Fix, Inc. and our wholly owned subsidiaries, and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as our annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of our financial information. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 2021, or for any other interim period or for any other future year. All intercompany balances and transactions have been eliminated in consolidation.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the fiscal year ended August 1, 2020, included in the Company’s Annual Report on Form 10-K filed with the SEC on September 25, 2020 (the “2020 Annual Report”).

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
Short-Term and Long-Term Investments
The Company’s short-term and long-term investments have been classified and accounted for as available-for-sale securities. We determine the appropriate classification of our investments at the time of purchase and reevaluate the classification at each balance sheet date. Available-for-sale securities with maturities of 12 months or less are classified as short-term and available-for-sale securities with maturities greater than 12 months are classified as long-term. The Company’s available-for-sale securities are carried at fair value, with unrealized gains and losses, net of taxes, reported within accumulated other comprehensive income (loss) (“AOCI”) in stockholders’ equity. The cost of securities sold is based upon the specific identification method.
In the first quarter of fiscal 2021, we adopted Accounting Standards Update (“ASU”) No. 2016-13, or “CECL,” which changed the way we evaluate available-for-sale securities for impairment. We no longer evaluate available-for-sale debt securities under the “other than temporary” impairment model, but now use an expected credit loss model. For debt securities with an amortized cost basis in excess of estimated fair value, we determine what amount of that deficit, if any, is caused by expected credit losses. The portion of the deficit attributable to expected credit losses is recognized in other (income) expense, net on our condensed consolidated statements of income. During the three months ended October 31, 2020, we did not record any expected credit losses on our available-for-sale debt securities.
We have elected to present accrued interest receivable separately from short-term and long-term investments on our condensed consolidated balance sheets. Accrued interest receivable was $0.7 million as of October 31, 2020, and was recorded in prepaid expenses and other current assets. We have also elected to exclude accrued interest receivable from the estimation of expected credit loss on our available-for-sale securities and reverse accrued interest receivable through interest income (expense) when amounts are determined to be uncollectible. We did not write off any accrued interest receivable during the three months ended October 31, 2020.
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
We deduct discounts, sales tax, and estimated refunds to arrive at net revenue. Sales tax collected from clients is not considered revenue and is included in accrued liabilities until remitted to the taxing authorities. All shipping and handling costs are accounted for as fulfillment costs in cost of goods sold and as selling, general, and administrative expense (“SG&A”), respectively, and are therefore not evaluated as a separate performance obligation. Discounts are recorded as a reduction to revenue when the order is accepted. We record a refund reserve based on our historical refund patterns. Our refund reserve, which is included in accrued liabilities in the condensed consolidated balance sheets, was $8.7 million and $5.0 million as of October 31, 2020, and August 1, 2020, respectively.
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
The following table summarizes the balances of contractual liabilities included in other current liabilities, deferred revenue and gift card liability for the periods presented:

(in thousands)	October 31, 2020	August 1, 2020
Deferred revenue
Upfront styling fees	$10,681	$9,119
Style Pass annual fees	2,699	2,711
Direct order	1,583	$1,229
Total deferred revenue	$14,963	$13,059
Gift card liability	$8,319	$8,590
Other current liabilities
Referral credits	$5,454	$2,577
The following table summarizes revenue recognized during the three months ended October 31, 2020, that was previously included in deferred revenue, gift card liability, and other current liabilities at August 1, 2020:

(in thousands)	Revenue Recognized From Amounts Previously Included in Deferred Balances at August 1, 2020
Upfront styling fees	9,110
Style Pass annual fees	1,361
Direct order	884
Gift card liability	1,572
Referral credits	1,498
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
No client accounted for greater than 10% of total revenue, net for the three months ended October 31, 2020, and November 2, 2019, respectively.

Recently Issued Accounting Pronouncements
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
Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard requires entities to use a financial instrument impairment model based on expected losses, known as the current expected credit loss model, rather than incurred losses. Under the new guidance, an entity recognizes an allowance for estimated credit losses upon recognition of the financial instrument. The new guidance also changes the impairment model for available-for-sale debt securities, requiring the use of an allowance to record estimated credit losses and subsequent recoveries. We adopted this standard in the first quarter of fiscal year 2021. The adoption of this standard did not have a material impact on our consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. The amendment aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. We adopted this standard in the first quarter of fiscal year 2021. The adoption of this standard did not have a material impact on our consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to record most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to Accounting Standards Codification (“ASC”) 840. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. Presentation of leases within the consolidated statements of operations and comprehensive income and consolidated statements of cash flow is generally consistent with ASC 840. However, this standard resulted in a substantial increase in our long-term assets and liabilities on our consolidated balance sheet.
We adopted this standard in the first quarter of fiscal 2020, on a modified retrospective basis through a cumulative-effect adjustment of zero to opening retained earnings. We also elected the package of practical expedients to leases that commenced before the effective date whereby we elected to not reassess the following:
(i) whether any expired or existing contracts contain leases;
(ii) the lease classification for any expired or existing leases; and
(iii) initial direct costs for any existing leases.
Upon adoption of ASU 2016-02, we did not record right-of-use assets or lease liabilities for leases with an initial term of 12 months or less. Payments on those leases are recognized on a straight-line basis through the consolidated statements of operations and comprehensive income over the lease term. We also elected to combine lease and non-lease components on new or modified leases after adoption. Upon adoption in the first quarter of fiscal 2020, we recorded $133.0 million in right-of-use assets, net of $25.7 million previously recorded as deferred rent on our consolidated balance sheets. We also recorded $22.0 million in current operating lease liabilities and $136.7 million in operating lease liabilities, net of current portion.
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
Our financial instruments consist of cash and cash equivalents, short-term and long-term investments, accounts payable, and accrued liabilities. At October 31, 2020, and August 1, 2020, the carrying values of cash and cash equivalents, accounts payable, and accrued liabilities approximated fair value due to their short-term maturities.
The following table sets forth the amortized cost, gross unrealized gains, gross unrealized losses and fair values of our short-term and long-term investments accounted for as available-for-sale securities as of October 31, 2020, and August 1, 2020:

	October 31, 2020				August 1, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial Assets:
Investments:
U.S. Treasury securities	$87,125	$314	$(2)	$87,437	$67,335	$516	$(1)	$67,850
Certificates of deposit	6,150	—	—	6,150	6,150	—	—	6,150
Commercial paper	31,368	—	—	31,368	35,331	—	—	35,331
Asset-backed securities	35,979	244	(7)	36,216	44,854	410	(4)	45,260
Corporate bonds	67,968	433	(1)	68,400	82,821	723	(1)	83,543
Total	$228,590	$991	$(10)	$229,571	$236,491	$1,649	$(6)	$238,134

The following table shows fair value and gross unrealized losses, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at October 31, 2020:

	Less Than 12 Months		More Than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Financial Assets:
Investments:
U.S. Treasury securities	$11,125	$(2)	—	—	$11,125	$(2)
Commercial paper	8,659	(7)	—	—	8,659	(7)
Corporate bonds	3,419	(1)	—	—	3,419	(1)
Total	$23,203	$(10)	$—	$—	$23,203	$(10)

The following table sets forth the fair value of available-for-sale securities by contractual maturity as of October 31, 2020, and August 1, 2020:

	October 31, 2020				August 1, 2020
(in thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Financial Assets:
Investments:
U.S. Treasury securities	$87,437	$—	$—	$87,437	$38,794	$29,056	$—	$67,850
Certificates of deposit	6,150	—	—	6,150	6,150	—	—	6,150
Commercial paper	31,368	—	—	31,368	35,331	—	—	35,331
Asset-backed securities	6,127	30,089	—	36,216	6,657	38,603	—	45,260
Corporate bonds	56,897	11,503	—	68,400	56,105	27,438	—	83,543
Total	$187,979	$41,592	$—	$229,571	$143,037	$95,097	$—	$238,134

The following table sets forth our cash equivalents, and short-term and long-term investments accounted for as available-for-sale securities that were measured at fair value on a recurring basis based on the fair value hierarchy as of October 31, 2020, and August 1, 2020:

	October 31, 2020				August 1, 2020
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$7,938	$—	$—	$7,938	$2,394	$—	$—	$2,394
U.S Treasury securities	3,730	—	—	3,730	—	—	—	—
Investments:
U.S. Treasury securities	87,437	—	—	87,437	67,850	—	—	67,850
Certificates of deposit	—	6,150	—	6,150	—	6,150	—	6,150
Commercial paper	—	31,368	—	31,368	—	35,331	—	35,331
Asset-backed securities	—	36,216	—	36,216	—	45,260	—	45,260
Corporate bonds	—	68,400	—	68,400	—	83,543	—	83,543
Total	$99,105	$142,134	$—	$241,239	$70,244	$170,284	$—	$240,528

There were no transfers of financial assets or liabilities into or out of Level 1, Level 2, or Level 3 for the three months ended October 31, 2020, and November 2, 2019.

4.    Accrued Liabilities
Accrued liabilities consisted of the following:

(in thousands)	October 31, 2020	August 1, 2020
Compensation and related benefits	$17,723	$11,987
Advertising	20,601	14,979
Sales taxes	11,637	7,134
Shipping and freight	15,264	8,624
Accrued accounts payable	7,721	5,892
Inventory purchases	20,474	15,427
Other	17,380	13,547
Total accrued liabilities	$110,800	$77,590
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
The following table provides the components of and changes in the Company’s restructuring and related charges, included in Compensation and related benefits in the table above:

(in thousands)	Severance and Other Termination Benefits
Balance at August 1, 2020	$3,156
Cash payments	(2,758)
Balance at October 31, 2020	$398

5.    Credit Agreement
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
Under the terms of the Credit Agreement, revolving loans may be either Eurodollar Loans or ABR Loans. Outstanding Eurodollar Loans incur interest at the Eurodollar Rate, which is defined in the Credit Agreement as LIBOR (or any successor thereto), plus a margin of either 2.25% or 2.50%, depending on usage. Outstanding ABR Loans incur interest at the highest of (a) the Prime Rate, as published by the Wall Street Journal, (b) the federal funds rate in effect for such day plus 0.50%, and (c) the Eurodollar Rate plus 1.00%, in each case plus a margin of either 1.25% or 1.50%, depending on usage. We will be charged a commitment fee of either 0.25% or 0.30% per year, depending on usage, for committed but unused amounts. The Credit Agreement will terminate on June 2, 2021, unless the termination date is extended at the election of the lenders. We capitalized $0.7 million of issuance costs in connection with the Credit Agreement.
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
As of October 31, 2020, we did not have any borrowings outstanding under the Credit Agreement and we were in compliance with all financial covenants.

6.    Commitments and Contingencies
Commitments
In November 2020, we entered into an agreement to lease approximately 700,000 square feet of space to be used as a fulfillment center in Salt Lake City, Utah. We expect to classify this lease as an operating lease, with a commencement date of late fiscal 2021 or early fiscal 2022. The lease expires in 2030 and we expect to record fixed operating lease costs of approximately $33.1 million over the life of the lease.
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
On October 11, 2018, October 26, 2018, November 16, 2018, and December 10, 2018, four putative class action lawsuits alleging violations of the federal securities laws were filed in the U.S. District Court for the Northern District of California, naming as defendants us and certain of our officers. The four lawsuits each make the same allegations of violations of the Securities Exchange Act of 1934, as amended, by us and our officers for allegedly making materially false and misleading statements regarding our active client growth and strategy with respect to television advertising between June 2018 and October 2018. The plaintiffs seek unspecified monetary damages and other relief. The four lawsuits have been consolidated and a lead plaintiff has been appointed. On September 18, 2019, the lead plaintiff in the consolidated class action lawsuits (the “Class Action”) filed a consolidated complaint for violation of the federal securities laws. On October 28, 2019, we and other defendants filed a motion to dismiss the consolidated complaint. The lead plaintiff filed an opposition to the motion to dismiss on December 9, 2019, and we and the other defendants filed our reply in support of our motion to dismiss on December 30, 2019. The court granted our motion to dismiss on September 30, 2020 but allowed the lead plaintiff to file an amended complaint. On November 6, 2020, the lead plaintiff filed his amended complaint. We filed a motion to dismiss the amended complaint on December 7, 2020.
On December 12, 2018, a derivative action was filed against our directors in the same court, alleging the same violations of securities laws as alleged in the Class Action and breach of fiduciary duties. The derivative action has been stayed pending the outcome of the motion to dismiss in the Class Action pursuant to the parties’ stipulation. On December 12, 2019, a second derivative action was filed against our directors in the same court, alleging the same violations of securities laws and breach of fiduciary duties as the other derivative action. The second derivative action has also been stayed pending the outcome of the motion to dismiss in the Class Action pursuant to the parties’ stipulation. The two derivative actions have been related to each other and to the Class Action, and all the related cases are now proceeding before a single judge in the U.S. District Court for the Northern District of California.
On August 10, 2020, a representative action under California’s Private Attorneys General Act was filed against us in the Superior Court for the State of California, County of San Diego. The complaint alleged various violations of California’s wage and hour laws relating to our current and former non-exempt stylist employees and seeks attorney’s fees and penalties. In November 2020, the Superior Court approved the settlement that we reached with the plaintiffs to resolve this matter.
There have been no other material changes to our commitments and contingencies disclosed in our 2020 Annual Report.
Indemnifications
In the ordinary course of business, we may provide indemnifications of varying scope and terms to vendors, directors, officers and other parties with respect to certain matters. We have not incurred any material costs as a result of such indemnifications and have not accrued any liabilities related to such obligations in our condensed consolidated financial statements.

7.    Accumulated Other Comprehensive Income (Loss)
The tables below present the changes in AOCI by component and, if applicable, the reclassifications out of AOCI:

	Changes in Accumulated Other Comprehensive Income (Loss)
(in thousands)	Available-for-sale Securities	Foreign Currency Translation	Total
Balance at August 1, 2020	$1,213	$1,515	$2,728
Other comprehensive income (loss) before reclassifications(1)	(548)	(338)	(886)
Amounts reclassified from AOCI	(115)	—	(115)
Net change in AOCI	(663)	(338)	(1,001)
Balance at October 31, 2020	$550	$1,177	$1,727

	Changes in Accumulated Other Comprehensive Income (Loss)
(in thousands)	Available-for-sale Securities	Foreign Currency Translation	Total
Balance at August 3, 2019	$391	$(578)	$(187)
Other comprehensive income (loss) before reclassifications(1)	(172)	1,755	1,583
Net change in AOCI	(172)	1,755	1,583
Balance at November 2, 2019	$219	$1,177	$1,396

 (1)The associated income tax effects for gains / losses on available-for-sale securities were $430 and $409 for the three months ended October 31, 2020, and November 2, 2019, respectively.
8.    Stock-Based Compensation
2011 Equity Incentive Plan
In 2011, we adopted the 2011 Equity Incentive Plan (the “2011 Plan”). The 2011 Plan provided for the grant of stock-based awards to employees, directors, and nonemployees under terms and provisions established by the board of directors.
The 2011 Plan allowed for the grant of incentive stock options or nonqualified stock options as well as restricted stock units, restricted stock, and stock appreciation rights. Only incentive and nonqualified stock options were granted under the 2011 Plan. Employee stock option grants generally vest 25% on the first anniversary of the grant date with the remaining options vesting ratably over the next three years. Options generally expire after 10 years. Effective upon our initial public offering in 2017, the 2011 Plan was replaced by the 2017 Incentive Plan.
2017 Incentive Plan
In November 2017, our board of directors and stockholders adopted our 2017 Incentive Plan (the “2017 Plan”). The remaining shares available for issuance under the 2011 Plan became reserved for issuance under the 2017 Plan. Our 2017 Plan provides for the grant of Class A incentive stock options to employees, including employees of any parent or subsidiary, and for the grant of nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards, and other forms of stock awards to employees, directors, and consultants, including employees and consultants of our subsidiaries. The number of shares authorized for issuance under the 2017 Plan was 27,395,455 as of October 31, 2020.
2019 Inducement Plan
In October 2019, our board of directors adopted our 2019 Inducement Plan (the “2019 Plan”). Our 2019 Plan provides for the grant of Class A nonqualified stock options and restricted stock unit awards to individuals who satisfy the standards for inducement grants under the relevant Nasdaq Stock Market rules. The number of shares authorized for issuance under the 2019 Plan was 4,750,000 as of October 31, 2020.

Stock option activity under the 2011 Plan, 2017 Plan, and 2019 Plan is as follows:

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in thousands)
Balance – August 1, 2020	6,817,196	$17.10	7.41	$40,252
Granted	795	$36.01
Exercised	(525,316)	$9.54
Cancelled	(614,429)	$23.04
Balance – October 31, 2020	5,678,246	$17.16	7.25	$98,125
The aggregate intrinsic value is the difference between the current fair value of the underlying common stock and the exercise price for in-the-money stock options.
The following table summarizes the restricted stock unit (“RSU”) award activity under the 2017 Plan and 2019 Plan:

	Unvested RSUs
	Class A Common Stock	Weighted- Average Grant Date Fair Value
Unvested at August 1, 2020	9,123,341	$20.11
Granted	3,601,020	$24.87
Vested	(440,918)	$22.02
Forfeited	(639,041)	$20.95
Unvested at October 31, 2020	11,644,402	$21.47
Stock-Based Compensation Expense
Stock-based compensation expense for employees was $19.9 million for the three months ended October 31, 2020, respectively, and $12.1 million for the three months ended November 2, 2019, respectively. Stock-based compensation expense is included in selling, general, and administrative expenses in our condensed consolidated statements of operations and comprehensive income.
The weighted-average grant date fair value of options granted during the three months ended October 31, 2020, was $17.70 per share. The weighted-average grant date fair value of options granted during the three months ended November 2, 2019, was $11.30 per share. As of October 31, 2020, the total unrecognized compensation expense related to unvested options and RSUs, net of estimated forfeitures, was $249.2 million, which we expect to recognize over an estimated weighted average period of 2.7 years.
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

	For the Three Months Ended
	October 31, 2020	November 2, 2019
Expected term (in years)	5.5	6.0 - 6.2
Volatility	55.9%	51.2%
Risk free interest rate	0.3%	1.7%
Dividend yield	—%	—%

9.    Income Taxes
The following table summarizes our effective tax rate from income for the periods presented:

	For the Three Months Ended
(in thousands)	October 31, 2020	November 2, 2019
Income (loss) before income taxes	$(18,577)	$979
Provision (benefit) for income taxes	(28,118)	1,157
Effective tax rate	151.4%	118.2%
Our effective tax rate for the three months ended October 31, 2020, differs from the federal statutory income tax rate primarily due to the net operating loss carryback provisions of the CARES Act, partially offset by certain nondeductible expenses.
Our effective tax rate for the three months ended November 2, 2019, differed from the federal statutory income tax rate primarily due to impacts from tax reform, certain nondeductible expenses, tax expense related to employee share-based awards, and state taxes which are offset by the benefit of allowable credits.
We continue to monitor the progress of ongoing discussions with tax authorities and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions.
10.    Earnings (Loss) Per Share Attributable to Common Stockholders
Basic and diluted earnings (loss) per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities: Class A and Class B common stock. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting, conversion, and transfer rights. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock is convertible at any time at the option of the stockholder into one share of Class A common stock.
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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted EPS attributable to common stockholders is as follows:

	For the Three Months Ended
	October 31, 2020		November 2, 2019
(in thousands, except share and per share amounts)	Class A	Class B	Class A	Class B
Numerator:
Net income (loss)	$5,425	$4,116	$(96)	$(82)
Net income (loss) attributable to common stockholders - basic	5,425	4,116	(96)	(82)
Reallocation of undistributed earnings (loss) as a result of conversion of Class B to Class A shares	4,116	—	—	—
Reallocation of undistributed earnings (loss) to Class B shares	—	(60)	—	—
Net income (loss) attributable to common stockholders - diluted	$9,541	$4,056	$(96)	$(82)
Denominator:
Weighted-average shares of common stock - basic	59,205,535	44,929,315	54,867,211	46,690,335
Conversion of Class B to Class A common shares outstanding	44,929,315	—	—	—
Effect of dilutive stock options and restricted stock units	5,342,504	1,610,475	—	—
Weighted-average shares of common stock - diluted	109,477,354	46,539,790	54,867,211	46,690,335
Earnings (loss) per share attributable to common stockholders:
Basic	$0.09	$0.09	$(0.00)	$(0.00)
Diluted	$0.09	$0.09	$(0.00)	$(0.00)

The following common stock equivalents were excluded from the computation of diluted earnings (loss) per share for the periods presented because including them would have been antidilutive:

	For the Three Months Ended
	October 31, 2020	November 2, 2019
Restricted stock units	3,910,451	3,735,946
Stock options to purchase Class A common stock	1,647,310	2,186,564
Stock options to purchase Class B common stock	137,977	4,418,546
Total	5,695,738	10,341,056

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes thereto included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes and our Annual Report on Form 10-K for the year ended August 1, 2020, filed with the Securities and Exchange Commission on September 25, 2020. We use a 52- or 53-week fiscal year, with our fiscal year ending on the Saturday that is closest to July 31 of that year. Each fiscal year typically consists of four 13-week fiscal quarters. The fiscal year ending July 31, 2021, and the fiscal year ended August 1, 2020, include 52 weeks of operations. Throughout this Quarterly Report on Form 10-Q (this “Quarterly Report”), all references to quarters and years are to our fiscal quarters and fiscal years unless otherwise noted.
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
For the three months ended October 31, 2020, we reported $490.4 million in net revenue, representing year-over-year growth of 10.3% from the three months ended November 2, 2019. As of October 31, 2020, and November 2, 2019, we had 3,763,000 and 3,416,000 active clients, respectively, representing year-over-year growth of 10.2%.
Net income for the three months ended October 31, 2020, was $9.5 million compared to a net loss for three months ended November 2, 2019, of $0.2 million. For more information on the components of net income (loss), refer to the section titled “Results of Operations” below.

COVID-19 Update
We are closely monitoring the effects of the novel coronavirus (“COVID-19”) outbreak, which was declared a global pandemic in March 2020, and its impact on our business, particularly in light of the recent rise in cases. The full impact of the COVID-19 crisis’ impact on our business will depend on factors such as the length of time the pandemic; how federal, state and local governments are responding; the impact of the crisis on the economy and consumer behavior; and the effect on our clients, employees, vendors, and other partners.
During this time, we are focused on protecting the health and safety of our employees and clients, while seeking to continue operating our business responsibly. All of our employees who are able to work remotely are required to do so, and we have provided additional paid time off to those employees who are not able to work remotely.
In the third quarter of fiscal 2020, we temporarily closed three of our eight fulfillment centers to assess our ability to operate under shelter-in-place orders and develop protocols to protect the welfare of our warehouse employees. Those centers have since reopened, and all eight fulfillment centers are currently operating with safety measures in place, including social distancing, health screening, enhanced cleaning protocols, and protective equipment such as masks and gloves for employees.
Due to the temporary closure of three of our eight fulfillment centers, we had significantly less capacity in our warehouses during the third quarter of fiscal 2020, which resulted in delayed Fix shipments, delayed return processing, extended wait times for our clients, and significant inventory management challenges. These factors were the principal causes of our decline in revenue and gross margin during the third quarter of fiscal 2020. Our warehouse capacity constraints were more acute during March of 2020, but steadily improved during the fourth fiscal quarter of 2020, and continued to operate at higher capacity levels during the first fiscal quarter of 2021.
The effect of the COVID-19 pandemic on the broader economy and consumer behavior continues to evolve. During the latter half of our third fiscal quarter of 2020, we did experience lower demand, which negatively affected net revenue per active client, and which we believe was largely attributable to consumer reactions as the COVID-19 crisis escalated during March and April. We saw some positive client demand signals during this time, including with our auto-ship clients and continued growth of our direct buy offering; however, we saw some softness in new client acquisition in part because we reduced our marketing spend in reaction to the COVID-19 crisis. By pulling back on client acquisition in our third fiscal quarter, we recognized that this would also impact demand in subsequent quarters given most clients’ repeat purchase behavior. Despite the continuing impact of COVID-19 on the overall economy, during our fourth fiscal quarter of 2020, we saw strong retention from our auto-ship clients and growth in new client demand from increases in first Fix shipments. We continued to see growth in new client demand and strong auto-ship retention during the first fiscal quarter of 2021 and believe we are benefiting from the dislocation in the retail apparel market that is resulting from the COVID-19 pandemic. For further discussion of the COVID-19 related risks facing our business, refer to the “Risk Factors” section included in Part II, Item 1A.
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
Our non-GAAP financial measures should not be considered in isolation from, or as substitutes for, financial information prepared in accordance with GAAP. There are several limitations related to the use of our non-GAAP financial measures as compared to the closest comparable GAAP measures. Some of these limitations include:
•adjusted EBITDA excludes interest (income) expense and other (income) expense, net, as these items are not components of our core business;
•adjusted EBITDA does not reflect our tax provision, which reduces cash available to us;

•adjusted EBITDA excludes the recurring, non-cash expenses of depreciation and amortization of property and equipment and, although these are non-cash expenses, the assets being depreciated and amortized may have to be replaced in the future;
•adjusted EBITDA excludes the non-cash expense of stock-based compensation, which has been, and will continue to be for the foreseeable future, an important part of how we attract and retain our employees and a significant recurring expense in our business; and
•free cash flow does not represent the total residual cash flow available for discretionary purposes and does not reflect our future contractual commitments.
Adjusted EBITDA
We define adjusted EBITDA as net income (loss) excluding interest (income) expense, provision (benefit) for income taxes, other (income) expense, net, depreciation and amortization, and stock-based compensation expense. The following table presents a reconciliation of net income (loss), the most comparable GAAP financial measure, to adjusted EBITDA for each of the periods presented:

	For the Three Months Ended
(in thousands)	October 31, 2020	November 2, 2019
Net income (loss)	$9,541	$(178)
Add (deduct):
Interest (income) expense	(1,161)	(1,653)
Provision (benefit) for income taxes	(28,118)	1,157
Other (income) expense, net	205	834
Depreciation and amortization	6,459	4,966
Stock-based compensation expense	19,925	12,126
Adjusted EBITDA	$6,851	$17,252
Free Cash Flow
We define free cash flow as cash flows provided by (used in) operating activities reduced by purchases of property and equipment that are included in cash flows provided by (used in) investing activities. The following table presents a reconciliation of cash flows provided by (used in) operating activities, the most comparable GAAP financial measure, to free cash flow for each of the periods presented:

	For the Three Months Ended
(in thousands)	October 31, 2020	November 2, 2019
Free cash flow reconciliation:
Cash flows provided by (used in) operating activities	$57,359	$27,524
Deduct:
Purchases of property and equipment	(5,985)	(7,502)
Free cash flow	$51,374	$20,022
Cash flows provided by (used in) investing activities	$1,701	$(46,521)
Cash flows provided by (used in) financing activities	$(1,896)	$(1,694)

Operating Metrics

	October 31, 2020	August 1, 2020	May 2, 2020	February 1, 2020	November 2, 2019
Active clients (in thousands)	3,763	3,522	3,418	3,465	3,416
Net revenue per active client (1)	$467	$486	$498	$501	$485

(1) Fiscal year 2019 was a 53-week year, with the extra week occurring in the quarter ended August 3, 2019. Therefore, net revenue per active client for each quarter ended May 2, 2020, February 1, 2020, and November 2, 2019, include the impact of the extra week of revenue.

Active Clients
We believe that the number of active clients is a key indicator of our growth and the overall health of our business. We define an active client as a client who checked out a Fix or was shipped an item using our direct-buy functionality in the preceding 52 weeks, measured as of the last day of that period. A client checks out a Fix when she indicates what items she is keeping through our mobile application or on our website. We consider each Men’s, Women’s, or Kids account as a client, even if they share the same household. We had 3,763,000 and 3,416,000 active clients as of October 31, 2020, and November 2, 2019, respectively, representing year-over-year growth of 10.2%.
Net Revenue per Active Client
We believe that net revenue per active client is an indicator of client engagement and satisfaction. We calculate net revenue per active client based on net revenue over the preceding four fiscal quarters divided by the number of active clients, measured as of the last day of the period. Net revenue per active client was $467 and $485 as of October 31, 2020, and November 2, 2019, respectively, representing a year-over-year decline of 3.7%. We attribute this year-over-year decline in net revenue per active client to recent increases in new active clients. Large numbers of recently added clients have, on average, less purchase history during the prior twelve months as they are new to our service. Therefore, their contribution to the net revenue per active client calculation has a dilutive effect. We expect future periods with large new active client adds may have a similar impact on net revenue per active client. In addition, the trailing four quarter calculation as of October 31, 2020, reflects our third fiscal quarter of 2020 results, which were impacted by COVID-19-related capacity constraints.
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
Our inventory investments will fluctuate with the needs of our business. For example, in the first half of fiscal 2020, we purchased inventory based on our pre-COVID-19 pandemic projections, which resulted in excess inventory levels and higher inventory reserves during our third fiscal quarter of 2020. As noted above, in March 2020, we temporarily closed three of our eight fulfillment centers resulting in significantly less capacity in our warehouses and in turn delayed Fix shipments and a substantial backlog, delayed return processing, extended wait times for our clients, and significant inventory management challenges. During the fourth quarter of fiscal 2020 and the first quarter of fiscal 2021, we increased capacity at our fulfillment centers and we experienced an uptick in client demand, both of which contributed to healthier inventory levels and lower inventory reserves. Additionally, entering new locations such as the UK, expanding to new categories such as Stitch Fix Kids, offering new functionalities such as direct buy, or adding new fulfillment centers will all require additional investments in inventory.
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
While we expect to continue to make significant marketing investments to grow our business in the long run, our marketing expenses may vary from period to period. Our advertising spend was $51.4 million for the three months ended October 31, 2020, and $50.7 million for the three months ended November 2, 2019.
To successfully acquire clients and increase engagement, we must also continue to improve the diversity of our offering. These efforts may include broadening our brand partnerships and expanding into new categories, product types, price points, and geographies. For example, in July 2018 we launched Stitch Fix Kids, expanding our client and vendor base, and in May 2019, we launched our services in the UK, expanding our geographic scope. In June 2019, we introduced direct-buy functionality to clients in the United States and, over the next several months, expanded direct buy with the launch of new offerings. We started with Buy It Again, allowing clients to buy previously purchased items in new colors, prints, and sizes. Then, in February 2020, we launched Complete Your Looks, which presents clients a personalized set of algorithmically generated items for direct purchase based on items they have already bought from us. In June 2020, we introduced Trending For You, which allows Men’s and Women’s clients to shop personalized looks based on their style profiles. Most recently, in November 2020, we launched a beta of our next direct-buy offering, Shop by Category, which uses the data a client shares with us to create a highly personalized digital shopping feed for that client based on their category preferences.
Investment in our Operations and Infrastructure
To grow our client base and enhance our offering, we will incur additional expenses. We intend to leverage our data science and deep understanding of our clients’ needs to inform investments in operations and infrastructure. We anticipate that our expenses will increase as we continue to hire additional personnel and further advance our technological and data science capabilities. Moreover, we intend to make capital investments in our inventory, fulfillment centers, and office space and logistics infrastructure as we launch new categories, expand internationally, and drive operating efficiencies. For example, in November 2020, we entered into an agreement to lease approximately 700,000 square feet of space to be used as a new fulfillment center in Salt Lake City, Utah. We expect to increase our spending on these investments in the future and cannot be certain that these efforts will grow our client base or be cost-effective. However, we believe these strategies will yield positive returns in the long term.
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
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses consist primarily of compensation and benefits costs, including stock-based compensation expense for our employees including our stylists, fulfillment center operations, data analytics, merchandising, engineering, marketing, client experience, and corporate personnel. Selling, general, and administrative expenses also include marketing and advertising costs, third-party logistics costs, facility costs for our fulfillment centers and offices, professional service fees, information technology costs, and depreciation and amortization expense. We expect our selling, general, and administrative expenses to increase in absolute dollars and to fluctuate as a percentage of revenue due to the anticipated growth of our business, and increased marketing investments. Our classification of selling, general, and administrative expenses may vary from other companies in our industry and may not be comparable.

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
Results of Operations
Comparison of the Three Months Ended October 31, 2020, and November 2, 2019
The following table sets forth our results of operations for the periods indicated:

	For the Three Months Ended		%
(in thousands)	October 31, 2020	November 2, 2019	Change
Revenue, net	$490,423	$444,815	10.3%
Cost of goods sold	270,972	243,513	11.3%
Gross profit	219,451	201,302	9.0%
Selling, general, and administrative expenses	238,984	201,142	18.8%
Operating income (loss)	(19,533)	160	*
Interest (income) expense	(1,161)	(1,653)	(29.8)%
Other (income) expense, net	205	834	(75.4)%
Income (loss) before income taxes	(18,577)	979	*
Provision (benefit) for income taxes	(28,118)	1,157	*
Net income (loss)	$9,541	$(178)	*

* Not meaningful
 The following table sets forth the components of our results of operations as a percentage of revenue:

	For the Three Months Ended
	October 31, 2020	November 2, 2019
Revenue, net	100.0%	100.0%
Cost of goods sold	55.3%	54.7%
Gross margin	44.7%	45.3%
Selling, general, and administrative expenses	48.7%	45.3%
Operating income (loss)	(4.0)%	—%
Interest (income) expense	(0.2)%	(0.4)%
Other (income) expense, net	—%	0.2%
Income (loss) before income taxes	(3.8)%	0.2%
Provision (benefit) for income taxes	(5.7)%	0.2%
Net income (loss)	1.9%	—%

Revenue and Gross Margin
Revenue increased by $45.6 million, or 10.3%, during the three months ended October 31, 2020, compared with the same period last year. The increase in revenue was primarily attributable to a 10.2% increase in active clients from November 2, 2019, to October 31, 2020, which drove increased sales of merchandise.
Gross margin for the three months ended October 31, 2020, decreased by 60 basis points compared with the same period last year. The decrease was primarily driven by higher shipping expense due to an increased mix of direct buy orders and higher rates with our carriers, partially offset by lower inventory reserves and clearance rates.

Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased by $37.8 million for the three months ended October 31, 2020, compared with the same period last year. As a percentage of revenue, selling, general, and administrative expenses increased to 48.7% for the three months ended October 31, 2020, compared with 45.3% for the three months ended November 2, 2019.
The increase for the three months ended October 31, 2020, compared with the same period last year, was primarily related to higher compensation and benefits expense and stock-based compensation due to increased headcount as we continued to invest in talent and higher marketing expenses year over year to support the growth of our business.
Provision (Benefit) for Income Taxes
The following table summarizes our effective tax rate from income for the periods presented:

	For the Three Months Ended
(in thousands)	October 31, 2020	November 2, 2019
Income (loss) before income taxes	$(18,577)	$979
Provision (benefit) for income taxes	(28,118)	1,157
Effective tax rate	151.4%	118.2%
Our effective tax rate for the three months ended October 31, 2020, differs from the federal statutory income tax rate primarily due to the net operating loss carryback provisions of the CARES Act, partially offset by certain nondeductible expenses.
Our effective tax rate for the three months ended November 2, 2019, differed from the federal statutory income tax rate primarily due to impacts from tax reform, certain nondeductible expenses, tax expense related to employee share-based awards, and state taxes which are offset by the benefit of allowable credits.
We continue to monitor the progress of ongoing discussions with tax authorities and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions.
Liquidity and Capital Resources
Sources of Liquidity
Our principal sources of liquidity since inception have been our cash flows from operations, as well as the net proceeds we received through private sales of equity securities and our initial public offering in 2017. Our primary use of cash includes operating costs such as merchandise purchases, compensation and benefits, marketing, and other expenditures necessary to support our business growth.
As of October 31, 2020, we had $200.3 million of cash and cash equivalents and $229.6 million of investments. Our investment balance includes $188.0 million of short-term investments with contractual maturities of 12 months or less as of October 31, 2020.
In June 2020, we entered into a $90.0 million credit agreement (the “Credit Agreement”) with Silicon Valley Bank and other lenders. The Credit Agreement will terminate on June 2, 2021. The Credit Agreement includes a letter of credit sub-facility of $20.0 million and a swingline sub-facility of up to $50.0 million.
Though we continue to monitor the COVID-19 pandemic closely, the situation is changing rapidly and the extent and duration of the pandemic's impact on our business remains uncertain. Our liquidity and working capital needs could be negatively impacted. However, we believe our existing cash, cash equivalents, short-term investment balances, and the borrowing available under our senior revolving credit facility, if needed, will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months.
Cash Flows
The following table summarizes our cash flows for the periods indicated below:

	For the Three Months Ended
(in thousands)	October 31, 2020	November 2, 2019
Net cash provided by (used in) operating activities	$57,359	$27,524
Net cash provided by (used in) investing activities	1,701	(46,521)
Net cash provided by (used in) financing activities	(1,896)	(1,694)
Net increase (decrease) in cash and cash equivalents	$57,164	$(20,691)

Cash provided by (used in) operating activities
During the three months ended October 31, 2020, cash provided by operating activities was $57.4 million, which consisted of net income of $9.5 million, adjusted by non-cash charges of $25.8 million and by a change of $22.1 million in our net operating assets and liabilities. The non-cash charges were largely driven by $19.9 million of stock-based compensation expense and $7.0 million of depreciation, amortization, and accretion. The change in our net operating assets and liabilities was primarily due to an increase of $76.8 million in our accounts payable and accrued liabilities related to increased business activity and timing of payments. This was partially offset by a change of $30.7 million in our inventory balance due to increased inventory purchases to support our growth and a change of $28.3 million in prepaid expenses and other assets due to an increase in federal tax receivables.
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
Cash (provided by) used in investing activities
During the three months ended October 31, 2020, cash provided by investing activities was $1.7 million. This was primarily due to maturities and sales of available-for-sale securities of $32.8 million and $16.2 million, respectively, substantially offset by our investment of $41.3 million in highly rated available-for-sale securities and $6.0 million in purchases of property and equipment.
During the three months ended November 2, 2019, cash used in investing activities was $46.5 million, which was primarily due to our investment of $67.5 million in highly rated available-for-sale securities and $7.5 million in purchases of property and equipment, partially offset by maturities of available-for-sale securities of $23.2 million.
Cash provided by (used in) financing activities
During the three months ended October 31, 2020, and November 2, 2019, cash used in financing activities was $1.9 million and $1.7 million, respectively, which was primarily due to payments for tax withholding related to vesting of restricted stock units, partially offset by proceeds from the exercise of stock options.
Contractual Obligations and Other Commitments
In November 2020, we entered into an agreement to lease approximately 700,000 square feet of space to be used as a fulfillment center in Salt Lake City, Utah. We expect to classify this lease as an operating lease, with a commencement date of late fiscal 2021 or early fiscal 2022. The lease expires in 2030 and we expect to record fixed operating lease costs of approximately $33.1 million over the life of the lease.
There have been no other material changes to our contractual obligations and other commitments as disclosed in our Annual Report on Form 10-K for the fiscal year ended August 1, 2020 (“2020 Annual Report”).
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
There have been no significant changes to our critical accounting policies and estimates as discussed in our 2020 Annual Report.

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We are primarily exposed to market risks through interest rate risk on our investments. As of October 31, 2020, we had $229.6 million in highly rated investments accounted for as available-for-sale securities, which are presented on our balance sheet at their fair market value. These interest-earning instruments carry a degree of interest rate risk; however, a hypothetical 10% change in interest rates during the three months ended October 31, 2020, would not have had a material impact on our condensed consolidated financial statements.
Foreign Currency Risk
As of October 31, 2020, our revenue was earned in U.S. dollars and British pound sterling. Our expansion into the UK exposes us to fluctuations in foreign currency exchange rates. Fluctuations in foreign currency exchange rates may also result in transaction gains or losses on transactions in currencies other than the U.S. Dollar or British pound sterling. For the three months ended October 31, 2020, a hypothetical 10% increase or decrease in current exchange rates would not have had a material impact on our condensed consolidated financial results.
ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report. Based on the evaluation of our disclosure controls and procedures as of October 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
Despite the fact that most of our employees are working remotely due to the COVID-19 pandemic, there were no changes during the quarter ended October 31, 2020, in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We will continue to monitor and assess the impact of COVID-19 on our internal controls.
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

PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
On October 11, 2018, October 26, 2018, November 16, 2018, and December 10, 2018, four putative class action lawsuits alleging violations of the federal securities laws were filed in the U.S. District Court for the Northern District of California, naming as defendants us and certain of our officers. The four lawsuits each make the same allegations of violations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), by us and our officers for allegedly making materially false and misleading statements regarding our active client growth and strategy with respect to television advertising between June 2018 and October 2018. The plaintiffs seek unspecified monetary damages and other relief. The four lawsuits have been consolidated and a lead plaintiff has been appointed. On September 18, 2019, the lead plaintiff in the consolidated class action lawsuits (the “Class Action”) filed a consolidated complaint for violation of the federal securities laws. On October 28, 2019, we and other defendants filed a motion to dismiss the consolidated complaint. The lead plaintiff filed an opposition to the motion to dismiss on December 9, 2019, and we and the other defendants filed our reply in support of our motion to dismiss on December 30, 2019. The court granted our motion to dismiss on September 30, 2020 but allowed the lead plaintiff to file an amended complaint. On November 6, 2020, the lead plaintiff filed his amended complaint. We filed a motion to dismiss the amended complaint on December 7, 2020.
On December 12, 2018, a derivative action was filed against our directors in the same court, alleging the same violations of securities laws as alleged in the Class Action and breach of fiduciary duties. The derivative action has been stayed pending the outcome of the motion to dismiss in the Class Action pursuant to the parties’ stipulation. On December 12, 2019, a second derivative action was filed against our directors in the same court, alleging the same violations of securities laws and breach of fiduciary duties as the other derivative action. The second derivative action has also been stayed pending the outcome of the motion to dismiss in the Class Action pursuant to the parties’ stipulation. The two derivative actions have been related to each other and to the Class Action, and all the related cases are now proceeding before a single judge in the U.S. District Court for the Northern District of California.
On August 10, 2020, a representative action under California’s Private Attorneys General Act was filed against us in the Superior Court for the State of California, County of San Diego. The complaint alleged various violations of California’s wage and hour laws relating to our current and former non-exempt stylist employees and seeks attorney’s fees and penalties. In November 2020, the Superior Court approved the settlement that we reached with the plaintiffs to resolve this matter.
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

Risks Relating to Our Business
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
These factors have resulted in significant disruption that has negatively impacted and may continue to negatively impact our business, including our operational capacity. While all of our fulfillment centers are currently open, they were operating at a reduced capacity in the third fiscal quarter of 2020 as employees worked on an opt-in basis and with social distancing protocols that required fewer employees to be in a fulfillment center than previously. We also provided all of our fulfillment center employees four weeks of flexible paid time off. Due to these measures, we had significantly less capacity in our warehouses during the third quarter of fiscal year 2020, which resulted in delayed Fix shipments, a significant Fix backlog, delayed inventory and return processing, extended wait times for clients, and inventory management challenges. During the fourth quarter of fiscal year 2020 and the first fiscal quarter of 2021, we experienced smaller, intermittent interruptions at some of our fulfillment centers when we temporarily closed for part of a work day or for a full day to perform safety and cleaning procedures following an employee testing positive for COVID-19.
There continues to be a great deal of uncertainty around the breadth and duration of the COVID-19 pandemic and its impact on U.S. and global economic activity and consumer behavior, particularly as infection rates and cases have increased during the last few months. Unemployment rates in the U.S. and UK have increased significantly, which has dampened and could continue to dampen consumer spending and demand for our service, as could the possibility of a national or global economic recession or depression. To the extent the impact of COVID-19 continues or worsens, or if there is a resurgence after any containment, consumer behavior may be altered for an extended period, which would impact our results of operations and financial condition.
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
We currently receive and distribute merchandise at seven fulfillment centers in the United States and are in the process of building out another fulfillment center in the United States. We also have an eighth fulfillment center in the United Kingdom, which is operated by a third party. During the third quarter of our 2020 fiscal year, in response to the COVID-19 pandemic, we temporarily closed three of our eight fulfillment centers, offered our fulfillment center employees four weeks of paid time off, and reduced the maximum number of employees in each fulfillment center in order to implement social distancing protocols. These changes resulted in operational constraints, which in turn temporarily reduced our ability to ship merchandise to clients and earn revenue during the third quarter of our 2020 fiscal year. During the fourth quarter of fiscal year 2020, we experienced smaller, intermittent interruptions at some of our fulfillment centers when we temporarily closed for part of a work day or for a full day to perform safety and cleaning procedures following notice that an employee tested positive for COVID-19. If there is a resurgence of COVID-19 in the areas where our fulfillment centers are located, or we or our third-party partner are unable to adequately staff our fulfillment centers to meet demand in the future, or if the cost of such staffing is higher than historical or projected costs due to mandated wage increases, regulatory changes, international expansion, or other factors, these effects could be exacerbated and our operating results could be further harmed. For example, during the fourth quarter of fiscal 2020, we experienced some difficulty hiring employees in two of our warehouse locations, which we attribute to COVID-19 concerns and to increased competition and rising wages for eCommerce fulfillment center workers as eCommerce demand accelerates. To address this, during the first fiscal quarter of 2021, we increased wages in our fulfillment centers so we would be more competitive in hiring employees. In addition, operating fulfillment centers comes with potential risks, such as workplace safety issues and employment claims for the failure or alleged failure to comply with labor laws or laws respecting union organizing activities. Furthermore, if we fail to comply with wage and hour laws for our nonexempt employees, many of whom work in our fulfillment centers, we could be subject to legal risk, including claims for back wages, unpaid overtime pay, and missed meal and rest periods, which could be on a class or representative basis. Any such issues may result in delays in shipping times, reduced packing quality, or costly litigation, and our reputation and operating results may be harmed.
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
Our business and operating results are subject to global economic conditions and their impact on consumer discretionary spending. Some of the factors that may negatively influence consumer spending include high levels of unemployment; higher consumer debt levels; reductions in net worth, declines in asset values, and related market uncertainty; home foreclosures and reductions in home values; fluctuating interest rates and credit availability; fluctuating fuel and other energy costs; fluctuating commodity prices; and general uncertainty regarding the overall future political and economic environment. We have experienced many of these factors due to the COVID-19 pandemic and related responses and have, at times, seen negative impacts on client demand as a result. Furthermore, any increases in consumer discretionary spending during times of crisis may be temporary, such as those related to government stimulus programs. Consumer spending in the United States may decrease if the federal government does pass additional comprehensive stimulus programs. Economic conditions in certain regions may also be affected by natural disasters, such as hurricanes, tropical storms, earthquakes, and wildfires; other public health crises; and other major unforeseen events. Consumer purchases of discretionary items, including the merchandise that we offer, generally decline during recessionary periods or periods of economic uncertainty, when disposable income is reduced or when there is a reduction in consumer confidence.
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
To effectively manage our growth, we must continue to implement our operational plans and strategies, improve and expand our infrastructure of people and information systems, and expand, train, and manage our employee base. From inception to date, we have rapidly and significantly increased our employee headcount to support the growth of our business. We added a significant number of employees during fiscal years 2019 and 2020 and may do so again in the future. Since our initial public offering in 2017, we have expanded across all areas of our business. To support continued growth, we must effectively integrate, develop, and motivate a large number of new employees while maintaining our corporate culture, which is made more challenging in the face of shelter-in-place orders and other restrictions issued by governments in response to the COVID-19 pandemic. The risks associated with a rapidly growing workforce will be particularly acute as we expand internationally, as we are less familiar with the labor markets outside of the United States, and if we choose to expand into new merchandise categories.
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
Our success depends on our ability to attract new clients in a cost-effective manner. To expand our client base, we must appeal to and acquire clients who have historically used other means to purchase apparel, shoes, and accessories, such as traditional brick-and-mortar apparel retailers or the websites of our competitors. We also face competition for clients from other retailers who offer or plan to offer similar services as ours. We reach new clients through paid marketing, referral programs, organic word of mouth, and other methods of discovery, such as mentions in the press or internet search engine results. Starting in calendar 2017, we began to increase our paid marketing expenses by investing more in digital marketing and launching our first television advertising campaigns. Although we have reduced our marketing spend at times, including during the third fiscal quarter of 2020 in light of the operational constraints we experienced due to the effects of the COVID-19 pandemic, we expect to increase our spending on digital, television, and other paid marketing channels in the future and cannot be certain that these efforts will yield more clients, continue to achieve meaningful payback on our investments, or be as cost effective. For example, we expect to increase marketing spend during the remainder of our fiscal year 2021 in an effort to take market share as we seek to capitalize on the apparel industry dislocation caused by the COVID-19 pandemic. Although we expect to increase marketing spend over time, our marketing activity and spend may vary from period to period, which may result in faster or slower rates of active client growth in any given period. Moreover, new clients may not purchase from us as frequently or spend as much with us as existing clients, and the revenue generated from new clients may not be as high as the revenue generated from our existing clients. For example, net revenue per active client dropped to $467 as of October 31, 2020 compared to $485 as of November 2, 2019. These factors may harm our growth prospects and our business could be adversely affected.
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
Promoting awareness of our service is important to our ability to grow our business, drive client engagement, and attract new clients. We believe that much of the growth in our client base during our first five years originated from referrals, organic word of mouth, and other methods of discovery, as our marketing efforts and expenditures were relatively limited. In recent years, we increased our paid marketing initiatives and intend to continue to do so. For example, we expect to increase marketing spend during the remainder of our fiscal year 2021 in an effort to take market share as we seek to capitalize on the apparel industry dislocation caused by the COVID-19 pandemic. Our marketing efforts currently include client referrals, affiliate programs, partnerships, display advertising, television, print, radio, video, content, direct mail, social media, email, mobile “push” communications, search engine optimization, and keyword search campaigns. In February 2019, we launched our first integrated brand marketing campaign. We have limited or no experience marketing our services using some of these methods and our efforts may be unsuccessful. External factors beyond our control, including general economic conditions and decreased discretionary consumer spending, may also impact the success of our marketing initiatives or how much we decide to spend on marketing in a given period. For example, in response to the COVID-19 pandemic, we reduced our marketing expenditures in the third quarter of our fiscal year 2020. This led to fewer new clients being acquired in the third quarter, which we anticipate may impact demand for several subsequent quarters.
Our marketing initiatives may become increasingly expensive and generating a meaningful return on those initiatives may be difficult, such as the increased costs we have seen in certain digital marketing channels. We may also adjust our marketing activity from period to period as we launch new initiatives or offerings, such as direct buy, run tests, or make decisions on marketing investments in response to anticipated rates of return, such as when we identify favorable cost per acquisition trends. For example, although we historically reduced our advertising during the holiday season, when many other retailers compete for marketing opportunities, we plan more robust advertising during our second fiscal quarter of 2021 because we believe our direct-buy offering can play a better role with clients’ intent-based shopping during the holiday season. Even if we successfully increase revenue as a result of our paid marketing efforts, it may not offset the additional marketing expenses we incur.
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
We do not have long-term employment or non-competition agreements with any of our personnel. Senior employees have left Stitch Fix in the past and others may in the future, which we cannot necessarily anticipate and whom we may not be able to promptly replace. For example, after our Chief Financial Officer left in December 2019, we conducted a search for a candidate to replace him that did not conclude until we announced the hiring of Dan Jedda as our Chief Financial Officer in December 2020. Additionally, in November 2020, our President, Chief Operating Officer and Interim Chief Financial Officer, Mike Smith, announced his intention to resign from the Company. The loss of one or more of our key personnel or the inability to promptly identify a suitable successor to a key role could have an adverse effect on our business. In particular, Katrina Lake, our Founder and Chief Executive Officer has unique and valuable experience leading our company from its inception through today. If she were to depart or otherwise reduce her focus on Stitch Fix, our business may be disrupted. We do not currently maintain key-person life insurance policies on any member of our senior management team or other key employees.
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
Approximately 5,600 of our employees are stylists, most of whom work remotely and on a part-time basis for us and are paid hourly. They track and report the time they spend working for us. These employees are classified as nonexempt under federal and state law. If we fail to effectively manage our stylists, including by ensuring accurate tracking and reporting of their hours worked and proper processing of their hourly wages, then we may face claims alleging violations of wage and hour employment laws, including, without limitation, claims of back wages, unpaid overtime pay, and missed meal and rest periods. Any such employee litigation could be attempted on a class or representative basis. For example, in August 2020, a representative action under California’s Private Attorneys General Act was filed against us alleging various violations of California’s wage and hour laws relating to our current and former non-exempt stylist employees. While we were able to settle this matter, future litigation concerning our styling employees could be expensive and time-consuming regardless of whether the claims against us are valid or whether we are ultimately determined to be liable, and could divert management’s attention from our business. We could also be adversely affected by negative publicity, litigation costs resulting from the defense of these claims, and the diversion of time and resources from our operations.
We recently eliminated substantially all of our stylist positions in California and hired more stylists in our other regions of the United States to replace these positions. During our fourth fiscal quarter of 2020, as we reduced our number of stylists in California and increased our hiring of stylists in other locations, we experienced challenges managing overall styling capacity as we tried to meet increases in client demand. While we made substantial new styling team hires outside of California during our first fiscal quarter of 2021, if we fail to effectively onboard and train these new stylists or if they don’t perform as we expect, the personalized styling experience we offer to our clients may be impacted and our business may suffer.
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
Recently, the United States Treasury Department placed sanctions on China’s Xinjiang Production and Construction Corporation (XPCC) for serious human rights abuses against ethnic minorities in China’s Xinjiang Uyghur Autonomous Region (XUAR). The XUAR is the source of large amounts of cotton and textiles for the global apparel supply chain and XPCC controls many of the cotton farms and much of the textile industry in the region. Although we do not knowingly do business with XPCC and we prohibit our apparel vendors from doing business with XPCC, we could be subject to penalties, fines or sanctions if any of the vendors from which we purchase goods is found to have dealings, directly or indirectly with XPCC or entities it controls. Even if we were not subject to penalties, fines or sanctions, if products we source are linked in any way to XPCC, our reputation could be damaged.
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
We collect and maintain significant amounts of personal information and other data relating to our clients and employees. Numerous laws, rules, and regulations in the United States and internationally, including the EU’s General Data Protection Regulation (the “GDPR”) and California’s Consumer Privacy Act (the “CCPA”), govern privacy and the collection, use, and protection of personal information. These laws, rules, and regulations evolve frequently and may be inconsistent from one jurisdiction to another or may be interpreted to conflict with our practices. Any failure or perceived failure by us or any third parties with which we do business to comply with these laws, rules, and regulations, or with other obligations to which we may be or become subject, may result in actions against us by governmental entities, private claims and litigation, fines, penalties, or other liabilities. Any such action would be expensive to defend, damage our reputation, and adversely affect our business and operating results. For example, the GDPR imposes more stringent data protection requirements and provides greater penalties for noncompliance than previous data protection laws. Further, the UK government withdrew from the EU on January 31, 2020, subject to a transition period that is currently set to end on December 31, 2020 (“Brexit”). The regulation of data protection in the UK after December 31, 2020 is still uncertain and depends on ongoing negotiations between the UK and the EU. The UK government intends to enact data protection laws consistent with the GDPR but there may be further developments, in particular regarding how transfers of data to and from the UK are regulated. Thus, it is uncertain whether our operations in, and data transfers to and from, the UK can comply with UK and EU law post-Brexit. Similarly, the State of California legislature passed the CCPA, which became effective on January 1, 2020. The CCPA requires us to make new disclosures to consumers about our data collection, use, and sharing practices. The CCPA also allows consumers to opt out of certain data sharing with third parties, and provides a new cause of action for data breaches with the possibility of significant statutory damage awards. The CCPA prohibits discrimination against individuals who exercise their privacy rights, provides for civil penalties for violations, and creates a private right of action for data breaches that is expected to increase data breach litigation. Since the enactment of the CCPA, new privacy and data security laws have been proposed in more than half of the U.S. states and in the U.S. Congress, reflecting a trend toward more stringent privacy legislation in the U.S. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, dissemination, and security of data.
The costs of compliance with and other burdens imposed by privacy and data security laws and regulations may reduce the efficiency of our marketing, lead to negative publicity, make it more difficult or more costly to meet expectations of or commitments to clients, or lead to significant fines, penalties or liabilities for noncompliance, any of which could harm our business. These laws could also impact our ability to offer our products in certain locations. The costs, burdens, and potential liabilities imposed by existing privacy laws could be compounded if other jurisdictions in the U.S. or abroad begin to adopt similar or more restrictive laws.
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
Our principal offices and one of our fulfillment centers are located in the San Francisco Bay Area, which has a history of earthquakes, and are thus vulnerable to damage. We also operate offices and fulfillment centers in other regions. Natural disasters, such as earthquakes, hurricanes, tornadoes, floods, fires, and other adverse weather and climate conditions; unforeseen public health crises, such as COVID-19 or other pandemics and epidemics; political crises, such as terrorist attacks, war, and other political instability; or other catastrophic events, whether occurring in the United States or internationally, could disrupt our operations in or cause us to close one or more of our offices and fulfillment centers or could disrupt, delay, or otherwise negatively impact the operations of one or more of our third-party providers or vendors. Furthermore, these types of events could impact our merchandise supply chain, including our ability to ship merchandise to clients from or to the impacted region, and could impact our ability or the ability of third parties to operate our sites and ship merchandise. In addition, these types of events could negatively impact consumer spending in the impacted regions. In fact, the COVID-19 pandemic has: disrupted our operations in and caused us to close our offices and require that most of our employees work from home; disrupted our operations in and caused us to close three of our eight fulfillment centers; required us to implement various operational changes to ensure the health and safety of our employees; had a range of negative effects on the operations of our third-party providers and vendors, including our merchandise supply chain; and negatively impacted consumer spending and the economy generally. Because the COVID-19 pandemic has caused many of these factors to materialize, as described above and throughout these risk factors, it has adversely affected our business and operating results. Ongoing or heightened resurgences of COVID-19 in the future or the occurrence of another disaster or crisis could recreate and/or exacerbate these effects.
If we are unable to maintain effective internal control over financial reporting, investors may lose confidence in the accuracy of our reported financial information and this may lead to a decline in our stock price.
We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Specifically, the Sarbanes-Oxley Act requires management to assess the effectiveness of our internal controls over financial reporting and to report any material weaknesses in such internal control. We have in the past experienced material weaknesses and significant deficiencies in our internal controls, including for our fiscal year ended August 3, 2019. Management has concluded that our internal control over financial reporting was effective as of August 1, 2020, and remained effective through October 31, 2020. However, our testing, or the subsequent testing by our independent public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. If we or our accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, it could harm our operating results, adversely affect our reputation, or result in inaccurate financial reporting. Furthermore, should any such deficiencies arise we could be subject to lawsuits, sanctions or investigations by regulatory authorities, including SEC enforcement actions and we could be required to restate our financial results, any of which would require additional financial and management resources.
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
The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017, and contains many significant changes to U.S. federal tax laws. The Tax Act requires complex computations that were not previously provided for under U.S. tax law. We provided for an estimated effect of the Tax Act in our financial statements for the period ended July 28, 2018. In addition, on March 27, 2020, the U.S. enacted the CARES Act. We provided for an estimated effect of the CARES Act in our financial statements for the period ended October 31, 2020. The Tax Act and the CARES Act require significant judgments to be made in the interpretation of the law and significant estimates in the calculation of the provision for income taxes. However, additional guidance may be issued by the Internal Revenue Service (“IRS”), the Department of the Treasury, or other governing body that may significantly differ from our interpretation of the law, which may result in a material adverse effect on our business, cash flow, results of operations, or financial conditions.
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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As a result, the holders of our Class B common stock, including our directors, executive officers, and their affiliates, are able to exercise considerable influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stock holdings represent less than 50% of the outstanding shares of our capital stock. As of December 3, 2020, 43,118,916 of our 104,861,582 shares outstanding were held by our directors, executive officers, and their affiliates, and 41,028,581 of such shares held by our directors, executive officers, and their affiliates were shares of Class B common stock. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests. This control may adversely affect the market price of our Class A common stock.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
None.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

	Exhibit Number	Description	Incorporation By Reference
			Form	SEC File No.	Exhibit	Filing Date	Filed or Furnished Herewith
	3.1	Amended and Restated Certificate of Incorporation of Stitch Fix, Inc.	8-K	001-38291	3.1	11/21/2017
	3.2	Amended and Restated Bylaws of Stitch Fix, Inc.	8-K	001-38291	3.2	11/21/2017
	10.1	Offer Letter, by and between Stitch Fix, Inc. and Dan Jedda, dated October 29, 2019.					X
	31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
	31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
	32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
	101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X
	101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
	104	Cover Page Interactive Data File (the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
*	The certification attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Stitch Fix, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Stitch Fix, Inc.
Date:	December 8, 2020	By:	/s/ Michael Smith
Michael Smith
President, Chief Operating Officer, and Interim Chief Financial Officer
(Principal Financial and Accounting Officer)