Form 10-Q
period 2021-01-30
Stitch Fix, Inc.
filed 2021-03-09
CIK 1576942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of March 4, 2021, the number of outstanding shares of the registrant’s Class A common stock, par value $0.00002 per share, was 68,157,985, and the number of outstanding shares of the registrant’s Class B common stock, par value $0.00002 per share, was 38,187,641.

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

Stitch Fix, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	January 30, 2021	August 1, 2020
Assets
Current assets:
Cash and cash equivalents	$140,031	$143,455
Short-term investments	166,957	143,037
Inventory, net	182,422	124,816
Prepaid expenses and other current assets	49,911	55,002
Total current assets	539,321	466,310
Long-term investments	62,395	95,097
Federal income tax receivable	44,896	742
Property and equipment, net	73,576	70,369
Operating lease right-of-use assets	130,291	132,615
Other long-term assets	5,543	4,296
Total assets	$856,022	$769,429
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$96,788	$85,177
Operating lease liabilities	25,718	24,333
Accrued liabilities	116,647	77,590
Gift card liability	12,259	8,590
Deferred revenue	14,953	13,059
Other current liabilities	8,344	3,406
Total current liabilities	274,709	212,155
Operating lease liabilities, net of current portion	134,341	140,175
Other long-term liabilities	13,438	16,062
Total liabilities	422,488	368,392
Commitments and contingencies (Note 6)
Stockholders’ equity:
Class A common stock, $0.00002 par value – 2,000,000,000 shares authorized as of January 30, 2021, and August 1, 2020; 66,314,820 and 58,440,930 shares issued and outstanding as of January 30, 2021, and August 1, 2020, respectively	1	1
Class B common stock, $0.00002 par value – 100,000,000 shares authorized as of January 30, 2021, and August 1, 2020; 39,992,920 and 45,314,577 shares issued and outstanding as of January 30, 2021, and August 1, 2020, respectively	1	1
Additional paid-in capital	392,205	348,750
Accumulated other comprehensive income (loss)	3,268	2,728
Retained earnings	38,059	49,557
Total stockholders’ equity	433,534	401,037
Total liabilities and stockholders’ equity	$856,022	$769,429
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stitch Fix, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(In thousands, except share and per share amounts)

	For the Three Months Ended		For the Six Months Ended
	January 30, 2021	February 1, 2020	January 30, 2021	February 1, 2020
Revenue, net	$504,087	$451,784	$994,510	$896,599
Cost of goods sold	287,744	249,597	558,716	493,110
Gross profit	216,343	202,187	435,794	403,489
Selling, general, and administrative expenses	256,694	193,689	495,678	394,831
Operating income (loss)	(40,351)	8,498	(59,884)	8,658
Interest (income) expense	(642)	(1,477)	(1,803)	(3,130)
Other (income) expense, net	107	28	312	862
Income (loss) before income taxes	(39,816)	9,947	(58,393)	10,926
Provision (benefit) for income taxes	(18,777)	(1,484)	(46,895)	(327)
Net income (loss)	$(21,039)	$11,431	$(11,498)	$11,253
Other comprehensive income (loss):
Change in unrealized gain (loss) on available-for-sale securities, net of tax	(388)	247	(1,051)	75
Foreign currency translation	1,929	651	1,591	2,406
Total other comprehensive income (loss), net of tax	1,541	898	540	2,481
Comprehensive income (loss)	$(19,498)	$12,329	$(10,958)	$13,734
Net income (loss) attributable to common stockholders:
Basic	$(21,039)	$11,431	$(11,498)	$11,253
Diluted	$(21,039)	$11,431	$(11,498)	$11,253
Earnings (loss) per share attributable to common stockholders:
Basic	$(0.20)	$0.11	$(0.11)	$0.11
Diluted	$(0.20)	$0.11	$(0.11)	$0.11
Weighted-average shares used to compute earnings (loss) per share attributable to common stockholders:
Basic	105,544,515	102,045,087	104,840,283	101,801,666
Diluted	105,544,515	104,637,548	104,840,283	104,018,782

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stitch Fix, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	For the Three Months Ended January 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of October 31, 2020	104,721,741	$2	$367,760	$1,727	$59,098	$428,587
Issuance of common stock upon exercise of stock options	1,076,410	—	15,433	—	—	15,433
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	509,589	—	(17,114)	—	—	(17,114)
Stock-based compensation	—	—	26,126	—	—	26,126
Net income (loss)	—	—	—	—	(21,039)	(21,039)
Other comprehensive income (loss), net of tax	—	—	—	1,541	—	1,541
Balance as of January 30, 2021	106,307,740	$2	$392,205	$3,268	$38,059	$433,534

	For the Three Months Ended February 1, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of November 2, 2019	101,708,646	$2	$290,720	$1,396	$116,496	$408,614
Issuance of common stock upon exercise of stock options	503,891	—	5,140	—	—	5,140
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	231,638	—	(3,044)	—	—	(3,044)
Stock-based compensation	—	—	15,871	—	—	15,871
Net income (loss)	—	—	—	—	11,431	11,431
Other comprehensive income (loss), net of tax	—	—	—	898	—	898
Balance as of February 1, 2020	102,444,175	$2	$308,687	$2,294	$127,927	$438,910

	For the Six Months Ended January 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of August 1, 2020	103,755,507	2	348,750	2,728	49,557	$401,037
Issuance of common stock upon exercise of stock options	1,601,726	—	20,539	—	—	20,539
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	950,507	—	(24,116)	—	—	(24,116)
Stock-based compensation	—	—	47,032	—	—	47,032
Net income (loss)	—	—	—	—	(11,498)	(11,498)
Other comprehensive income (loss), net of tax	—	—	—	540	—	540
Balance as of January 30, 2021	106,307,740	$2	$392,205	$3,268	$38,059	$433,534

	For the Six Months Ended February 1, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of August 3, 2019	101,397,480	$2	$279,511	$(187)	$116,674	$396,000
Issuance of common stock upon exercise of stock options	626,559	—	5,658	—	—	5,658
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	420,136	—	(5,256)	—	—	(5,256)
Stock-based compensation	—	—	28,774	—	—	28,774
Net income (loss)	—	—	—	—	11,253	11,253
Other comprehensive income (loss), net of tax	—	—	—	2,481	—	2,481
Balance as of February 1, 2020	102,444,175	$2	$308,687	$2,294	$127,927	$438,910

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stitch Fix, Inc.
Condensed Consolidated Statements of Cash Flow
(Unaudited)
(In thousands)

	For the Six Months Ended
	January 30, 2021	February 1, 2020
Cash Flows from Operating Activities
Net income (loss)	$(11,498)	$11,253
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	—	(4,865)
Inventory reserves	4,619	2,831
Stock-based compensation expense	44,684	27,881
Depreciation, amortization, and accretion	14,206	10,347
Other	214	71
Change in operating assets and liabilities:
Inventory	(62,024)	(31,586)
Prepaid expenses and other assets	2,524	5,167
Long-term federal income tax receivable	(44,154)	—
Operating lease right-of-use assets and liabilities	(793)	141
Accounts payable	11,261	(4,870)
Accrued liabilities	38,763	15,254
Deferred revenue	1,884	(729)
Gift card liability	3,669	3,160
Other liabilities	2,311	4,187
Net cash provided by (used in) operating activities	5,666	38,242
Cash Flows from Investing Activities
Purchases of property and equipment	(13,894)	(11,446)
Purchases of securities available-for-sale	(112,646)	(129,925)
Sales of securities available-for-sale	29,317	14,095
Maturities of securities available-for-sale	90,439	81,675
Net cash provided by (used in) investing activities	(6,784)	(45,601)
Cash Flows from Financing Activities
Proceeds from the exercise of stock options, net	20,539	5,658
Payments for tax withholding related to vesting of restricted stock units	(24,116)	(5,256)
Net cash provided by (used in) financing activities	(3,577)	402
Net increase (decrease) in cash and cash equivalents	(4,695)	(6,957)
Effect of exchange rate changes on cash	1,271	2,014
Cash and cash equivalents at beginning of period	143,455	170,932
Cash and cash equivalents at end of period	$140,031	$165,989
Supplemental Disclosure
Cash paid for income taxes	$227	$90
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$5,530	$4,474
Capitalized stock-based compensation	$2,348	$893
Leasehold improvements paid by landlord	$—	$7,406
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stitch Fix, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Description of Business
Stitch Fix, Inc. (“we,” “our,” “us” or the “Company”) delivers one-to-one personalization to our clients through the combination of data science and human judgment. Our stylists hand select items from a broad range of merchandise. Stylists pair their own judgment with our analysis of client and merchandise data to provide a personalized shipment of apparel, shoes, and accessories suited to each client’s needs. We call each of these unique shipments a Fix. After receiving a Fix, our clients purchase the items they want to keep and return the other items. We also provide a direct-buy offering that allows clients the flexibility of purchasing items outside of a Fix. Through direct buy, clients are offered previously purchased items in different colors, sizes, or prints, as well as a personalized set of algorithmically generated items based on their prior purchases or style preferences. We are incorporated in Delaware and have operations in the United States and the United Kingdom (“UK”).
COVID-19 Update
We are closely monitoring the effects of the ongoing coronavirus (“COVID-19”) outbreak and its impact on our business. The full impact of the COVID-19 crisis on our business will depend on factors such as the length of time of the pandemic; how federal, state and local governments are responding; the efficacy of the COVID-19 vaccines, the efficiency of vaccines roll-outs and timing of when these vaccines will be widely available to our employees and the general population; the longer-term impact of the crisis on the economy and consumer behavior; and the effect on our clients, employees, vendors, and other partners. As a result of the COVID-19 pandemic, in the third quarter of fiscal 2020 we temporarily closed three of our eight fulfillment centers, operated at significantly reduced capacity for much of the third quarter as a result of such temporary closures, and reduced our marketing in light of this reduced capacity. During the fourth quarter of fiscal 2020, our fulfillment centers returned to higher capacity levels. In the first and second quarters of fiscal 2021, we experienced smaller, intermittent interruptions at our fulfillment centers when we temporarily closed for part of a work day or for a full day to perform safety and cleaning procedures following an employee testing positive for COVID-19.
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
Coronavirus Aid, Relief, and Economic Security Act
On March 27, 2020, the U.S. enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which among other things, permits net operating loss (“NOL”) carryovers and carrybacks to offset 100% of taxable income for tax years beginning before 2021 and allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. We provided for an estimated effect of the CARES Act in our financial statements for the period ended January 30, 2021.
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
In the first quarter of fiscal 2021, we adopted Accounting Standards Update (“ASU”) No. 2016-13, or “CECL,” which changed the way we evaluate available-for-sale securities for impairment. We no longer evaluate available-for-sale debt securities under the “other than temporary” impairment model, but now use an expected credit loss model. For debt securities with an amortized cost basis in excess of estimated fair value, we determine what amount of that deficit, if any, is caused by expected credit losses. The portion of the deficit attributable to expected credit losses is recognized in other (income) expense, net on our condensed consolidated statements of income. During the three and six months ended January 30, 2021, we did not record any expected credit losses on our available-for-sale debt securities.
We have elected to present accrued interest receivable separately from short-term and long-term investments on our condensed consolidated balance sheets. Accrued interest receivable was $1.0 million as of January 30, 2021, and was recorded in prepaid expenses and other current assets. We have also elected to exclude accrued interest receivable from the estimation of expected credit losses on our available-for-sale securities and reverse accrued interest receivable through interest income (expense) when amounts are determined to be uncollectible. We did not write off any accrued interest receivable during the three and six months ended January 30, 2021.
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
We deduct discounts, sales tax, and estimated refunds to arrive at net revenue. Sales tax collected from clients is not considered revenue and is included in accrued liabilities until remitted to the taxing authorities. All shipping and handling costs are accounted for as fulfillment costs in cost of goods sold and as selling, general, and administrative expense (“SG&A”), respectively, and are therefore not evaluated as a separate performance obligation. Discounts are recorded as a reduction to revenue when the order is accepted. We record a refund reserve based on our historical refund patterns. Our refund reserve, which is included in accrued liabilities in the condensed consolidated balance sheets, was $9.0 million and $5.0 million as of January 30, 2021, and August 1, 2020, respectively.
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

The following table summarizes the balances of contractual liabilities included in other current liabilities, deferred revenue and gift card liability as of the dates indicated:

(in thousands)	January 30, 2021	August 1, 2020
Deferred revenue
Upfront styling fees	$10,327	$9,119
Style Pass annual fees	3,103	2,711
Direct order	1,523	$1,229
Total deferred revenue	$14,953	$13,059
Gift card liability	$12,259	$8,590
Other current liabilities
Referral credits	$7,199	$2,577
The following table summarizes revenue recognized during the six months ended January 30, 2021, that was previously included in deferred revenue, gift card liability, and other current liabilities at August 1, 2020:

(in thousands)	Revenue Recognized From Amounts Previously Included in Deferred Balances at August 1, 2020
Upfront styling fees	9,110
Style Pass annual fees	1,581
Direct order	947
Gift card liability	2,245
Referral credits	1,732
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
No client accounted for greater than 10% of total revenue, net for the three and six months ended January 30, 2021, and February 1, 2020, respectively.
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
Our financial instruments consist of cash and cash equivalents, short-term and long-term investments, accounts payable, and accrued liabilities. At January 30, 2021, and August 1, 2020, the carrying values of cash and cash equivalents, accounts payable, and accrued liabilities approximated fair value due to their short-term maturities.
The following table sets forth the amortized cost, gross unrealized gains, gross unrealized losses and fair values of our short-term and long-term investments accounted for as available-for-sale securities as of January 30, 2021, and August 1, 2020:

	January 30, 2021				August 1, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial Assets:
Investments:
U.S. Treasury securities	$70,193	$204	$—	$70,397	$67,335	$516	$(1)	$67,850
Certificates of deposit	11,350	—	—	11,350	6,150	—	—	6,150
Commercial paper	41,987	—	—	41,987	35,331	—	—	35,331
Asset-backed securities	22,832	118	(4)	22,946	44,854	410	(4)	45,260
Corporate bonds	82,398	276	(2)	82,672	82,821	723	(1)	83,543
Total	$228,760	$598	$(6)	$229,352	$236,491	$1,649	$(6)	$238,134

The following table sets forth the fair value of available-for-sale securities by contractual maturity as of January 30, 2021, and August 1, 2020:

	January 30, 2021				August 1, 2020
(in thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Financial Assets:
Investments:
U.S. Treasury securities	$70,397	$—	$—	$70,397	$38,794	$29,056	$—	$67,850
Certificates of deposit	11,350	—	—	11,350	6,150	—	—	6,150
Commercial paper	41,987	—	—	41,987	35,331	—	—	35,331
Asset-backed securities	6,095	16,851	—	22,946	6,657	38,603	—	45,260
Corporate bonds	37,128	45,544	—	82,672	56,105	27,438	—	83,543
Total	$166,957	$62,395	$—	$229,352	$143,037	$95,097	$—	$238,134

The following table sets forth our cash equivalents, and short-term and long-term investments accounted for as available-for-sale securities that were measured at fair value on a recurring basis based on the fair value hierarchy as of January 30, 2021, and August 1, 2020:

	January 30, 2021				August 1, 2020
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$4,504	$—	$—	$4,504	$2,394	$—	$—	$2,394
U.S Treasury securities	7,228	—	—	7,228	—	—	—	—
Investments:
U.S. Treasury securities	70,397	—	—	70,397	67,850	—	—	67,850
Certificates of deposit	—	11,350	—	11,350	—	6,150	—	6,150
Commercial paper	—	41,987	—	41,987	—	35,331	—	35,331
Asset-backed securities	—	22,946	—	22,946	—	45,260	—	45,260
Corporate bonds	—	82,672	—	82,672	—	83,543	—	83,543
Total	$82,129	$158,955	$—	$241,084	$70,244	$170,284	$—	$240,528

There were no transfers of financial assets or liabilities into or out of Level 1, Level 2, or Level 3 for the three and six months ended January 30, 2021, and February 1, 2020.

4.    Accrued Liabilities
Accrued liabilities consisted of the following:

(in thousands)	January 30, 2021	August 1, 2020
Compensation and related benefits	$12,368	$11,987
Advertising	24,020	14,979
Sales taxes	12,002	7,134
Shipping and freight	19,163	8,624
Accrued accounts payable	10,135	5,892
Inventory purchases	19,341	15,427
Other	19,618	13,547
Total accrued liabilities	$116,647	$77,590
California Styling Organization
On June 1, 2020, we announced a restructuring plan to eliminate substantially all of our Styling team based in California. As a result of this restructuring, we recognized aggregate charges of $4.8 million for termination benefits within selling, general, and administrative expenses during 2020. Cash payments of $3.1 million and $1.7 million occurred during 2021 and 2020, respectively, with no outstanding liability as of January 30, 2021. Other costs such as relocation assistance were expensed as incurred.
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
As of January 30, 2021, we did not have any borrowings outstanding under the Credit Agreement and we were in compliance with all financial covenants.
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
On October 11, 2018, October 26, 2018, November 16, 2018, and December 10, 2018, four putative class action lawsuits alleging violations of the federal securities laws were filed in the U.S. District Court for the Northern District of California, naming as defendants us and certain of our officers. The four lawsuits each make the same allegations of violations of the Securities Exchange Act of 1934, as amended, by us and our officers for allegedly making materially false and misleading statements regarding our active client growth and strategy with respect to television advertising between June 2018 and October 2018. The plaintiffs seek unspecified monetary damages and other relief. The four lawsuits have been consolidated and a lead plaintiff has been appointed. On September 18, 2019, the lead plaintiff in the consolidated class action lawsuits (the “Class Action”) filed a consolidated complaint for violation of the federal securities laws. On October 28, 2019, we and other defendants filed a motion to dismiss the consolidated complaint. The lead plaintiff filed an opposition to the motion to dismiss on December 9, 2019, and we and the other defendants filed our reply in support of our motion to dismiss on December 30, 2019. The court granted our motion to dismiss on September 30, 2020 but allowed the lead plaintiff to file an amended complaint. On November 6, 2020, the lead plaintiff filed his amended complaint. We filed a motion to dismiss the amended complaint on December 7, 2020. The lead plaintiff filed an opposition to the motion to dismiss on January 8, 2021, and we filed our reply in support of our motion to dismiss on January 22, 2021.
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

7.    Accumulated Other Comprehensive Income (Loss)
The following tables present the changes in AOCI by component and, if applicable, the reclassifications out of AOCI for the periods presented:

	For the Three Months Ended January 30, 2021			For the Three Months Ended February 1, 2020
(in thousands)	Available-for-sale Securities	Foreign Currency Translation	Total	Available-for-sale Securities	Foreign Currency Translation	Total
Beginning balance	$550	$1,177	$1,727	$219	$1,177	$1,396
Other comprehensive income (loss) before reclassifications(1)	(389)	1,929	1,540	249	651	900
Amounts reclassified from AOCI	1	—	1	(2)	—	(2)
Net change in AOCI	(388)	1,929	1,541	247	651	898
Ending balance	$162	$3,106	$3,268	$466	$1,828	$2,294

	For the Six Months Ended January 30, 2021			For the Six Months Ended February 1, 2020
(in thousands)	Available-for-sale Securities	Foreign Currency Translation	Total	Available-for-sale Securities	Foreign Currency Translation	Total
Beginning balance	$1,213	$1,515	$2,728	$391	$(578)	$(187)
Other comprehensive income (loss) before reclassifications(1)	(937)	1,591	654	77	2,406	2,483
Amounts reclassified from AOCI	(114)	—	(114)	(2)	—	(2)
Net change in AOCI	(1,051)	1,591	540	75	2,406	2,481
Ending balance	$162	$3,106	$3,268	$466	$1,828	$2,294

 (1) The associated income tax effects for gains / losses on available-for-sale securities for the three and six months ended February 1, 2020, were $267 and $142, respectively. There was no associated income tax effect for gains/ losses on available-for-sale securities for the three and six months ended January 30, 2021, as we have recorded a valuation allowance against these deferred tax balances.
8.    Stock-Based Compensation
2011 Equity Incentive Plan
In 2011, we adopted the 2011 Equity Incentive Plan (the “2011 Plan”). The 2011 Plan provided for the grant of stock-based awards to employees, directors, and nonemployees under terms and provisions established by the board of directors.
The 2011 Plan allowed for the grant of incentive stock options or nonqualified stock options as well as restricted stock units, restricted stock, and stock appreciation rights. Only incentive and nonqualified stock options were granted under the 2011 Plan. Employee stock option awards generally vest 25% on the first anniversary of the grant date with the remaining shares subject to the option vesting ratably over the next three years. Options generally expire after 10 years. Effective upon our initial public offering in 2017, the 2011 Plan was replaced by the 2017 Incentive Plan.
2017 Incentive Plan
In November 2017, our board of directors and stockholders adopted our 2017 Incentive Plan (the “2017 Plan”). The remaining shares available for issuance under our 2011 Plan became reserved for issuance under the 2017 Plan. Our 2017 Plan provides for the grant of Class A incentive stock options to employees, including employees of any parent or subsidiary, and for the grant of nonqualified stock options, stock appreciation rights, restricted stock (“RSU”) awards, restricted stock unit awards, performance stock awards, performance cash awards, and other forms of stock awards to employees, directors, and consultants, including employees and consultants of our subsidiaries. Employee stock option awards generally vest 25% on the first anniversary of the grant date with the remaining shares subject to the option vesting ratably over the next three years. Options generally expire after 10 years. RSU awards generally vest 25% on the first anniversary of the grant date with the remaining RSU awards vesting ratably over the next three years. The number of shares authorized for issuance under the 2017 Plan was 27,395,455 as of January 30, 2021.

2019 Inducement Plan
In October 2019, our board of directors adopted our 2019 Inducement Plan (the “2019 Plan”). Our 2019 Plan provides for the grant of Class A nonqualified stock options and RSU awards to individuals who satisfy the standards for inducement grants under the relevant Nasdaq Stock Market rules. The number of shares authorized for issuance under the 2019 Plan was 4,750,000 as of January 30, 2021.
Stock option activity under the 2011 Plan, 2017 Plan, and 2019 Plan is as follows:

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in thousands)
Balance – August 1, 2020	6,817,196	$17.10	7.41	$40,252
Granted	392,000	$56.50
Exercised	(1,601,726)	$12.82
Cancelled	(1,054,611)	$22.19
Balance – January 30, 2021	4,552,859	$20.82	7.33	$339,750
The aggregate intrinsic value is the difference between the current fair value of the underlying common stock and the exercise price for in-the-money stock options.
The following table summarizes the restricted stock unit (“RSU”) award activity under the 2017 Plan and 2019 Plan:

	Unvested RSUs
	Class A Common Stock	Weighted- Average Grant Date Fair Value
Unvested at August 1, 2020	9,123,341	$20.11
Granted	4,727,643	$31.87
Vested	(950,507)	$22.05
Forfeited	(1,468,261)	$21.62
Unvested at January 30, 2021	11,432,216	$24.62
Stock-Based Compensation Expense
Stock-based compensation expense for employees was $24.8 million and $44.7 million for the three and six months ended January 30, 2021, respectively, and $15.8 million and $27.9 million for the three and six months ended February 1, 2020, respectively. Stock-based compensation expense is included in selling, general, and administrative expenses in our condensed consolidated statements of operations and comprehensive income.
The weighted-average grant date fair value of options granted during the six months ended January 30, 2021, was $28.46 per share. The weighted-average grant date fair value of options granted during the six months ended February 1, 2020, was $11.59 per share. As of January 30, 2021, the total unrecognized compensation expense related to unvested options and RSUs, net of estimated forfeitures, was $275.3 million, which we expect to recognize over an estimated weighted average period of 2.6 years.
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

	For the Three Months Ended		For the Six Months Ended
	January 30, 2021	February 1, 2020	January 30, 2021	February 1, 2020
Expected term (in years)	5.3 - 6.3	5.5 - 6.1	5.3 - 6.3	5.5 - 6.2
Volatility	55.5%	50.1%	55.5% - 55.9%	50.1% - 51.2%
Risk free interest rate	0.4% - 0.5%	1.6%	0.3% - 0.5%	1.6% - 1.7%
Dividend yield	—%	—%	—%	—%

9.    Income Taxes
The following table summarizes our effective tax rate from income for the periods presented:

	For the Three Months Ended		For the Six Months Ended
(in thousands)	January 30, 2021	February 1, 2020	January 30, 2021	February 1, 2020
Income (loss) before income taxes	$(39,816)	$9,947	$(58,393)	$10,926
Provision (benefit) for income taxes	(18,777)	(1,484)	(46,895)	(327)
Effective tax rate	47.2%	(14.9)%	80.3%	(3.0)%
We are primarily subject to income taxes in the United States. Our effective tax rate for the three and six months ended January 30, 2021, differs from the federal statutory income tax rate primarily due to the net operating loss carryback provisions of the CARES Act and excess tax benefits from stock-based compensation, partially offset by certain nondeductible expenses.
Our effective tax rate for the three and six months ended February 1, 2020, differed from the federal statutory income tax rate primarily due to certain nondeductible expenses and state taxes which are offset by the benefits of allowable credits and excess tax benefits from stock-based compensation.
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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted EPS attributable to common stockholders is as follows:

	For the Three Months Ended
	January 30, 2021		February 1, 2020
(in thousands, except share and per share amounts)	Class A	Class B	Class A	Class B
Numerator:
Net income (loss)	$(12,790)	$(8,249)	$6,243	$5,188
Net income (loss) attributable to common stockholders - basic	(12,790)	(8,249)	6,243	5,188
Reallocation of undistributed earnings (loss) as a result of conversion of Class B to Class A shares	—	—	5,188	—
Reallocation of undistributed earnings (loss) to Class B shares	—	—	—	64
Net income (loss) attributable to common stockholders - diluted	$(12,790)	$(8,249)	$11,431	$5,252
Denominator:
Weighted-average shares of common stock - basic	64,163,400	41,381,115	55,733,232	46,311,855
Conversion of Class B to Class A common shares outstanding	—	—	46,311,855	—
Effect of dilutive stock options and restricted stock units	—	—	2,592,461	1,760,938
Weighted-average shares of common stock - diluted	64,163,400	41,381,115	104,637,548	48,072,793
Earnings (loss) per share attributable to common stockholders:
Basic	$(0.20)	$(0.20)	$0.11	$0.11
Diluted	$(0.20)	$(0.20)	$0.11	$0.11

	For the Six Months Ended
	January 30, 2021		February 1, 2020
(in thousands, except share and per share amounts)	Class A	Class B	Class A	Class B
Numerator:
Net income (loss)	$(6,765)	$(4,733)	$6,113	$5,140
Net income (loss) attributable to common stockholders - basic	(6,765)	(4,733)	6,113	5,140
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	—	—	5,140	—
Reallocation of undistributed earnings to Class B shares	—	—	—	78
Net income (loss) attributable to common stockholders - diluted	$(6,765)	$(4,733)	$11,253	$5,218
Denominator:
Weighted-average shares of common stock - basic	61,685,068	43,155,215	55,300,571	46,501,095
Conversion of Class B to Class A common shares outstanding	—	—	46,501,095	—
Effect of dilutive stock options and restricted stock units	—	—	2,217,116	1,736,121
Weighted-average shares of common stock - diluted	61,685,068	43,155,215	104,018,782	48,237,216
Earnings (loss) per share attributable to common stockholders:
Basic	$(0.11)	$(0.11)	$0.11	$0.11
Diluted	$(0.11)	$(0.11)	$0.11	$0.11

The following common stock equivalents were excluded from the computation of diluted earnings (loss) per share for the periods presented because including them would have been antidilutive:

	For the Three Months Ended		For the Six Months Ended
	January 30, 2021	February 1, 2020	January 30, 2021	February 1, 2020
Restricted stock units	8,372,991	2,347,736	7,468,108	4,022,303
Stock options to purchase Class A common stock	1,465,162	2,969,625	1,153,235	2,969,625
Stock options to purchase Class B common stock	1,937,512	1,336,984	1,953,331	2,083,118
Total	11,775,665	6,654,345	10,574,674	9,075,046

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
In May 2019, we launched our service in the UK. In June 2019, we launched direct-buy functionality to allow clients the flexibility of purchasing items outside of a Fix. The first offering of this direct-buy functionality was Buy It Again, which is available for Men’s and Women’s clients in the United States and allows clients to order previously purchased items in different colors, sizes, or prints. In February 2020, we launched Complete Your Looks, which presents clients a personalized set of algorithmically generated items for direct purchase based on items they have already bought from us, and in June 2020, we introduced Trending For You, which allows Men’s and Women’s clients to shop personalized looks based on their style profiles. No styling fee is charged for direct purchases.
For the three months ended January 30, 2021, we reported $504.1 million in net revenue, representing year-over-year growth of 11.6% from the three months ended February 1, 2020. For the six months ended January 30, 2021, we reported $994.5 million in net revenue, representing year-over-year growth of 10.9% from the six months ended February 1, 2020. As of January 30, 2021, and February 1, 2020, we had 3,873,000 and 3,465,000 active clients, respectively, representing year-over-year growth of 11.8%.
Net loss for the three and six months ended January 30, 2021, was $21.0 million and $11.5 million, respectively, compared to net income for three and six months ended February 1, 2020, of $11.4 million and $11.3 million, respectively. For more information on the components of net income (loss), refer to the section titled “Results of Operations” below.

COVID-19 Update
We are continuing to closely monitor the effects of the ongoing coronavirus (“COVID-19”) pandemic and its impact on our business. The full impact of the COVID-19 crisis on our business will depend on factors such as the length of time of the pandemic; how federal, state and local governments are responding; the efficacy of the COVID-19 vaccines, the efficiency of vaccines roll-outs and timing of when these vaccines will be widely available to our employees and the general population; the longer-term impact of the crisis on the economy and consumer behavior; and the effect on our clients, employees, vendors, and other partners.
During this time, we are focused on protecting the health and safety of our employees and clients, while seeking to continue operating our business responsibly. All of our employees who are able to work remotely are required to do so.
In the third quarter of fiscal 2020, we temporarily closed three of our eight fulfillment centers to assess our ability to operate under shelter-in-place orders and develop protocols to protect the welfare of our warehouse employees. Those centers have since reopened, and all eight fulfillment centers are currently operating with safety measures in place, including social distancing, health screening, enhanced cleaning protocols, and protective equipment such as masks and gloves for employees. In the first and second quarters of fiscal 2021, we experienced smaller, intermittent interruptions at our fulfillment centers in connection with temporary closures of certain fulfillment centers for part of a work day or for a full day to perform safety and cleaning procedures following employees testing positive for COVID-19.
The effect of the COVID-19 pandemic on the broader economy and consumer behavior continues to evolve. During the latter half of our third fiscal quarter of 2020, we did experience lower demand, which negatively affected net revenue per active client, and which we believe was largely attributable to consumer reactions as the COVID-19 crisis escalated during March and April. Despite the continuing impact of COVID-19 on the overall economy, we saw strong retention from our auto-ship clients and growth in new client demand from increases in first Fix shipments in the second half of fiscal 2020. We continue to see growth in new client demand and strong auto-ship retention during the first half of fiscal 2021 and believe we are benefiting from the dislocation in the retail apparel market that is resulting from the COVID-19 pandemic. For further discussion of the COVID-19 related risks facing our business, refer to the “Risk Factors” section included in Part II, Item 1A.
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
•adjusted EBITDA does not reflect our tax provision (benefit), which may increase or decrease cash available to us;
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

Adjusted EBITDA
We define adjusted EBITDA as net income (loss) excluding interest (income) expense, provision (benefit) for income taxes, other (income) expense, net, depreciation and amortization, and stock-based compensation expense. The following table presents a reconciliation of net income (loss), the most comparable GAAP financial measure, to adjusted EBITDA for each of the periods presented:

	For the Three Months Ended		For the Six Months Ended
(in thousands)	January 30, 2021	February 1, 2020	January 30, 2021	February 1, 2020
Net income (loss)	$(21,039)	$11,431	$(11,498)	$11,253
Add (deduct):
Interest (income) expense	(642)	(1,477)	(1,803)	(3,130)
Provision (benefit) for income taxes	(18,777)	(1,484)	(46,895)	(327)
Other (income) expense, net	107	28	312	862
Depreciation and amortization	6,664	5,804	13,123	10,770
Stock-based compensation expense	24,759	15,755	44,684	27,881
Adjusted EBITDA	$(8,928)	$30,057	$(2,077)	$47,309
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

	For the Six Months Ended
(in thousands)	January 30, 2021	February 1, 2020
Free cash flow reconciliation:
Cash flows provided by (used in) operating activities	$5,666	$38,242
Deduct:
Purchases of property and equipment	(13,894)	(11,446)
Free cash flow	$(8,228)	$26,796
Cash flows provided by (used in) investing activities	$(6,784)	$(45,601)
Cash flows provided by (used in) financing activities	$(3,577)	$402

Operating Metrics

	January 30, 2021	October 31, 2020	August 1, 2020	May 2, 2020	February 1, 2020
Active clients (in thousands)	3,873	3,763	3,522	3,418	3,465
Net revenue per active client (1)	$467	$467	$486	$498	$501

(1) Fiscal year 2019 was a 53-week year, with the extra week occurring in the quarter ended August 3, 2019. Therefore, net revenue per active client for the quarters ended May 2, 2020 and February 1, 2020, includes the impact of the extra week of revenue.
Active Clients
We believe that the number of active clients is a key indicator of our growth and the overall health of our business. We define an active client as a client who checked out a Fix or was shipped an item using our direct-buy functionality in the preceding 52 weeks, measured as of the last day of that period. A client checks out a Fix when she indicates what items she is keeping through our mobile application or on our website. We consider each Men’s, Women’s, or Kids account as a client, even if they share the same household. We had 3,873,000 and 3,465,000 active clients as of January 30, 2021, and February 1, 2020, respectively, representing year-over-year growth of 11.8%.

Net Revenue per Active Client
We believe that net revenue per active client is an indicator of client engagement and satisfaction. We calculate net revenue per active client based on net revenue over the preceding four fiscal quarters divided by the number of active clients, measured as of the last day of the period. Net revenue per active client was $467 and $501 as of January 30, 2021, and February 1, 2020, respectively, representing a year-over-year decline of 6.8%. We attribute this year-over-year decline in net revenue per active client primarily to large recent increases in new active clients. Recently added clients have, on average, less purchase history during the prior twelve months as they are new to our service. Therefore, their contribution to the net revenue per active client calculation has a dilutive effect. We expect future periods with large new active client adds may have a similar impact on net revenue per active client. In addition, the trailing four quarter calculation as of January 30, 2021, reflects our third fiscal quarter of 2020 results, which were impacted by COVID-19-related capacity constraints and lower demand.
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
Our inventory investments will fluctuate with the needs of our business. For example, in the first half of fiscal 2020, we purchased inventory based on our pre-COVID-19 pandemic projections, which resulted in excess inventory levels and higher inventory reserves during our third fiscal quarter of 2020. As noted above, in March 2020, we temporarily closed three of our eight fulfillment centers resulting in significantly less capacity in our warehouses, which, in turn, contributed to delayed Fix shipments, a substantial backlog, delayed return processing, extended wait times for our clients, and significant inventory management challenges. During the fourth quarter of fiscal 2020, we increased capacity at our fulfillment centers and we experienced an uptick in client demand, both of which contributed to healthier inventory levels and lower inventory reserves. During the first half of fiscal 2021, we have increased our inventory levels based on our future growth projections. This increase in inventory levels has a corresponding impact on our inventory reserves, which have increased during the period. If we fail to meet future sales projections, our inventory reserves, and potentially our inventory write-offs, will continue to increase. Additionally, entering new locations such as the UK, expanding to new categories such as Stitch Fix Kids, offering new functionalities such as direct buy, or adding new fulfillment centers will all require additional investments in inventory.
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
The largest component of our marketing spend is advertising, which was $42.0 million and $93.4 million for the three and six months ended January 30, 2021, and $35.6 million and $86.3 million for the three and six months ended February 1, 2020.
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

Investment in our Operations and Infrastructure
To grow our client base and enhance our offering, we will incur additional expenses. We intend to leverage our data science and deep understanding of our clients’ needs to inform investments in operations and infrastructure. We anticipate that our expenses will increase as we continue to hire additional personnel and further advance our technological and data science capabilities. Moreover, we intend to make capital investments in our inventory, fulfillment centers, and office space and logistics infrastructure as we launch new categories, expand internationally, and drive operating efficiencies. For example, in November 2020, we entered into an agreement to lease approximately 700,000 square feet of space to be used as a new fulfillment center in Salt Lake City, Utah, and in January 2021, we announced the closure of our South San Francisco fulfillment center, which was the smallest facility in our network. We expect to increase our spending on operations and infrastructure in the future and cannot be certain that these efforts will grow our client base or be cost-effective. However, we believe these strategies will yield positive returns in the long term.
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

Results of Operations
Comparison of the Three and Six Months Ended January 30, 2021, and February 1, 2020
The following table sets forth our results of operations for the periods indicated:

	For the Three Months Ended		%	For the Six Months Ended		%
(in thousands)	January 30, 2021	February 1, 2020	Change	January 30, 2021	February 1, 2020	Change
Revenue, net	$504,087	$451,784	11.6%	$994,510	$896,599	10.9%
Cost of goods sold	287,744	249,597	15.3%	558,716	493,110	13.3%
Gross profit	216,343	202,187	7.0%	435,794	403,489	8.0%
Selling, general, and administrative expenses	256,694	193,689	32.5%	495,678	394,831	25.5%
Operating income (loss)	(40,351)	8,498	*	(59,884)	8,658	*
Interest (income) expense	(642)	(1,477)	(56.5)%	(1,803)	(3,130)	(42.4)%
Other (income) expense, net	107	28	282.1%	312	862	(63.8)%
Income (loss) before income taxes	(39,816)	9,947	*	(58,393)	10,926	*
Provision (benefit) for income taxes	(18,777)	(1,484)	*	(46,895)	(327)	*
Net income (loss)	$(21,039)	$11,431	(284.1)%	$(11,498)	$11,253	(202.2)%

* Not meaningful
 The following table sets forth the components of our results of operations as a percentage of revenue:

	For the Three Months Ended		For the Six Months Ended
	January 30, 2021	February 1, 2020	January 30, 2021	February 1, 2020
Revenue, net	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	57.1%	55.2%	56.2%	55.0%
Gross margin	42.9%	44.8%	43.8%	45.0%
Selling, general, and administrative expenses	50.9%	42.9%	49.8%	44.0%
Operating income (loss)	(8.0)%	1.9%	(6.0)%	1.0%
Interest (income) expense	(0.1)%	(0.3)%	(0.1)%	(0.3)%
Other (income) expense, net	—%	—%	—%	0.1%
Income (loss) before income taxes	(7.9)%	2.2%	(5.9)%	1.2%
Provision (benefit) for income taxes	(3.7)%	(0.3)%	(4.7)%	—%
Net income (loss)	(4.2)%	2.5%	(1.2)%	1.2%
Revenue and Gross Margin
Revenue increased by $52.3 million and $97.9 million, or 11.6% and 10.9%, respectively, during the three and six months ended January 30, 2021, compared with the same periods last year. The increase in revenue was primarily attributable to an 11.8% increase in active clients from February 1, 2020, to January 30, 2021, which drove increased sales of merchandise.
Gross margin for the three and six months ended January 30, 2021, decreased by 190 basis points and 120 basis points, respectively, compared with the same periods last year. The decrease for the three and six months ended January 30, 2021, was primarily driven by increased shipping expenses largely due to higher rates with our carriers. In addition, the decline was impacted by increased inventory reserves due to higher inventory levels, as well as some select Men’s inventory targeted for near-term clearance.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased by $63.0 million and $100.8 million for the three and six months ended January 30, 2021, compared with the same periods last year. As a percentage of revenue, selling, general, and administrative expenses increased to 50.9% for the three months ended January 30, 2021, compared with 42.9% for the three months ended February 1, 2020, and increased to 49.8% for the six months ended January 30, 2021, compared with 44.0% for the six months ended February 1, 2020.
The increase for the three and six months ended January 30, 2021, compared with the same periods last year, was primarily related to higher compensation and benefits expense, including an increase in hourly wages for our full-time U.S. warehouse associate employees to at least $15 per hour. In addition, it reflected higher marketing expenses and increased COVID-related costs.
Provision (Benefit) for Income Taxes
The following table summarizes our effective tax rate from income for the periods presented:

	For the Three Months Ended		For the Six Months Ended
(in thousands)	January 30, 2021	February 1, 2020	January 30, 2021	February 1, 2020
Income (loss) before income taxes	$(39,816)	$9,947	$(58,393)	$10,926
Provision (benefit) for income taxes	(18,777)	(1,484)	(46,895)	(327)
Effective tax rate	47.2%	(14.9)%	80.3%	(3.0)%
Our effective tax rate for the three and six months ended January 30, 2021, differs from the federal statutory income tax rate primarily due to the net operating loss carryback provisions of the CARES Act and excess tax benefits from stock-based compensation, partially offset by certain nondeductible expenses.
Our effective tax rate for the three and six months ended February 1, 2020, differed from the federal statutory income tax rate primarily due to certain nondeductible expenses and state taxes which are offset by the benefits of allowable credits and excess tax benefits from stock-based compensation.
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
As of January 30, 2021, we had $140.0 million of cash and cash equivalents and $229.4 million of investments. Our investment balance includes $167.0 million of short-term investments with contractual maturities of 12 months or less as of January 30, 2021.
In June 2020, we entered into a $90.0 million credit agreement (the “Credit Agreement”) with Silicon Valley Bank and other lenders. The Credit Agreement will terminate on June 2, 2021. The Credit Agreement includes a letter of credit sub-facility of $20.0 million and a swingline sub-facility of up to $50.0 million.
Though we continue to monitor the COVID-19 pandemic closely, the situation is changing rapidly and the extent and duration of the pandemic's impact on our business remains uncertain. While we have taken measures to preserve our access to liquidity, our cash generated from operations has been negatively impacted and future cash flows may be impacted by the development of the pandemic. However, we believe our existing cash, cash equivalents, short-term investment balances, and the borrowing available under our senior revolving credit facility, if needed, will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months.
Cash Flows
The following table summarizes our cash flows for the periods indicated below:

	For the Six Months Ended
(in thousands)	January 30, 2021	February 1, 2020
Net cash provided by (used in) operating activities	$5,666	$38,242
Net cash provided by (used in) investing activities	(6,784)	(45,601)
Net cash provided by (used in) financing activities	(3,577)	402
Net increase (decrease) in cash and cash equivalents	$(4,695)	$(6,957)

Cash provided by (used in) operating activities
During the six months ended January 30, 2021, cash provided by operating activities was $5.7 million, which consisted of a net loss of $11.5 million, adjusted by non-cash charges of $63.7 million and by a change of $46.5 million in our net operating assets and liabilities. The non-cash charges were largely driven by $44.7 million of stock-based compensation expense and $14.2 million of depreciation, amortization, and accretion. The change in our net operating assets and liabilities was primarily due to a change of $62.0 million in our inventory balance due to increased inventory purchases to support our growth and a change of $44.2 million in long-term federal income tax receivables due to the net operating loss carryback provisions of the CARES act. This was partially offset by an increase of $50.0 million in our accounts payable and accrued liabilities related to increased business activity and timing of payments.
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
Cash (provided by) used in investing activities
During the six months ended January 30, 2021, cash used in investing activities was $6.8 million. This was primarily due to purchases of property and equipment of $13.9 million and our investment of $112.6 million in highly rated available-for-sale securities, substantially offset by maturities and sales of available-for-sale securities of $90.4 million and $29.3 million, respectively.
During the six months ended February 1, 2020, cash used in investing activities was primarily related to purchases of property and equipment of $11.4 million and our investment of $129.9 million in highly rated available-for-sale securities, partially offset by maturities of available-for-sale securities of $81.7 million.
Cash provided by (used in) financing activities
During the six months ended January 30, 2021, cash used in financing activities was $3.6 million which was primarily due to payments for tax withholding related to vesting of restricted stock units, partially offset by proceeds from the exercise of stock options.
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
ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We are primarily exposed to market risks through interest rate risk on our investments. As of January 30, 2021, we had $229.4 million in highly rated investments accounted for as available-for-sale securities, which are presented on our balance sheet at their fair market value. These interest-earning instruments carry a degree of interest rate risk; however, a hypothetical 10% change in interest rates during the three and six months ended January 30, 2021, would not have had a material impact on our condensed consolidated financial statements.
Foreign Currency Risk
As of January 30, 2021, our revenue was earned in U.S. dollars and British pound sterling. Our expansion into the UK exposes us to fluctuations in foreign currency exchange rates. Fluctuations in foreign currency exchange rates may also result in transaction gains or losses on transactions in currencies other than the U.S. Dollar or British pound sterling. For the three and six months ended January 30, 2021, a hypothetical 10% increase or decrease in current exchange rates would not have had a material impact on our condensed consolidated financial results.
ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report. Based on the evaluation of our disclosure controls and procedures as of January 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
Despite the fact that most of our employees are working remotely due to the COVID-19 pandemic, there were no changes during the quarter ended January 30, 2021, in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We will continue to monitor and assess the impact of COVID-19 on our internal controls.
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

PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The information contained in Footnote 6 “Commitments and Contingencies” under the heading “Contingencies” in the Notes to the Condensed Consolidated Financial Statements included within this Quarterly Report on Form 10-Q is incorporated herein by reference.
ITEM 1A.    RISK FACTORS
RISK FACTOR SUMMARY

Our business is subject to numerous risks. The following summary highlights some of the risks you should consider with respect to our business and prospects. This summary is not complete and the risks summarized below are not the only risks we face. You should review and consider carefully the risks and uncertainties described in more detail in the “Risk Factors” below, which includes a more complete discussion of the risks summarized here.
Risks Relating to Our Business
•The COVID-19 pandemic has caused significant disruption to our operations and is negatively impacting our business, key financial and operating metrics, and results of operations in numerous ways that remain unpredictable.
•Our failure to adequately and effectively staff our fulfillment centers, through third parties or with our own employees, and other operational constraints at our fulfillment centers could adversely affect our client experience and operating results.
•We have a short operating history in an evolving industry and, as a result, our past results may not be indicative of future operating performance.
•If we fail to effectively manage our growth, our business, financial condition, and operating results could be harmed.
•Our continued growth depends on attracting new clients.
•We may be unable to maintain a high level of engagement with our clients and increase their spending with us, which could harm our business, financial condition, or operating results.
•We expect to increase our paid marketing to help grow our business, but these efforts may not be successful or cost effective.
•If we are unable to develop and introduce new merchandise offerings or expand into new markets in a timely and cost-effective manner, our business, financial condition, and operating results could be negatively impacted.
•Expansion of our operations internationally requires management attention and resources, involves additional risks, and may be unsuccessful.
•We may not be able to sustain our revenue growth rate and we may not be profitable in the future.
•If we are unable to manage our inventory effectively, our operating results could be adversely affected.
•Our business depends on a strong brand and we may not be able to maintain our brand and reputation.
•If we fail to attract and retain key personnel, effectively manage succession, or hire, develop, and motivate our employees, our business, financial condition, and operating results could be adversely affected.
•If we fail to effectively manage our stylists, our business, financial condition and operating results could be adversely affected.
•Our business, including our costs and supply chain, is subject to risks associated with sourcing of merchandise and raw materials and manufacturing.
•If we are unable to acquire new merchandise vendors or retain existing merchandise vendors, our operating results may be harmed.
•We may incur significant losses from fraud.
•We are subject to payment-related risks.
•Shipping is a critical part of our business and any changes in our shipping arrangements or any interruptions in shipping could adversely affect our operating results.
Risks Relating to our Industry, the Market, and the Economy
•We rely on consumer discretionary spending and have been, and may in the future be, adversely affected by economic downturns and other macroeconomic conditions or trends.
•Our industry is highly competitive and if we do not compete effectively our operating results could be adversely affected.
•We must successfully gauge apparel trends and changing consumer preferences.
•Our operating results have been, and could be in the future, adversely affected by natural disasters, public health crises, political crises, or other catastrophic events.

Cybersecurity, Legal and Regulatory Risks
•System interruptions that impair client access to our website or other performance failures in our technology infrastructure could damage our business.
•Compromises of our data security could cause us to incur unexpected expenses and may materially harm our reputation and operating results.
•Some of our software and systems contain open source software, which may pose particular risks to our proprietary applications.
•Adverse litigation judgments or settlements resulting from legal proceedings in which we are or may be involved could expose us to monetary damages or limit our ability to operate our business.
•Any failure by us or our vendors to comply with product safety, labor, or other laws, or our standard vendor terms and conditions, or to provide safe factory conditions for our or their workers, may damage our reputation and brand, and harm our business.
•Our use of personal information and other data subjects us to privacy laws and obligations, and our compliance with or failure to comply with such obligations could harm our business.
•Unfavorable changes or failure by us to comply with evolving internet and eCommerce regulations could substantially harm our business and operating results.
•If the use of “cookie” tracking technologies is further restricted, regulated, or blocked, or if changes in technology cause cookies to become less reliable or acceptable as a means of tracking consumer behavior, the amount or accuracy of internet user information we collect would decrease, which could harm our business and operating results.
•If we cannot successfully protect our intellectual property, our business would suffer.
•We may be accused of infringing intellectual property rights of third parties.
Risks Relating to Taxes
•Changes in U.S. tax or tariff policy regarding apparel produced in other countries could adversely affect our business.
•We could be required to collect additional sales taxes or be subject to other tax liabilities that may increase the costs our clients would have to pay for our offering and adversely affect our operating results.
•Federal income tax reform could have unforeseen effects on our financial condition and results of operations.
•We may be subject to additional tax liabilities, which could adversely affect our operating results.
Risks Relating to Ownership of Our Class A Common Stock
•The market price of our Class A common stock may continue to be volatile or may decline steeply or suddenly regardless of our operating performance and we may not be able to meet investor or analyst expectations. You may lose all or part of your investment.
•An active trading market for our Class A common stock may not be sustained.
•Future sales of shares by existing stockholders could cause our stock price to decline.
•The dual class structure of our common stock concentrates voting control with our executive officers, directors and their affiliates, and may depress the trading price of our Class A common stock.
•We do not currently intend to pay dividends on our Class A common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation of the value of our Class A common stock.
•Delaware law and provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make a merger, tender offer, or proxy contest difficult, thereby depressing the trading price of our Class A common stock.
•Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States are the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
General Risk Factors
•The requirements of being a public company may strain our resources, result in more litigation, and divert management’s attention.
•If we are unable to maintain effective internal control over financial reporting, investors may lose confidence in the accuracy of our reported financial information and this may lead to a decline in our stock price.
•We may require additional capital to support business growth, and this capital might not be available or may be available only by diluting existing stockholders.
•If we are unable to make acquisitions and investments, or successfully integrate them into our business, our business could be harmed.
•If securities or industry analysts either do not publish research about us or publish inaccurate or unfavorable research about us, our business, or our market, or if they change their recommendations regarding our common stock adversely, the trading price or trading volume of our Class A common stock could decline.
•Future securities sales and issuances could result in significant dilution to our stockholders and impair the market price of our Class A common stock.

RISK FACTORS
Investing in our Class A common stock involves a high degree of risk. You should consider and read carefully all of the risks and uncertainties described below, as well as other information included in this Quarterly Report on Form 10-Q (this “Quarterly Report”), and in our other public filings. The risks described below are not the only ones facing us. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition, or results of operations. In such case, the trading price of our Class A common stock could decline, and you may lose all or part of your investment. This Quarterly Report also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below.
Risks Relating to Our Business
The COVID-19 pandemic has caused significant disruption to our operations and is negatively impacting our business, key financial and operating metrics, and results of operations in numerous ways that remain unpredictable.
Our business has been and may continue to be materially impacted by the effects of the ongoing COVID-19 pandemic. This pandemic and related measures taken to contain the spread of COVID-19 over the past year, such as government-mandated business closures, state and local orders to “shelter in place,” and travel and transportation restrictions, have negatively affected the U.S. and global economies, disrupted global supply chains, and led to unprecedented levels of unemployment. We have also taken certain actions in response to these measures, such as temporarily closing three of our eight fulfillment centers in the third quarter of our 2020 fiscal year to assess our ability to operate under shelter-in-place orders and develop protocols to protect the welfare of our warehouse employees.
These factors have resulted in significant disruption that has negatively impacted and may continue to negatively impact our business, including our operational capacity. While all of our fulfillment centers are currently open, they were operating at a reduced capacity in the third fiscal quarter of 2020 as employees worked on an opt-in basis and with social distancing protocols that required fewer employees to be in a fulfillment center than previously. We also provided all of our fulfillment center employees four weeks of flexible paid time off. Due to these measures, we had significantly less capacity in our warehouses during the third quarter of fiscal year 2020, which resulted in delayed Fix shipments, a significant Fix backlog, delayed inventory and return processing, extended wait times for clients, and inventory management challenges. Since the third quarter of fiscal year 2020, we have experienced smaller, intermittent interruptions in connection with temporary closures of fulfillment centers for part of a work day or for a full day to perform safety and cleaning procedures following employees testing positive for COVID-19.
There continues to be a great deal of uncertainty around the breadth and duration of the COVID-19 pandemic and its impact on U.S. and global economic activity and consumer behavior, particularly as new strains and variants have developed. Unemployment rates in the United States and UK have increased significantly, which has dampened and could continue to dampen consumer spending and demand for our service, as could the possibility of a national or global economic recession or depression. To the extent the impact of COVID-19 continues or worsens, or if there is a resurgence after any containment, consumer spending may be affected for an extended period, which would impact our results of operations and financial condition.
All of our employees who are able to work remotely are required to do so. An extended period of remote work arrangements could strain our business continuity plans, increase operational risk, including heightened vulnerability to cyber attacks, reduce productivity, and impair our ability to manage our business. Our ability to return to normalized operations and the timing of such a return cannot be predicted at this time.
The COVID-19 pandemic has, at times, negatively impacted our results of operations, but the extent and duration of this impact remain uncertain. It will depend on factors such as the length of time the pandemic continues; the efficacy of the COVID-19 vaccines and the efficiency of vaccines roll-outs; how national, state and local governments continue to respond; the impact of the crisis on the economy and consumer behavior; and the effect on our clients, employees, vendors, and other partners. For example, we continue to work with our vendors to minimize inventory disruptions, and while we have not been significantly impacted by delays in inventory receipts, future delays and supply constraints may negatively affect our ability to obtain and manage inventory. Furthermore, while we believe we will ultimately be a beneficiary of the acceleration of consumer e-commerce adoption brought on by the COVID-19 pandemic, we have experienced shipping delays as a result of our shipping vendors' challenges fulfilling higher e-commerce shipping demand, which has impacted our results of operations.
Additionally, the COVID-19 pandemic and resulting economic disruption has also led to significant volatility in the capital markets. And while we have taken measures to preserve our access to liquidity, our cash generated from operations has been negatively impacted and future cash flows may be impacted by the development of the pandemic.

The impact of the COVID-19 pandemic may also exacerbate other risks discussed below, any of which could have a material effect on us. Though we continue to monitor the COVID-19 pandemic closely, the situation is changing rapidly, and additional impacts may arise that we are not aware of currently. In addition, if there is a future resurgence of COVID-19 following its initial containment, including of new strains or variants, the negative impacts on our business may be exacerbated.
Our failure to adequately and effectively staff our fulfillment centers, through third parties or with our own employees, and other operational constraints at our fulfillment centers could adversely affect our client experience and operating results.
We currently receive and distribute merchandise at seven fulfillment centers in the United States, are in the process of building out another fulfillment center in the United States and are closing our South San Francisco fulfillment center. We also have a fulfillment center in the United Kingdom, which is operated by a third party. During the third quarter of our 2020 fiscal year, in response to the COVID-19 pandemic, we temporarily closed three of our eight fulfillment centers, offered our fulfillment center employees four weeks of paid time off, and reduced the maximum number of employees in each fulfillment center in order to implement social distancing protocols. These changes resulted in operational constraints, which in turn temporarily reduced our ability to ship merchandise to clients and earn revenue during the third quarter of our 2020 fiscal year. Since the third quarter of fiscal year 2020, we have continued to experience smaller, intermittent interruptions at in connection with temporary closures of fulfillment centers for part of a work day or for a full day to perform safety and cleaning procedures following notice that employees tested positive for COVID-19. If there is a resurgence of COVID-19 in the areas where our fulfillment centers are located, or if we or our third-party partner are unable to adequately staff our fulfillment centers to meet demand in the future, or if the cost of such staffing is higher than historical or projected costs due to mandated wage increases, regulatory changes, international expansion, or other factors, these effects could be exacerbated and our operating results could be further harmed. For example, during the fourth quarter of fiscal 2020, we experienced some difficulty hiring employees in two of our warehouse locations, which we attribute to COVID-19 concerns and to increased competition and rising wages for eCommerce fulfillment center workers as eCommerce demand accelerates. To address this, during the first fiscal quarter of 2021, we increased wages in our fulfillment centers so we would be more competitive in hiring employees. These wage increases impacted our operating results, and any future wage increases for our warehouse employees or other employees, would impact our operating results
Severe weather events, including earthquakes, hurricanes, tornadoes, floods, fires, storms, and other adverse weather events and climate conditions could also cause operational constraints or temporality reduce our ability to ship merchandise to clients. For instance, the severe winter weather and temperatures experienced in Texas and other parts of the country in February 2021 caused us to temporarily close two of our fulfillment centers and affected the shipping of merchandise in and out of fulfillment centers. Future weather events, which may become more frequent and more severe with the increasing effects of climate change, could have a significant impact on our operations and results of operations.
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
We are also required to manage numerous relationships with various vendors and other third parties. Further growth of our operations, vendor base, fulfillment centers, information technology systems, or internal controls and procedures may not be adequate to support our operations. For example, in May 2019, we launched our service in the UK, which involves working with international vendors, establishing offices and fulfillment centers in the UK, and complying with UK and European Union (“EU”) laws and regulations. Additionally, we continue to introduce new offerings such as, direct buy, “live styling” and fix preview, as well as new business initiatives and inventory models. The roll-out of these new offerings and initiatives may require changes in our website, mobile apps, information technology systems or processes, which involves inherent risk. These initiatives and changes also may not be rolled out as timely or effectively as we plan or may not produce the results we intend. If we are unable to manage the growth of our organization effectively, or if growth initiatives are not introduced timely or do not produce the anticipated results, our business, financial condition, and operating results may be adversely affected.

Our continued growth depends on attracting new clients.
Our success depends on our ability to attract new clients in a cost-effective manner. To expand our client base, we must appeal to and acquire clients who have historically used other means to purchase apparel, shoes, and accessories, such as traditional brick-and-mortar apparel retailers or the websites of our competitors. We also face competition for clients from other retailers who offer or plan to offer similar services as ours. We reach new clients through paid marketing, referral programs, organic word of mouth, and other methods of discovery, such as mentions in the press or internet search engine results. Starting in calendar 2017, we began to increase our paid marketing expenses by investing more in digital marketing and launching our first television advertising campaigns. Although we have reduced our marketing spend at times, including during the third fiscal quarter of 2020 in light of the operational constraints we experienced due to the effects of the COVID-19 pandemic, we expect to increase our spending on digital, television, radio and other paid marketing channels and cannot be certain that these efforts will yield more clients, continue to achieve meaningful payback on our investments, or be as cost effective. For example, we expect to increase marketing spend during the remainder of our fiscal year 2021 in an effort to take market share as we seek to capitalize on the apparel industry dislocation caused by the COVID-19 pandemic. Although we expect to increase marketing spend over time, our marketing activity and spend may vary from period to period and we may adjust our marketing strategy or spend within a period if we are not achieving the intended results or if we believe the return-on-investment is not favorable, which may result in faster or slower rates of active client growth in any given period. For instance, while we expected a certain level of marketing in the second fiscal quarter of 2021, we experienced higher costs per acquisition (CPAs) than expected and, therefore, did not spend as much on marketing as anticipated. In addition, we seek to attract new clients by offering new, products, services and ways to engage with our platform, such as our direct buy offering. If such new products or services are not timely launched or are not successful in attracting new clients our revenue growth and results of operations may suffer. Moreover, new clients may not purchase from us as frequently or spend as much with us as existing clients, and the revenue generated from new clients may not be as high as the revenue generated from our existing clients. For example, net revenue per active client dropped to $467 as of January 30, 2021 compared to $501 as of February 1, 2020. These factors may harm our growth prospects and our business could be adversely affected.
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
Our marketing initiatives may become increasingly expensive and generating a meaningful return on those initiatives may be difficult, such as the increased costs we have seen in certain digital marketing channels. We may also adjust our marketing activity from period to period or within a period as we launch new initiatives or offerings, such as direct buy, run tests, or make decisions on marketing investments in response to anticipated rates of return, such as when we identify favorable cost per acquisition trends. For example, although we have historically reduced our advertising during the holiday season, when many other retailers compete for marketing opportunities, we had planned for more robust advertising during our second fiscal quarter of 2021. However, as we experienced higher costs per acquisition than we expected, we did not spend as much on marketing during the quarter as we anticipated. Even if we successfully increase revenue as a result of our paid marketing efforts, it may not offset the additional marketing expenses we incur.
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
Further, mobile operating system and web browser providers, such as Apple and Google, have announced product changes as well as plans to limit the ability of advertisers to collect and use data to target and measure advertising. For example, Apple recently announced plans for iOS 14 to require apps to get a user’s opt-in permission before tracking or sharing the user’s data across apps or websites owned by companies other than the app’s owner. That requirement is expected to reduce our ability to efficiently target and measure advertising, in particular, advertising on online social networks, making our advertising less cost effective and successful.

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

New offerings may not have the same success, or gain traction as quickly, as our current offerings. If the merchandise we offer is not accepted by our clients or does not attract new clients, or if we are not able to attract clients in new markets such as the UK, our sales may fall short of expectations, our brand and reputation could be adversely affected, and we may incur expenses that are not offset by sales. If the launch of a new category or offering or in a new geography requires investments greater than we expect or is delayed, our operating results could be negatively impacted. Also, our business may be adversely affected if we are unable to attract brands and other merchandise vendors that produce sufficient high-quality, appropriately priced, and on-trend merchandise. For example, vendors in the UK may not be familiar with our company or brand, which may make it difficult for us to obtain the merchandise we seek or be able to purchase products at an appropriate price.
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

We do not have long-term employment or non-competition agreements with any of our personnel. Senior employees have left Stitch Fix in the past and others may in the future, which we cannot necessarily anticipate and whom we may not be able to promptly replace. For example, after our former Chief Financial Officer left in December 2019, we conducted a search for a candidate to replace him that did not conclude until we announced the hiring of Dan Jedda as our Chief Financial Officer in December 2020. Additionally, our former President, Chief Operating Officer and Interim Chief Financial Officer, Mike Smith, resigned as an employee of the Company in January 2021. The loss of one or more of our key personnel or the inability to promptly identify a suitable successor to a key role could have an adverse effect on our business. In particular, Katrina Lake, our Founder and Chief Executive Officer has unique and valuable experience leading our company from its inception through today. If she were to depart or otherwise reduce her focus on Stitch Fix, our business may be disrupted. We do not currently maintain key-person life insurance policies on any member of our senior management team or other key employees.
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
Approximately 5,800 of our employees are stylists, most of whom work remotely and on a part-time basis for us and are paid hourly. They track and report the time they spend working for us. These employees are classified as nonexempt under federal and state law. If we fail to effectively manage our stylists, including by ensuring accurate tracking and reporting of their hours worked and proper processing of their hourly wages, then we may face claims alleging violations of wage and hour employment laws, including, without limitation, claims of back wages, unpaid overtime pay, and missed meal and rest periods. Any such employee litigation could be attempted on a class or representative basis. For example, in August 2020, a representative action under California’s Private Attorneys General Act was filed against us alleging various violations of California’s wage and hour laws relating to our current and former non-exempt stylist employees. While we were able to settle this matter, future litigation concerning our styling employees could be expensive and time-consuming regardless of whether the claims against us are valid or whether we are ultimately determined to be liable, and could divert management’s attention from our business. We could also be adversely affected by negative publicity, litigation costs resulting from the defense of these claims, and the diversion of time and resources from our operations.
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
Our business, including our costs and supply chain, is subject to risks associated with sourcing of merchandise and raw materials and manufacturing.
We currently source nearly all of the merchandise we offer from third-party vendors, many of whom use manufacturers in the same geographic region, and as a result we may be subject to price increases or fluctuations, tariffs, demand disruptions, increased shipping or freight costs, or shipping delays in connection with our merchandise. Our operating results would be negatively impacted by increases in the cost of our merchandise, and we have no guarantees that costs will not rise. In addition, as we expand into new categories, product types, and geographies, we expect that we may not have strong purchasing power in these new areas, which could lead to higher costs than we have historically seen in our current categories. We may not be able to pass increased costs on to clients, which could adversely affect our operating results.

The fabrics used by our vendors are made of raw materials including petroleum-based products and cotton. Significant price increases or fluctuations, currency volatility or fluctuation, tariffs, shortages, increases in shipping or freight costs, or shipping delays of petroleum, cotton, or other raw materials could significantly increase our cost of goods sold or affect our operating results. Moreover, in the event of a significant disruption in the supply of fabrics or raw materials used in the manufacture of the merchandise we offer, our vendors might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price. For example, natural disasters have in the past increased raw material costs, impacting pricing with certain of our vendors, and caused shipping delays for certain of our merchandise. The United States government’s recent ban on cotton imported from the Xinjiang region of China, the source of a large portion of the world’s cotton supply, may impact prices and the availability of cotton for our merchandise. Similarly, the occurrence of a contagious disease or illness could cause delays or increase costs in the manufacture of certain merchandise. For example, the COVID-19 pandemic caused delays in some shipments from our suppliers. In addition, the labor costs to produce our products may fluctuate. Any delays, interruption, damage to, or increased costs in raw materials or the manufacture of the merchandise we offer could result in higher prices to acquire the merchandise, or non-delivery of merchandise altogether, and could adversely affect our operating results.
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
We currently rely on three major vendors for our shipping. If we are not able to negotiate acceptable pricing and other terms with these entities or they experience performance problems or other difficulties, it could negatively impact our operating results and our clients’ experience. In addition, our ability to receive inbound inventory efficiently, ship merchandise to clients, and receive returned merchandise from clients may be negatively affected by inclement weather, fire, flood, power loss, earthquakes, public health crises such as the COVID-19 pandemic, labor disputes, acts of war or terrorism, and similar factors. Due to our business model and the fact that we recognize revenue from Fixes when a client checks out items, rather than when Fixes are shipped, we may be impacted by shipping delays to a greater extent than our competitors. Additionally, delays in shipping may cause an auto-ship client’s subsequent Fixes to be scheduled for a later date, as their next Fix is not scheduled until their checkout is complete. In response to the COVID-19 pandemic, we temporarily closed three of our eight fulfillment centers during the third quarter of our 2020 fiscal year, offered our fulfillment center employees four weeks of paid time off, implemented social distancing protocols in each fulfillment center, and periodically closed fulfillment centers for part of a work day or a full work day to perform safety and cleaning procedures following employees testing positive for COVID-19, all of which resulted in operational constraints, which in turn reduced our ability to ship merchandise to clients and earn revenue. In the past, strikes at major international shipping ports have impacted our supply of inventory from our vendors. In addition, as a result of Hurricane Harvey in September 2017, one of our shipping vendors was unable to deliver Fixes to certain affected areas for several weeks, resulting in delivery delays and Fix cancellations. Some of our merchandise may be damaged or lost during transit with our shipping vendors. If a greater portion of our merchandise is not delivered in a timely fashion or is damaged or lost during transit, it could adversely affect our operating results or could cause our clients to become dissatisfied and cease using our services, which would adversely affect our business.
Risks Relating to our Industry, the Market, and the Economy
We rely on consumer discretionary spending and have been, and may in the future be, adversely affected by economic downturns and other macroeconomic conditions or trends.
Our business and operating results are subject to global economic conditions and their impact on consumer discretionary spending. Some of the factors that may negatively influence consumer spending include high levels of unemployment; higher consumer debt levels; reductions in net worth, declines in asset values, and related market uncertainty; home foreclosures and reductions in home values; fluctuating interest rates, inflation and credit availability; fluctuating fuel and other energy costs; fluctuating commodity prices; and general uncertainty regarding the overall future political and economic environment. We have experienced many of these factors due to the COVID-19 pandemic and related responses and have, at times, seen negative impacts on client demand as a result. Furthermore, any increases in consumer discretionary spending during times of crisis may be temporary, such as those related to government stimulus programs. Economic conditions in certain regions may also be affected by natural disasters, such as hurricanes, tropical storms, earthquakes, and wildfires; other public health crises; and other major unforeseen events. Consumer purchases of discretionary items, including the merchandise that we offer, generally decline during recessionary periods or periods of economic uncertainty, when disposable income is reduced or when there is a reduction in consumer confidence.
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
Our principal offices and one of our fulfillment centers are located in the San Francisco Bay Area, which has a history of earthquakes, and are thus vulnerable to damage. We also operate offices and fulfillment centers in other regions. Natural disasters, such as earthquakes, hurricanes, tornadoes, floods, fires, and other adverse weather events and climate conditions, which may become more frequent and more severe with the increasing effects of climate change; unforeseen public health crises, such as COVID-19 or other pandemics and epidemics; political crises, such as terrorist attacks, war, and other political instability; or other catastrophic events, whether occurring in the United States or internationally, could disrupt our operations in or cause us to close one or more of our offices and fulfillment centers or could disrupt, delay, or otherwise negatively impact the operations of one or more of our third-party providers or vendors. For instance, the severe winter weather and temperatures experienced in Texas and other parts of the country in February 2021 caused us to temporarily close two of our fulfillment centers and affected the shipping of merchandise in and out of fulfillment centers. Furthermore, these types of events could impact our merchandise supply chain, including our ability to ship merchandise to or receive returned merchandise from clients in the impacted region, and could impact our ability or the ability of third parties to operate our sites and ship merchandise. In addition, these types of events could negatively impact consumer spending in the impacted regions. In fact, the COVID-19 pandemic has: disrupted our operations in and caused us to close our offices and require that most of our employees work from home; disrupted our operations in and caused us to close three of our eight fulfillment centers; required us to implement various operational changes to ensure the health and safety of our employees; had a range of negative effects on the operations of our third-party providers and vendors, including our merchandise supply chain; and negatively impacted consumer spending and the economy generally. Because the COVID-19 pandemic has caused many of these factors to materialize, as described above and throughout these risk factors, it has adversely affected our business and operating results. The ongoing COVID-19 pandemic or future resurgences of COVID-19 or the occurrence of another disaster or crisis could recreate and/or exacerbate these effects.

Cybersecurity, Legal and Regulatory Risks
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
Currently, we are involved in various legal proceedings, including the securities litigation and other matters described elsewhere herein. We have in the past and may in the future become involved in other private actions, collective actions, investigations, and various other legal proceedings by clients, employees, suppliers, competitors, government agencies, stockholders, or others. In addition, the COVID-19 pandemic could give rise to new types of claims or lawsuits, including, without limitation, workers compensation claims for employees that contracted the virus. The results of any such litigation, investigations, and other legal proceedings are inherently unpredictable and expensive. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, damage our reputation, require significant amounts of management time, and divert significant resources. If any of these legal proceedings were to be determined adversely to us, or we were to enter into a settlement arrangement, we could be exposed to monetary damages or limits on our ability to operate our business, which could have an adverse effect on our business, financial condition, and operating results.
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
The United States Treasury Department placed sanctions on China’s Xinjiang Production and Construction Corporation (“XPCC”) for serious human rights abuses against ethnic minorities in China’s Xinjiang Uyghur Autonomous Region (the “XUAR”). Additionally, the United States Customs & Border Patrol (the “US CBP”) issued a withhold release order (the “WRO”) on all products containing cotton from the XUAR. The XUAR is the source of large amounts of cotton and textiles for the global apparel supply chain and XPCC controls many of the cotton farms and much of the textile industry in the region. Although we do not knowingly source any products or materials from the XUAR (either directly or indirectly through our suppliers), we have no known involvement with XPCC or its subsidiaries and affiliates, and we prohibit our apparel vendors from doing business with XPCC, we could be subject to penalties, fines or sanctions if any of the vendors from which we purchase goods is found to have dealings, directly or indirectly, with XPCC or entities it controls. Additionally, our products or materials could be held by the US CBP under the WRO, which would cause delays and unexpectedly affect our inventory levels. Even if we were not subject to penalties, fines or sanctions, if products we source are linked in any way to XPCC or the XUAR, our reputation could be damaged.

Our use of personal information and other data subjects us to privacy laws and obligations, and our compliance with or failure to comply with such obligations could harm our business.
We collect and maintain significant amounts of personal information and other data relating to our clients and employees. Numerous laws, rules, and regulations in the United States and internationally, including the EU’s General Data Protection Regulation (the “GDPR”), California’s Consumer Privacy Act (the “CCPA”) and the UK’s Data Protection Act (the “UK GDPR”), govern privacy and the collection, use, and protection of personal information. These laws, rules, and regulations evolve frequently and may be inconsistent from one jurisdiction to another or may be interpreted to conflict with our practices. Any failure or perceived failure by us or any third parties with which we do business to comply with these laws, rules, and regulations, or with other obligations to which we may be or become subject, may result in actions against us by governmental entities, private claims and litigation, fines, penalties, or other liabilities. Any such action would be expensive to defend, damage our reputation, and adversely affect our business and operating results. For example, the GDPR imposes more stringent data protection requirements and provides greater penalties for noncompliance than previous data protection laws. Further, the UK withdrew from the EU on January 31, 2020, subject to a transition period that ended on December 31, 2020 (“Brexit”). The regulation of data protection in the UK after December 31, 2020 is still uncertain and depends on ongoing negotiations between the UK and the EU. The UK GDPR is currently consistent with the GDPR in effect since 2018, but it may evolve following the end of the transition period and it is uncertain whether our operations in, and data transfers to and from, the UK can comply with any future changes in the law. Similarly, the State of California legislature passed the CCPA, which became effective on January 1, 2020. The CCPA requires us to make new disclosures to consumers about our data collection, use, and sharing practices. The CCPA also allows consumers to opt out of certain data sharing with third parties, and provides a new cause of action for data breaches with the possibility of significant statutory damage awards. The CCPA prohibits discrimination against individuals who exercise their privacy rights, provides for civil penalties for violations, and creates a private right of action for data breaches that is expected to increase data breach litigation. The CCPA itself will expand substantially when the California Privacy Rights Act of 2020 (the “CPRA”), which California voters approved in November 2020, takes effect on January 1, 2023. The CPRA will, among other things, restrict use of certain categories of sensitive personal information that we handle; further restrict the sharing of personal information; establish restrictions on the retention of personal information; expand the types of data breaches subject to the private right of action; and establish the California Privacy Protection Agency to implement and enforce the new law, as well as impose administrative fines. Since the enactment of the CCPA, new privacy and data security laws have been proposed in more than half of the U.S. states and in the U.S. Congress, reflecting a trend toward more stringent privacy legislation in the U.S. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, dissemination, and security of data.
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

Risks Relating to Taxes
Changes in U.S. tax or tariff policy regarding apparel produced in other countries could adversely affect our business.
A predominant portion of the apparel we sell is originally manufactured in countries other than the United States. International trade disputes that result in tariffs and other protectionist measures could adversely affect our business, including disruption and cost increases in our established patterns for sourcing our merchandise and increased uncertainties in planning our sourcing strategies and forecasting our margins. For example, in recent years, the U.S. government imposed significant new tariffs on China related to the importation of certain product categories, including apparel, footwear, and other goods. A substantial portion of our products are manufactured in China. As a result of these tariffs, our cost of goods imported from China increased slightly. Although we continue to work with our vendors to mitigate our exposure to current or potential tariffs, there can be no assurance that we will be able to offset any increased costs. Other changes in U.S. tariffs, quotas, trade relationships, or tax provisions could also reduce the supply of goods available to us or increase our cost of goods. Although such changes would have implications across the entire industry, we may fail to effectively adapt to and manage the adjustments in strategy that would be necessary in response to those changes. In addition to the general uncertainty and overall risk from potential changes in U.S. laws and policies, as we make business decisions in the face of such uncertainty, we may incorrectly anticipate the outcomes, miss out on business opportunities, or fail to effectively adapt our business strategies and manage the adjustments that are necessary in response to those changes. These risks could adversely affect our revenues, reduce our profitability, and negatively impact our business.
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
The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017, and contains many significant changes to U.S. federal tax laws. The Tax Act requires complex computations that were not previously provided for under U.S. tax law. We provided for an estimated effect of the Tax Act in our financial statements for the period ended July 28, 2018. In addition, on March 27, 2020, the U.S. enacted the CARES Act. We provided for an estimated effect of the CARES Act in our financial statements for the period ended January 30, 2021. The Tax Act and the CARES Act require significant judgments to be made in the interpretation of the law and significant estimates in the calculation of the provision for income taxes. However, additional guidance may be issued by the Internal Revenue Service (“IRS”), the Department of the Treasury, or other governing body that may significantly differ from our interpretation of the law, which may result in a material adverse effect on our business, cash flow, results of operations, or financial conditions.
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
•targeted efforts of social media or other groups to transact in and affect the price of Stitch Fix stock, such as the recent activity targeting GameStop Corp;
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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As a result, the holders of our Class B common stock, including our directors, executive officers, and their affiliates, are able to exercise considerable influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stock holdings represent less than 50% of the outstanding shares of our capital stock. As of March 4, 2021, 40,213,251 of our 106,345,626 shares outstanding were held by our directors, executive officers, and their affiliates, and 38,095,247 of such shares held by our directors, executive officers, and their affiliates were shares of Class B common stock. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests. This control may adversely affect the market price of our Class A common stock.
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

General Risk Factors
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
We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Specifically, the Sarbanes-Oxley Act requires management to assess the effectiveness of our internal controls over financial reporting and to report any material weaknesses in such internal control. We have in the past experienced material weaknesses and significant deficiencies in our internal controls, including for our fiscal year ended August 3, 2019. Management has concluded that our internal control over financial reporting was effective as of August 1, 2020, and remained effective through January 30, 2021. However, our testing, or the subsequent testing by our independent public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. If we or our accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, it could harm our operating results, adversely affect our reputation, or result in inaccurate financial reporting. Furthermore, should any such deficiencies arise we could be subject to lawsuits, sanctions or investigations by regulatory authorities, including SEC enforcement actions and we could be required to restate our financial results, any of which would require additional financial and management resources.

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
None.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

	Exhibit Number	Description	Incorporation By Reference
			Form	SEC File No.	Exhibit	Filing Date	Filed or Furnished Herewith
	3.1	Amended and Restated Certificate of Incorporation of Stitch Fix, Inc.	8-K	001-38291	3.1	11/21/2017
	3.2	Amended and Restated Bylaws of Stitch Fix, Inc.	8-K	001-38291	3.2	11/21/2017
	10.1+	Stitch Fix, Inc. Independent Director Compensation Policy, dated January 27, 2021.					X
	10.2+	Letter Agreement with Mike Smith, dated January 7, 2021.					X
	31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2
Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

Stitch Fix, Inc.
Date:	March 9, 2021	By:	/s/ Dan Jedda
Dan Jedda
Chief Financial Officer
(Principal Financial and Accounting Officer)