Form 10-Q
period 2021-05-01
Stitch Fix, Inc.
filed 2021-06-08
CIK 1576942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 1, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 3, 2021, the number of outstanding shares of the registrant’s Class A common stock, par value $0.00002 per share, was 71,813,318, and the number of outstanding shares of the registrant’s Class B common stock, par value $0.00002 per share, was 35,315,307.

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

Stitch Fix, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	May 1, 2021	August 1, 2020
Assets
Current assets:
Cash and cash equivalents	$124,737	$143,455
Short-term investments	98,189	143,037
Inventory, net	215,628	124,816
Prepaid expenses and other current assets	56,862	55,002
Total current assets	495,416	466,310
Long-term investments	79,621	95,097
Income tax receivable	48,584	742
Property and equipment, net	80,800	70,369
Operating lease right-of-use assets	124,275	132,615
Other long-term assets	5,025	4,296
Total assets	$833,721	$769,429
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$83,098	$85,177
Operating lease liabilities	25,668	24,333
Accrued liabilities	118,659	77,590
Gift card liability	10,608	8,590
Deferred revenue	19,985	13,059
Other current liabilities	6,176	3,406
Total current liabilities	264,194	212,155
Operating lease liabilities, net of current portion	127,922	140,175
Other long-term liabilities	12,223	16,062
Total liabilities	404,339	368,392
Commitments and contingencies (Note 6)
Stockholders’ equity:
Class A common stock, $0.00002 par value – 2,000,000,000 shares authorized as of May 1, 2021, and August 1, 2020; 70,810,327 and 58,440,930 shares issued and outstanding as of May 1, 2021, and August 1, 2020, respectively	1	1
Class B common stock, $0.00002 par value – 100,000,000 shares authorized as of May 1, 2021, and August 1, 2020; 36,261,835 and 45,314,577 shares issued and outstanding as of May 1, 2021, and August 1, 2020, respectively	1	1
Additional paid-in capital	406,891	348,750
Accumulated other comprehensive income (loss)	3,276	2,728
Retained earnings	19,213	49,557
Total stockholders’ equity	429,382	401,037
Total liabilities and stockholders’ equity	$833,721	$769,429
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stitch Fix, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(In thousands, except share and per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	May 1, 2021	May 2, 2020	May 1, 2021	May 2, 2020
Revenue, net	$535,589	$371,726	$1,530,099	$1,268,325
Cost of goods sold	289,199	220,115	847,915	713,225
Gross profit	246,390	151,611	682,184	555,100
Selling, general, and administrative expenses	270,609	197,666	766,287	592,497
Operating income (loss)	(24,219)	(46,055)	(84,103)	(37,397)
Interest (income) expense	(444)	(1,372)	(2,247)	(4,502)
Other (income) expense, net	(395)	569	(83)	1,431
Income (loss) before income taxes	(23,380)	(45,252)	(81,773)	(34,326)
Provision (benefit) for income taxes	(4,534)	(11,349)	(51,429)	(11,676)
Net income (loss)	$(18,846)	$(33,903)	$(30,344)	$(22,650)
Other comprehensive income (loss):
Change in unrealized gain (loss) on available-for-sale securities, net of tax	(299)	994	(1,350)	1,069
Foreign currency translation	307	(1,773)	1,898	633
Total other comprehensive income (loss), net of tax	8	(779)	548	1,702
Comprehensive income (loss)	$(18,838)	$(34,682)	$(29,796)	$(20,948)
Net income (loss) attributable to common stockholders:
Basic	$(18,846)	$(33,903)	$(30,344)	$(22,650)
Diluted	$(18,846)	$(33,903)	$(30,344)	$(22,650)
Earnings (loss) per share attributable to common stockholders:
Basic	$(0.18)	$(0.33)	$(0.29)	$(0.22)
Diluted	$(0.18)	$(0.33)	$(0.29)	$(0.22)
Weighted-average shares used to compute earnings (loss) per share attributable to common stockholders:
Basic	106,696,220	102,650,155	105,457,907	102,084,729
Diluted	106,696,220	102,650,155	105,457,907	102,084,729

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stitch Fix, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	For the Three Months Ended May 1, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 30, 2021	106,307,740	$2	$392,205	$3,268	$38,059	$433,534
Issuance of common stock upon exercise of stock options	238,078	—	2,202	—	—	2,202
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	526,344	—	(17,914)	—	—	(17,914)
Stock-based compensation	—	—	30,398	—	—	30,398
Net income (loss)	—	—	—	—	(18,846)	(18,846)
Other comprehensive income (loss), net of tax	—	—	—	8	—	8
Balance as of May 1, 2021	107,072,162	$2	$406,891	$3,276	$19,213	$429,382

	For the Three Months Ended May 2, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of February 1, 2020	102,444,175	$2	$308,687	$2,294	$127,927	$438,910
Issuance of common stock upon exercise of stock options	137,725	—	578	—	—	578
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	294,772	—	(2,628)	—	—	(2,628)
Stock-based compensation	—	—	20,402	—	—	20,402
Net income (loss)	—	—	—	—	(33,903)	(33,903)
Other comprehensive income (loss), net of tax	—	—	—	(779)	—	(779)
Balance as of May 2, 2020	102,876,672	$2	$327,039	$1,515	$94,024	$422,580

	For the Nine Months Ended May 1, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of August 1, 2020	103,755,507	$2	$348,750	$2,728	$49,557	$401,037
Issuance of common stock upon exercise of stock options	1,839,804	—	22,741	—	—	22,741
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	1,476,851	—	(42,030)	—	—	(42,030)
Stock-based compensation	—	—	77,430	—	—	77,430
Net income (loss)	—	—	—	—	(30,344)	(30,344)
Other comprehensive income (loss), net of tax	—	$—	$—	$548	$—	$548
Balance as of May 1, 2021	107,072,162	$2	$406,891	$3,276	$19,213	$429,382

	For the Nine Months Ended May 2, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of August 3, 2019	101,397,480	$2	$279,511	$(187)	$116,674	$396,000
Issuance of common stock upon exercise of stock options	764,284	—	6,236	—	—	6,236
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	714,908	—	(7,884)	—	—	(7,884)
Stock-based compensation	—	—	49,176	—	—	49,176
Net income (loss)	—	—	—	—	(22,650)	(22,650)
Other comprehensive income (loss), net of tax	—	$—	$—	$1,702	$—	$1,702
Balance as of May 2, 2020	102,876,672	$2	$327,039	$1,515	$94,024	$422,580

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stitch Fix, Inc.
Condensed Consolidated Statements of Cash Flow
(Unaudited)
(In thousands)

	For the Nine Months Ended
	May 1, 2021	May 2, 2020
Cash Flows from Operating Activities
Net income (loss)	$(30,344)	$(22,650)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	—	(12,307)
Inventory reserves	6,422	18,383
Stock-based compensation expense	73,486	47,475
Depreciation, amortization, and accretion	21,933	16,264
Other	(1,863)	615
Change in operating assets and liabilities:
Inventory	(96,981)	(65,200)
Prepaid expenses and other assets	(3,907)	(4,481)
Income tax receivable	(47,842)	—
Operating lease right-of-use assets and liabilities	(1,256)	1,728
Accounts payable	(3,482)	(7,569)
Accrued liabilities	40,914	1,192
Deferred revenue	6,913	2,692
Gift card liability	2,018	1,661
Other liabilities	(1,073)	1,709
Net cash provided by (used in) operating activities	(35,062)	(20,488)
Cash Flows from Investing Activities
Purchases of property and equipment	(23,690)	(18,651)
Purchases of securities available-for-sale	(148,999)	(191,894)
Sales of securities available-for-sale	73,863	26,286
Maturities of securities available-for-sale	132,999	132,082
Net cash provided by (used in) investing activities	34,173	(52,177)
Cash Flows from Financing Activities
Proceeds from the exercise of stock options, net	22,741	6,236
Payments for tax withholding related to vesting of restricted stock units	(42,030)	(7,884)
Net cash provided by (used in) financing activities	(19,289)	(1,648)
Net increase (decrease) in cash and cash equivalents	(20,178)	(74,313)
Effect of exchange rate changes on cash	1,460	221
Cash and cash equivalents at beginning of period	143,455	170,932
Cash and cash equivalents at end of period	$124,737	$96,840
Supplemental Disclosure
Cash paid for income taxes	$232	$117
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$6,391	$4,338
Capitalized stock-based compensation	$3,944	$1,701
Leasehold improvements paid by landlord	$—	$7,406
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
COVID-19 Update
The full impact of the COVID-19 crisis on our business will depend on factors such as the length of time of the pandemic; how federal, state and local governments are responding; the efficacy of the COVID-19 vaccines; the longer-term impact of the crisis on the economy and consumer behavior; and the effect on our clients, employees, vendors, and other partners. As a result of the COVID-19 pandemic, in the third quarter of fiscal 2020, we temporarily closed three of our eight fulfillment centers, operated at significantly reduced capacity for much of the third quarter as a result of such temporary closures, and reduced our marketing in light of this reduced capacity. During the fourth quarter of fiscal 2020, our fulfillment centers returned to higher capacity levels. In the first nine months of fiscal 2021, we experienced smaller, intermittent interruptions at our fulfillment centers when we temporarily closed for part of a work day or for a full day to perform safety and cleaning procedures following an employee testing positive for COVID-19.
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
Coronavirus Aid, Relief, and Economic Security Act
On March 27, 2020, the U.S. enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which among other things, permits net operating loss (“NOL”) carryovers and carrybacks to offset 100% of taxable income for tax years beginning before 2021 and allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. We provided for an estimated effect of the CARES Act in our financial statements for the period ended May 1, 2021.
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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the fiscal year ended August 1, 2020, included in our Annual Report on Form 10-K filed with the SEC on September 25, 2020 (the “2020 Annual Report”).
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
Short-Term and Long-Term Investments
Our short-term and long-term investments have been classified and accounted for as available-for-sale securities. We determine the appropriate classification of our investments at the time of purchase and reevaluate the classification at each balance sheet date. Available-for-sale securities with maturities of 12 months or less are classified as short-term and available-for-sale securities with maturities greater than 12 months are classified as long-term. Our available-for-sale securities are carried at fair value, with unrealized gains and losses, net of taxes, reported within accumulated other comprehensive income (loss) (“AOCI”) in stockholders’ equity. The cost of securities sold is based upon the specific identification method.
In the first quarter of fiscal 2021, we adopted Accounting Standards Update (“ASU”) No. 2016-13, or “CECL,” which changed the way we evaluate available-for-sale securities for impairment. We no longer evaluate available-for-sale debt securities under the “other than temporary” impairment model, but now use an expected credit loss model. For debt securities with an amortized cost basis in excess of estimated fair value, we determine what amount of that deficit, if any, is caused by expected credit losses. The portion of the deficit attributable to expected credit losses is recognized in other (income) expense, net on our condensed consolidated statements of income. During the three and nine months ended May 1, 2021, we did not record any expected credit losses on our available-for-sale debt securities.
We have elected to present accrued interest receivable separately from short-term and long-term investments on our condensed consolidated balance sheets. Accrued interest receivable was $0.7 million as of May 1, 2021, and was recorded in prepaid expenses and other current assets. We have also elected to exclude accrued interest receivable from the estimation of expected credit losses on our available-for-sale securities and reverse accrued interest receivable through interest income (expense) when amounts are determined to be uncollectible. We did not write off any accrued interest receivable during the three and nine months ended May 1, 2021.
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
Revenue is recognized when control of the promised goods is transferred to the client. For a Fix, control is transferred when the client accepts or rejects the offer to purchase merchandise. Upon acceptance by purchasing one or more items within the Fix at checkout, the total amount of the order, including the upfront styling fee, is recognized as revenue. If none of the items within the Fix are accepted at checkout, the upfront styling fee is recognized as revenue at that time. The Style Pass annual fee is recognized at the earlier of (i) the time at which a client accepts and applies the Style Pass fee to an offer to purchase merchandise or (ii) upon expiry of the annual period. Under Style Pass arrangements, if a client does not accept any items within the Fix, the annual fee will continue to be deferred until it is applied to a future purchase or upon expiry of the annual period. If a client would like to exchange an item, we recognize revenue at the time the exchanged item is shipped, which coincides with the transfer of control to the customer. For a direct purchase or “Shop”, control is transferred upon shipment to the client.
We deduct discounts, sales tax, and estimated refunds to arrive at net revenue. Sales tax collected from clients is not considered revenue and is included in accrued liabilities until remitted to the taxing authorities. All shipping and handling costs are accounted for as fulfillment costs in cost of goods sold and as selling, general, and administrative expense (“SG&A”), respectively, and are therefore not evaluated as a separate performance obligation. Discounts are recorded as a reduction to revenue when the order is accepted. We record a refund reserve based on our historical refund patterns. Our refund reserve, which is included in accrued liabilities in the condensed consolidated balance sheets, was $12.2 million and $5.0 million as of May 1, 2021, and August 1, 2020, respectively.
We have five types of contractual liabilities: (i) cash collections of upfront styling fees, which are included in deferred revenue and are recognized as revenue upon the earlier of application to a merchandise purchase or expiry of the offer, (ii) cash collections of Style Pass annual fees, which are included in deferred revenue and are recognized upon the earlier of application to a merchandise purchase or expiry of the Style Pass annual period, (iii) unredeemed gift cards, which are included in gift card liability and recognized as revenue upon usage or inclusion in gift card breakage estimates, (iv) referral credits, which are included in other current liabilities and are recognized as revenue when used, and (v) cash collections of direct purchases, which are included in deferred revenue and are recognized as revenue upon shipment.
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
We expect deferred revenue for upfront styling fees, direct orders, and Style Pass annual fees to be recognized within one year. On average, gift card liability and other current liabilities are also recognized within one year.

The following table summarizes the balances of contractual liabilities included in other current liabilities, deferred revenue and gift card liability as of the dates indicated:

(in thousands)	May 1, 2021	August 1, 2020
Deferred revenue
Upfront styling fees	$13,469	$9,119
Style Pass annual fees	4,099	2,711
Direct order	2,417	$1,229
Total deferred revenue	$19,985	$13,059
Gift card liability	$10,608	$8,590
Other current liabilities
Referral credits	$5,158	$2,577
The following table summarizes revenue recognized during the nine months ended May 1, 2021, that was previously included in deferred revenue, gift card liability, and other current liabilities at August 1, 2020:

(in thousands)	Revenue Recognized From Amounts Previously Included in Deferred Balances at August 1, 2020
Upfront styling fees	$9,110
Style Pass annual fees	2,358
Direct order	947
Gift card liability	2,602
Referral credits	1,851
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
No client accounted for greater than 10% of total revenue, net for the three and nine months ended May 1, 2021, and May 2, 2020, respectively.
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
Our financial instruments consist of cash and cash equivalents, short-term and long-term investments, accounts payable, and accrued liabilities. At May 1, 2021, and August 1, 2020, the carrying values of cash and cash equivalents, accounts payable, and accrued liabilities approximated fair value due to their short-term maturities.

The following table sets forth the amortized cost, gross unrealized gains, gross unrealized losses and fair values of our short-term and long-term investments accounted for as available-for-sale securities as of May 1, 2021, and August 1, 2020:

	May 1, 2021				August 1, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial Assets:
Investments:
U.S. Treasury securities	$51,652	$115	$—	$51,767	$67,335	$516	$(1)	$67,850
Certificates of deposit	9,200	—	—	9,200	6,150	—	—	6,150
Commercial paper	16,587	—	—	16,587	35,331	—	—	35,331
Asset-backed securities	10,599	41	(6)	10,634	44,854	410	(4)	45,260
Corporate bonds	89,479	154	(11)	89,622	82,821	723	(1)	83,543
Total	$177,517	$310	$(17)	$177,810	$236,491	$1,649	$(6)	$238,134

The following table sets forth the fair value of available-for-sale securities by contractual maturity as of May 1, 2021, and August 1, 2020:

	May 1, 2021				August 1, 2020
(in thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Financial Assets:
Investments:
U.S. Treasury securities	$39,760	$12,007	$—	$51,767	$38,794	$29,056	$—	$67,850
Certificates of deposit	9,200	—	—	9,200	6,150	—	—	6,150
Commercial paper	16,587	—	—	16,587	35,331	—	—	35,331
Asset-backed securities	—	10,634	—	10,634	6,657	38,603	—	45,260
Corporate bonds	32,642	56,980	—	89,622	56,105	27,438	—	83,543
Total	$98,189	$79,621	$—	$177,810	$143,037	$95,097	$—	$238,134

The following table sets forth our cash equivalents, and short-term and long-term investments accounted for as available-for-sale securities that were measured at fair value on a recurring basis based on the fair value hierarchy as of May 1, 2021, and August 1, 2020:

	May 1, 2021				August 1, 2020
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$23,682	$—	$—	$23,682	$2,394	$—	$—	$2,394
U.S Treasury securities	—	—	—	—	—	—	—	—
Investments:
U.S. Treasury securities	51,767	—	—	51,767	67,850	—	—	67,850
Certificates of deposit	—	9,200	—	9,200	—	6,150	—	6,150
Commercial paper	—	16,587	—	16,587	—	35,331	—	35,331
Asset-backed securities	—	10,634	—	10,634	—	45,260	—	45,260
Corporate bonds	—	89,622	—	89,622	—	83,543	—	83,543
Total	$75,449	$126,043	$—	$201,492	$70,244	$170,284	$—	$240,528
There were no transfers of financial assets or liabilities into or out of Level 1, Level 2, or Level 3 for the three and nine months ended May 1, 2021, and May 2, 2020.
4.    Accrued Liabilities
Accrued liabilities consisted of the following:

(in thousands)	May 1, 2021	August 1, 2020
Compensation and related benefits	$20,850	$11,987
Advertising	14,060	14,979
Sales taxes	11,942	7,134
Shipping and freight	13,129	8,624
Accrued accounts payable	7,874	5,892
Inventory purchases	29,135	15,427
Other	21,669	13,547
Total accrued liabilities	$118,659	$77,590
California Styling Organization
On June 1, 2020, we announced a restructuring plan to eliminate substantially all of our Styling team based in California. As a result of this restructuring, we recognized aggregate charges of $4.8 million for termination benefits within selling, general, and administrative expenses during 2020. Cash payments of $3.1 million and $1.7 million occurred during 2021 and 2020, respectively, with no outstanding liability as of May 1, 2021. Other costs such as relocation assistance were expensed as incurred.
5.    Credit Agreements
In June 2020, we entered into a credit agreement (the “2020 Credit Agreement”) with Silicon Valley Bank and other lenders, to provide a revolving line of credit of up to $90.0 million, including a letter of credit sub-facility in the aggregate amount of $20.0 million, and a swingline sub-facility in the aggregate amount of $50.0 million. We also had the option to request an incremental facility of up to an additional $60.0 million from one or more of the lenders under the 2020 Credit Agreement.
Under the terms of the 2020 Credit Agreement, revolving loans were either Eurodollar Loans or ABR Loans. Outstanding Eurodollar Loans would have incurred interest at the Eurodollar Rate, which is defined in the 2020 Credit Agreement as LIBOR (or any successor thereto), plus a margin of either 2.25% or 2.50%, depending on usage. Outstanding ABR Loans would have incurred interest at the highest of (a) the Prime Rate, as published by the Wall Street Journal, (b) the federal funds rate in effect for such day plus 0.50%, and (c) the Eurodollar Rate plus 1.00%, in each case plus a margin of either 1.25% or 1.50%, depending on usage. The 2020 Credit Agreement required us to pay a commitment fee of either 0.25% or 0.30% per year, depending on usage, for committed but unused amounts.

As of May 1, 2021, we did not have any borrowings outstanding under the 2020 Credit Agreement and we were in compliance with all financial covenants.
On June 2, 2021, we entered into an amended and restated credit agreement (the “Amended Credit Agreement”) with Silicon Valley Bank and other lenders, to provide a revolving line of credit of up to $100.0 million, including a letter of credit sub-facility in the aggregate amount of $30.0 million, and a swingline sub-facility in the aggregate amount of $50.0 million, to replace the 2020 Credit Agreement. We also have the option to request an incremental facility of up to an additional $150.0 million from one or more of the lenders under the Amended Credit Agreement.
Under the terms of the Amended Credit Agreement, revolving loans may be either Eurodollar Loans or ABR Loans. Outstanding Eurodollar Loans incur interest at the Eurodollar Rate, which is defined in the Amended Credit Agreement as LIBOR (or any successor thereto), plus a margin of 2.25%. Outstanding ABR Loans incur interest at the highest of (a) the Prime Rate, as published by the Wall Street Journal, (b) the federal funds rate in effect for such day plus 0.50%, and (c) the Eurodollar Rate plus 1.00%, in each case plus a margin of 1.25%. We will be charged a commitment fee of 0.25% for committed but unused amounts. The revolving line of credit under the Amended Credit Agreement will terminate on May 31, 2024, unless the termination date is extended at the election of the lenders.
Our obligations under the Amended Credit Agreement and any hedging or cash management agreements entered into with any lender thereunder are secured by substantially all of our current and future property, rights, and assets, including, but not limited to, cash, goods, equipment, contractual rights, financial assets, and intangible assets. The Amended Credit Agreement contains covenants limiting the ability to, among other things, dispose of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock, and make investments, in each case subject to certain exceptions. The Amended Credit Agreement also contains financial covenants requiring us to maintain minimum free cash flow and an adjusted current ratio above specified levels, measured in each case at the end of each fiscal quarter. The Amended Credit Agreement contains events of default that include, among others, non-payment of principal, interest, or fees, breach of covenants, inaccuracy of representations and warranties, cross defaults to certain other indebtedness, bankruptcy and insolvency events, and material judgments.
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
7.    Accumulated Other Comprehensive Income (Loss)
The following tables present the changes in AOCI by component and, if applicable, the reclassifications out of AOCI for the periods presented:

	For the Three Months Ended May 1, 2021			For the Three Months Ended May 2, 2020
(in thousands)	Available-for-sale Securities	Foreign Currency Translation	Total	Available-for-sale Securities	Foreign Currency Translation	Total
Beginning balance	$162	$3,106	$3,268	$466	$1,828	$2,294
Other comprehensive income (loss) before reclassifications(1)	(282)	307	25	995	(1,773)	(778)
Amounts reclassified from AOCI	(17)	—	(17)	(1)	—	(1)
Net change in AOCI	(299)	307	8	994	(1,773)	(779)
Ending balance	$(137)	$3,413	$3,276	$1,460	$55	$1,515

	For the Nine Months Ended May 1, 2021			For the Nine Months Ended May 2, 2020
(in thousands)	Available-for-sale Securities	Foreign Currency Translation	Total	Available-for-sale Securities	Foreign Currency Translation	Total
Beginning balance	$1,213	$1,515	$2,728	$391	$(578)	$(187)
Other comprehensive income (loss) before reclassifications(1)	(1,219)	1,898	679	1,072	633	1,705
Amounts reclassified from AOCI	(131)	—	(131)	(3)	—	(3)
Net change in AOCI	(1,350)	1,898	548	1,069	633	1,702
Ending balance	$(137)	$3,413	$3,276	$1,460	$55	$1,515

 (1) The associated income tax effects for gains / losses on available-for-sale securities for the three and nine months ended May 2, 2020, were $126 and $259, respectively. There was no associated income tax effect for gains/ losses on available-for-sale securities for the three and nine months ended May 1, 2021, as we have recorded a valuation allowance against these deferred tax balances.
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

2017 Incentive Plan
In November 2017, our board of directors and stockholders adopted our 2017 Incentive Plan (the “2017 Plan”). The remaining shares available for issuance under our 2011 Plan became reserved for issuance under the 2017 Plan. Our 2017 Plan provides for the grant of Class A incentive stock options to employees, including employees of any parent or subsidiary, and for the grant of nonqualified stock options, stock appreciation rights, restricted stock (“RSU”) awards, restricted stock unit awards, performance stock awards, performance cash awards, and other forms of stock awards to employees, directors, and consultants, including employees and consultants of our subsidiaries. Employee stock option awards generally vest 25% on the first anniversary of the grant date with the remaining shares subject to the option vesting ratably over the next three years. Options generally expire after 10 years. RSU awards generally vest 25% on the first anniversary of the grant date with the remaining RSU awards vesting ratably over the next three years. The number of shares authorized for issuance under the 2017 Plan was 27,395,455 as of May 1, 2021.
2019 Inducement Plan
In October 2019, our board of directors adopted our 2019 Inducement Plan (the “2019 Plan”). Our 2019 Plan provides for the grant of Class A nonqualified stock options and RSU awards to individuals who satisfy the standards for inducement grants under the relevant Nasdaq Stock Market rules. The number of shares authorized for issuance under the 2019 Plan was 4,750,000 as of May 1, 2021.
Stock option activity under the 2011 Plan, 2017 Plan, and 2019 Plan is as follows:

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in thousands)
Balance – August 1, 2020	6,817,196	$17.10	7.41	$40,252
Granted	463,376	$55.06
Exercised	(1,839,804)	$12.36
Cancelled	(1,163,950)	$22.19
Balance – May 1, 2021	4,276,818	$21.87	7.24	$97,183
The aggregate intrinsic value is the difference between the current fair value of the underlying common stock and the exercise price for in-the-money stock options.
The following table summarizes the RSU award activity under the 2017 Plan and 2019 Plan:

	Unvested RSUs
	Class A Common Stock	Weighted- Average Grant Date Fair Value
Unvested at August 1, 2020	9,123,341	$20.11
Granted	5,855,934	$39.39
Vested	(1,476,851)	$21.44
Forfeited	(2,253,436)	$22.96
Unvested at May 1, 2021	11,248,988	$29.39
Stock-Based Compensation Expense
Stock-based compensation expense for employees was $28.8 million and $73.5 million for the three and nine months ended May 1, 2021, respectively, and $19.6 million and $47.5 million for the three and nine months ended May 2, 2020, respectively. Stock-based compensation expense is included in selling, general, and administrative expenses in our condensed consolidated statements of operations and comprehensive income.
The weighted-average grant date fair value of options granted during the nine months ended May 1, 2021, was $27.74 per share. The weighted-average grant date fair value of options granted during the nine months ended May 2, 2020, was $11.35 per share. As of May 1, 2021, the total unrecognized compensation expense related to unvested options and RSUs, net of estimated forfeitures, was $314.2 million, which we expect to recognize over an estimated weighted average period of 2.5 years.

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

	For the Three Months Ended		For the Nine Months Ended
	May 1, 2021	May 2, 2020	May 1, 2021	May 2, 2020
Expected term (in years)	5.8	6.2	5.3 - 6.3	5.5 - 6.2
Volatility	55.5%	50.1%	55.5% - 55.9%	50.1% - 51.2%
Risk free interest rate	0.6%	1.4%	0.3% - 0.6%	1.4% - 1.7%
Dividend yield	—%	—%	—%	—%
9.    Income Taxes
The following table summarizes our effective tax rate from income for the periods presented:

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	May 1, 2021	May 2, 2020	May 1, 2021	May 2, 2020
Income (loss) before income taxes	$(23,380)	$(45,252)	$(81,773)	$(34,326)
Provision (benefit) for income taxes	(4,534)	(11,349)	(51,429)	(11,676)
Effective tax rate	19.4%	25.1%	62.9%	34.0%
We are primarily subject to income taxes in the United States. Our effective tax rate for the three and nine months ended May 1, 2021, differs from the federal statutory income tax rate primarily due to the net operating loss carryback provisions of the CARES Act and excess tax benefits from stock-based compensation, partially offset by certain nondeductible expenses.
Our effective tax rate for the three and nine months ended May 2, 2020, differed from the federal statutory income tax rate primarily due to the net operating loss carryback provisions of the CARES Act, the effects of income taxed at different rates, the reversal of stock-based compensation expenses, and allowable credits.
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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted EPS attributable to common stockholders is as follows:

	For the Three Months Ended
	May 1, 2021		May 2, 2020
(in thousands, except share and per share amounts)	Class A	Class B	Class A	Class B
Numerator:
Net income (loss)	$(12,142)	$(6,704)	$(18,714)	$(15,189)
Net income (loss) attributable to common stockholders - basic	(12,142)	(6,704)	(18,714)	(15,189)
Net income (loss) attributable to common stockholders - diluted	$(12,142)	$(6,704)	$(18,714)	$(15,189)
Denominator:
Weighted-average shares of common stock - basic	68,743,748	37,952,472	56,661,027	45,989,128
Weighted-average shares of common stock - diluted	68,743,748	37,952,472	56,661,027	45,989,128
Earnings (loss) per share attributable to common stockholders:
Basic	$(0.18)	$(0.18)	$(0.33)	$(0.33)
Diluted	$(0.18)	$(0.18)	$(0.33)	$(0.33)

	For the Nine Months Ended
	May 1, 2021		May 2, 2020
(in thousands, except share and per share amounts)	Class A	Class B	Class A	Class B
Numerator:
Net income (loss)	$(18,423)	$(11,921)	$(12,370)	$(10,280)
Net income (loss) attributable to common stockholders - basic	(18,423)	(11,921)	(12,370)	(10,280)
Net income (loss) attributable to common stockholders - diluted	$(18,423)	$(11,921)	$(12,370)	$(10,280)
Denominator:
Weighted-average shares of common stock - basic	64,029,465	41,428,442	55,754,290	46,330,439
Weighted-average shares of common stock - diluted	64,029,465	41,428,442	55,754,290	46,330,439
Earnings (loss) per share attributable to common stockholders:
Basic	$(0.29)	$(0.29)	$(0.22)	$(0.22)
Diluted	$(0.29)	$(0.29)	$(0.22)	$(0.22)

The following common stock equivalents were excluded from the computation of diluted earnings (loss) per share for the periods presented because including them would have been antidilutive:

	For the Three Months Ended		For the Nine Months Ended
	May 1, 2021	May 2, 2020	May 1, 2021	May 2, 2020
Restricted stock units	8,384,774	8,625,483	8,725,064	8,027,468
Stock options to purchase Class A common stock	1,445,964	3,064,975	1,352,936	3,002,050
Stock options to purchase Class B common stock	1,527,146	3,751,705	1,857,297	3,745,626
Total	11,357,884	15,442,163	11,935,297	14,775,144
11.    Subsequent Events
On June 2, 2021, we entered into an amended and restated credit agreement with Silicon Valley Bank and other lenders, to provide a revolving line of credit, including a letter of credit sub-facility and a swingline sub-facility. Refer to Note 5, Credit Agreements, for additional detail.

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
For the three months ended May 1, 2021, we reported $535.6 million in net revenue, representing year-over-year growth of 44.1% from the three months ended May 2, 2020. For the nine months ended May 1, 2021, we reported $1.5 billion in net revenue, representing year-over-year growth of 20.6% from the nine months ended May 2, 2020. As of May 1, 2021, and May 2, 2020, we had 4,107,000 and 3,418,000 active clients, respectively, representing year-over-year growth of 20.2%.
Net loss for the three and nine months ended May 1, 2021, was $18.8 million and $30.3 million, respectively, compared to net loss for three and nine months ended May 2, 2020, of $33.9 million and $22.7 million, respectively. For more information on the components of net loss, refer to the section titled “Results of Operations” below.

COVID-19 Update
The full impact of the COVID-19 crisis on our business will depend on factors such as the length of time of the pandemic; how federal, state and local governments are responding; the efficacy of the COVID-19 vaccines; the longer-term impact of the crisis on the economy and consumer behavior; and the effect on our clients, employees, vendors, and other partners.
During this time, we are focused on protecting the health and safety of our employees and clients, while seeking to continue operating our business responsibly.
In the third quarter of fiscal 2020, we temporarily closed three of our eight fulfillment centers to assess our ability to operate under shelter-in-place orders and develop protocols to protect the welfare of our warehouse employees. Those centers have since reopened, and all of our fulfillment centers are currently operating with safety measures in place, including social distancing, health screening, enhanced cleaning protocols, and protective equipment such as masks and gloves for employees. In the first nine months of fiscal 2021, we experienced smaller, intermittent interruptions at our fulfillment centers in connection with temporary closures of certain fulfillment centers for part of a work day or for a full day to perform safety and cleaning procedures following employees testing positive for COVID-19. Additionally, we have experienced difficulty hiring employees in our fulfillment centers, which we attribute to COVID-19 concerns and to increased competition and rising wages for eCommerce fulfillment center workers as eCommerce demand accelerates.
While we expect many employees to return to our offices later this calendar year, the timing of such a return could be effected by resurgences of COVID-19 in areas where our offices are located. When we return to our offices, we expect many employees to continue to work in a remote capacity or a hybrid of in-person and remote work. These changes to our operations going forward present additional challenges and increased costs to insure our offices are safe and functional for hybrid offices that enable effective collaboration of both remote and in-person colleagues.
The effect of the COVID-19 pandemic on the broader economy and consumer behavior continues to evolve. During the latter half of our third fiscal quarter of 2020, we did experience lower demand, which negatively affected net revenue per active client, and which we believe was largely attributable to consumer reactions as the COVID-19 crisis escalated during March and April of 2020. Despite the continuing impact of COVID-19 on the overall economy, we saw strong retention from our auto-ship clients and growth in new client demand from increases in first Fix shipments in the second half of fiscal 2020. We continue to see growth in new client demand and strong auto-ship retention during the first nine months of fiscal 2021 and believe we are benefiting from the dislocation in the retail apparel market that is resulting from the COVID-19 pandemic. For further discussion of the COVID-19 related risks facing our business, refer to the “Risk Factors” section included in Part II, Item 1A.
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
Adjusted EBITDA
We define adjusted EBITDA as net income (loss) excluding interest (income) expense, provision (benefit) for income taxes, other (income) expense, net, depreciation and amortization, and stock-based compensation expense. The following table presents a reconciliation of net income (loss), the most comparable GAAP financial measure, to adjusted EBITDA for each of the periods presented:

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	May 1, 2021	May 2, 2020	May 1, 2021	May 2, 2020
Net income (loss)	$(18,846)	$(33,903)	$(30,344)	$(22,650)
Add (deduct):
Interest (income) expense	(444)	(1,372)	(2,247)	(4,502)
Provision (benefit) for income taxes	(4,534)	(11,349)	(51,429)	(11,676)
Other (income) expense, net	(395)	569	(83)	1,431
Depreciation and amortization	7,049	5,788	20,172	16,558
Stock-based compensation expense	28,802	19,594	73,486	47,475
Adjusted EBITDA	$11,632	$(20,673)	$9,555	$26,636
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

	For the Nine Months Ended
(in thousands)	May 1, 2021	May 2, 2020
Free cash flow reconciliation:
Cash flows provided by (used in) operating activities	$(35,062)	$(20,488)
Deduct:
Purchases of property and equipment	(23,690)	(18,651)
Free cash flow	$(58,752)	$(39,139)
Cash flows provided by (used in) investing activities	$34,173	$(52,177)
Cash flows provided by (used in) financing activities	$(19,289)	$(1,648)

Operating Metrics

	May 1, 2021	January 31, 2021	October 31, 2021	August 1, 2020	May 2, 2020
Active clients (in thousands)	4,107	3,873	3,763	3,522	3,418
Net revenue per active client (1)	$481	$467	$467	$486	$498

(1) Fiscal year 2019 was a 53-week year, with the extra week occurring in the quarter ended August 3, 2019. Therefore, net revenue per active client for the quarter ended May 2, 2020, includes the impact of the extra week of revenue.

Active Clients
We believe that the number of active clients is a key indicator of our growth and the overall health of our business. We define an active client as a client who checked out a Fix or was shipped an item using our direct-buy functionality in the preceding 52 weeks, measured as of the last day of that period. A client checks out a Fix when she indicates what items she is keeping through our mobile application or on our website. We consider each Men’s, Women’s, or Kids account as a client, even if they share the same household. We had 4,107,000 and 3,418,000 active clients as of May 1, 2021, and May 2, 2020, respectively, representing year-over-year growth of 20.2%.
Net Revenue per Active Client
We believe that net revenue per active client is an indicator of client engagement and satisfaction. We calculate net revenue per active client based on net revenue over the preceding four fiscal quarters divided by the number of active clients, measured as of the last day of the period. Net revenue per active client was $481 and $498 as of May 1, 2021, and May 2, 2020, respectively, representing a year-over-year decline of 3.4%. We attribute this year-over-year decline in net revenue per active client primarily to large recent increases in new active clients. Recently added clients have, on average, less purchase history during the prior twelve months as they are new to our service. Therefore, their contribution to the net revenue per active client calculation has a dilutive effect. We expect future periods with large new active client adds may have a similar impact on net revenue per active client.
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
Our inventory investments will fluctuate with the needs of our business. For example, in the first half of fiscal 2020, we purchased inventory based on our pre-COVID-19 pandemic projections, which resulted in excess inventory levels and higher inventory reserves during our third fiscal quarter of 2020. As noted above, in March 2020, we temporarily closed three of our eight fulfillment centers resulting in significantly less capacity in our warehouses, which, in turn, contributed to delayed Fix shipments, a substantial backlog, delayed return processing, extended wait times for our clients, and significant inventory management challenges. During the fourth quarter of fiscal 2020, we increased capacity at our fulfillment centers and we experienced an uptick in client demand, both of which contributed to healthier inventory levels and lower inventory reserves. During the first nine months of fiscal 2021, we have increased our inventory levels to expand our inventory assortment and support our growth and future growth projections. This increase in inventory levels can have a corresponding impact on our inventory reserves. If we fail to effectively predict client preferences or meet future sales projections, our inventory reserves, and potentially our inventory write-offs, will increase. Additionally, entering new locations such as the UK, expanding to new categories such as Stitch Fix Kids, offering new functionalities such as direct buy, or adding new fulfillment centers will all require additional investments in inventory.
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
The largest component of our marketing spend is advertising, which was $48.9 million and $142.2 million for the three and nine months ended May 1, 2021, and $37.8 million and $124.0 million for the three and nine months ended May 2, 2020.

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
Investment in our Operations and Infrastructure
To grow our client base and enhance our offering, we will incur additional expenses. We intend to leverage our data science and deep understanding of our clients’ needs to inform investments in operations and infrastructure. We anticipate that our expenses will increase as we continue to hire additional personnel and further advance our technological and data science capabilities. Moreover, we intend to make capital investments in our inventory, fulfillment centers, and office space and logistics infrastructure as we launch new categories, expand internationally, and drive operating efficiencies. For example, in November 2020, we entered into an agreement to lease approximately 700,000 square feet of space to be used as a new fulfillment center in Salt Lake City, Utah, and in May 2021, we closed our South San Francisco fulfillment center, which was the smallest facility in our network. We expect to increase our spending on operations and infrastructure in the future and cannot be certain that these efforts will grow our client base or be cost-effective. However, we believe these strategies will yield positive returns in the long term.
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
Results of Operations
Comparison of the Three and Nine Months Ended May 1, 2021, and May 2, 2020
The following table sets forth our results of operations for the periods indicated:

	For the Three Months Ended		%	For the Nine Months Ended		%
(in thousands)	May 1, 2021	May 2, 2020	Change	May 1, 2021	May 2, 2020	Change
Revenue, net	$535,589	$371,726	44.1%	$1,530,099	$1,268,325	20.6%
Cost of goods sold	289,199	220,115	31.4%	847,915	713,225	18.9%
Gross profit	246,390	151,611	62.5%	682,184	555,100	22.9%
Selling, general, and administrative expenses	270,609	197,666	36.9%	766,287	592,497	29.3%
Operating income (loss)	(24,219)	(46,055)	(47.4)%	(84,103)	(37,397)	124.9%
Interest (income) expense	(444)	(1,372)	(67.6)%	(2,247)	(4,502)	(50.1)%
Other (income) expense, net	(395)	569	(169.4)%	(83)	1,431	(105.8)%
Income (loss) before income taxes	(23,380)	(45,252)	(48.3)%	(81,773)	(34,326)	138.2%
Provision (benefit) for income taxes	(4,534)	(11,349)	(60.0)%	(51,429)	(11,676)	340.5%
Net income (loss)	$(18,846)	$(33,903)	(44.4)%	$(30,344)	$(22,650)	34.0%

* Not meaningful
 The following table sets forth the components of our results of operations as a percentage of revenue:

	For the Three Months Ended		For the Nine Months Ended
	May 1, 2021	May 2, 2020	May 1, 2021	May 2, 2020
Revenue, net	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	54.0%	59.2%	55.4%	56.2%
Gross margin	46.0%	40.8%	44.6%	43.8%
Selling, general, and administrative expenses	50.5%	53.2%	50.1%	46.7%
Operating income (loss)	(4.5)%	(12.4)%	(5.5)%	(2.9)%
Interest (income) expense	(0.1)%	(0.4)%	(0.1)%	(0.4)%
Other (income) expense, net	(0.1)%	0.2%	—%	0.1%
Income (loss) before income taxes	(4.3)%	(12.2)%	(5.4)%	(2.6)%
Provision (benefit) for income taxes	(0.8)%	(3.1)%	(3.4)%	(0.9)%
Net income (loss)	(3.5)%	(9.1)%	(2.0)%	(1.7)%

Revenue and Gross Margin
Revenue increased by $163.9 million and $261.8 million, or 44.1% and 20.6%, respectively, during the three and nine months ended May 1, 2021, compared with the same periods last year. The increase in revenue was attributable to a 20.2% increase in active clients from May 2, 2020, to May 1, 2021, which drove increased sales of merchandise, and lower revenue in the third fiscal quarter of 2020 due to operational capacity constraints from temporary closures of our fulfillment centers related to the COVID-19 pandemic.
Gross margin for the three and nine months ended May 1, 2021, increased by 520 basis points and 80 basis points, respectively, compared with the same periods last year. The increase for the three months ended May 1, 2021, compared to the same period last year, was primarily driven by a decrease in our inventory reserves and lower merchandise costs. The higher inventory reserves in the same period last year were primarily due to excess inventory from COVID-19 related capacity constraints. The increase for the nine months ended May 1, 2021, was primarily driven by a decrease in our inventory reserves compared to the same period last year, partially offset by increased shipping rates in the current year.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses (“SG&A”) increased by $72.9 million and $173.8 million for the three and nine months ended May 1, 2021, compared with the same periods last year. The increase in expense for the three and nine months ended May 1, 2021, compared with the same periods last year, was primarily related to higher compensation and benefits expense, including an increase in hourly wages for our full-time U.S. warehouse associates and higher marketing spend. As a percentage of revenue, SG&A decreased to 50.5% for the three months ended May 1, 2021, compared with 53.2% for the three months ended May 2, 2020, and increased to 50.1% for the nine months ended May 1, 2021, compared with 46.7% for the nine months ended May 2, 2020. The decrease in SG&A as a percentage of revenue for the three months ended May 1, 2021, compared with the same period last year, was primarily due to lower revenue in the third quarter of fiscal 2020 due to operational capacity constraints from temporary closures of our fulfillment centers related to the COVID-19 pandemic.
Provision (Benefit) for Income Taxes
The following table summarizes our effective tax rate from income for the periods presented:

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	May 1, 2021	May 2, 2020	May 1, 2021	May 2, 2020
Income (loss) before income taxes	$(23,380)	$(45,252)	$(81,773)	$(34,326)
Provision (benefit) for income taxes	(4,534)	(11,349)	(51,429)	(11,676)
Effective tax rate	19.4%	25.1%	62.9%	34.0%
Our effective tax rate for the three and nine months ended May 1, 2021, differs from the federal statutory income tax rate primarily due to the net operating loss carryback provisions of the CARES Act and excess tax benefits from stock-based compensation, partially offset by certain nondeductible expenses.
Our effective tax rate for the three and nine months ended May 2, 2020, differed from the federal statutory income tax rate primarily due to the net operating loss carryback provisions of the CARES Act, the effects of income taxed at different rates, the reversal of stock-based compensation expenses, and allowable credits.
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
As of May 1, 2021, we had $124.7 million of cash and cash equivalents and $177.8 million of investments. Our investment balance includes $98.2 million of short-term investments with contractual maturities of 12 months or less as of May 1, 2021.

In June 2020, we entered into a $90.0 million credit agreement (the “2020 Credit Agreement”) with Silicon Valley Bank and other lenders. The 2020 Credit Agreement included a letter of credit sub-facility of $20.0 million and a swingline sub-facility of up to $50.0 million. On June 2, 2021, we entered into a $100.0 million amended and restated credit agreement (the “Amended Credit Agreement”) with Silicon Valley Bank and other lenders, which replaced the 2020 Credit Agreement. The Amended Credit Agreement includes a letter of credit sub-facility of $30.0 million and a swingline sub-facility of up to $50.0 million.
Under the terms of the Amended Credit Agreement, revolving loans may be either Eurodollar Loans or ABR Loans. Outstanding Eurodollar Loans incur interest at the Eurodollar Rate, which is defined in the Amended Credit Agreement as LIBOR (or any successor thereto), plus a margin of 2.25%. Outstanding ABR Loans incur interest at the highest of (a) the Prime Rate, as published by the Wall Street Journal, (b) the federal funds rate in effect for such day plus 0.50%, and (c) the Eurodollar Rate plus 1.00%, in each case plus a margin of 1.25%. We will be charged a commitment fee of 0.25% for committed but unused amounts. The revolving line of credit under the Amended Credit Agreement will terminate on May 31, 2024.
Our obligations under the Amended Credit Agreement and any hedging or cash management agreements entered into with any lender thereunder are secured by substantially all of our current and future property, rights, and assets, including, but not limited to, cash, goods, equipment, contractual rights, financial assets, and intangible assets. The Amended Credit Agreement contains covenants limiting the ability to, among other things, dispose of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock, and make investments, in each case subject to certain exceptions. The Amended Credit Agreement also contains financial covenants requiring us to maintain minimum free cash flow and an adjusted current ratio above specified levels, measured in each case at the end of each fiscal quarter. The Amended Credit Agreement contains events of default that include, among others, non-payment of principal, interest, or fees, breach of covenants, inaccuracy of representations and warranties, cross defaults to certain other indebtedness, bankruptcy and insolvency events, and material judgments.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated below:

	For the Nine Months Ended
(in thousands)	May 1, 2021	May 2, 2020
Net cash provided by (used in) operating activities	$(35,062)	$(20,488)
Net cash provided by (used in) investing activities	34,173	(52,177)
Net cash provided by (used in) financing activities	(19,289)	(1,648)
Net increase (decrease) in cash and cash equivalents	$(20,178)	$(74,313)
Cash provided by (used in) operating activities
During the nine months ended May 1, 2021, cash used in operating activities was $35.1 million, which consisted of a net loss of $30.3 million, adjusted by non-cash charges of $99.9 million and by a change of $104.7 million in our net operating assets and liabilities. The non-cash charges were largely driven by $73.5 million of stock-based compensation expense and $21.9 million of depreciation, amortization, and accretion. The change in our net operating assets and liabilities was primarily due to a change of $97.0 million in our inventory balance due to increased inventory purchases to expand our inventory assortment and support our growth, and a change of $47.8 million in long-term income tax receivables due to the net operating loss carryback provisions of the CARES Act. This was partially offset by an increase of $37.4 million in our accounts payable and accrued liabilities related to increased business activity and timing of payments.
During the nine months ended May 2, 2020, cash used in operating activities was $20.5 million, which consisted of a net loss of $22.7 million, adjusted by non-cash charges of $70.4 million and offset by a change of $68.2 million in our net operating assets and liabilities. The non-cash charges were largely driven by $47.5 million of stock-based compensation expense, an $18.4 million increase in inventory reserves, and $16.3 million of depreciation, amortization, and accretion. The change in our net operating assets and liabilities was primarily due to an increase of $65.2 million in our inventory balance due to increased inventory purchases to support our anticipated growth before the COVID-19 pandemic.

Cash (provided by) used in investing activities
During the nine months ended May 1, 2021, cash provided by investing activities was $34.2 million. This was primarily due to maturities and sales of available-for-sale securities of $133.0 million and $73.9 million, respectively, substantially offset by our investment of $149.0 million in available-for-sale securities and purchases of property and equipment of $23.7 million.
During the nine months ended May 2, 2020, cash used in investing activities was primarily related to our investment of $191.9 million in highly rated available-for-sale securities and $18.7 million in purchases of property and equipment, partially offset by maturities of available-for-sale securities of $132.1 million.
Cash provided by (used in) financing activities
During the nine months ended May 1, 2021, cash used in financing activities was $19.3 million which was primarily due to payments for tax withholding related to vesting of restricted stock units, partially offset by proceeds from the exercise of stock options.
During the nine months ended May 2, 2020, cash used in financing activities was $1.6 million, which was primarily due to payments for tax withholding related to vesting of restricted stock units, partially offset by proceeds from the exercise of stock options..
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
There have been no other material changes to our contractual obligations and other commitments as disclosed in our Annual Report on Form 10-K for the fiscal year ended August 1, 2020 (our “2020 Annual Report”).
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
ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk
We have operations both within the United States and in the UK, and we are exposed to market risks in the ordinary course of business. These risks primarily include interest rate risk, foreign currency risk and inflation risk.
Interest Rate Risk
We are primarily exposed to market risks through interest rate risk on our investments. As of May 1, 2021, we had $177.8 million in highly rated investments accounted for as available-for-sale securities, which are presented on our balance sheet at their fair market value compared to $238.1 million as of August 1, 2020. These interest-earning instruments carry a degree of interest rate risk; however, a hypothetical 10% change in interest rates during the three and nine months ended May 1, 2021, would not have had a material impact on our condensed consolidated financial statements.

Foreign Currency Risk
As of May 1, 2021, our revenue was earned in U.S. dollars and British pound sterling. Our expansion into the UK exposes us to fluctuations in foreign currency exchange rates. Fluctuations in foreign currency exchange rates may also result in transaction gains or losses on transactions in currencies other than the U.S. Dollar or British pound sterling. For the three and nine months ended May 1, 2021, a hypothetical 10% increase or decrease in current exchange rates would not have had a material impact on our condensed consolidated financial results.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition, or results of operations. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, and results of operations.
ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report. Based on the evaluation of our disclosure controls and procedures as of May 1, 2021, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
Despite the fact that most of our employees are working remotely due to the COVID-19 pandemic, there were no changes during the quarter ended May 1, 2021, in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We will continue to monitor and assess the impact of COVID-19 on our internal controls.
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
Our business has been and may continue to be materially impacted by the effects of the ongoing COVID-19 pandemic. This pandemic and related measures taken to contain the spread of COVID-19, such as government-mandated business closures, state and local orders to “shelter in place,” and travel and transportation restrictions, have negatively affected the U.S. and global economies, disrupted global supply chains, and led to unprecedented levels of unemployment. We have also taken certain actions in response to these measures, such as temporarily closing three of our eight fulfillment centers in the third quarter of our 2020 fiscal year to assess our ability to operate under shelter-in-place orders and develop protocols to protect the welfare of our warehouse employees.
These factors have resulted in significant disruption that has negatively impacted and may continue to negatively impact our business, including our operational capacity and results of operations. While all of our fulfillment centers are currently open, they were operating at a reduced capacity in the third fiscal quarter of 2020 as employees worked on an opt-in basis and with social distancing protocols that required fewer employees to be in a fulfillment center than previously. We also provided all of our fulfillment center employees four weeks of flexible paid time off. Due to these measures, we had significantly less capacity in our warehouses during the third quarter of fiscal year 2020, which resulted in delayed Fix shipments, a significant Fix backlog, delayed inventory and return processing, extended wait times for clients, and inventory management challenges. Since the third quarter of fiscal year 2020, we have experienced smaller, intermittent interruptions in connection with temporary closures of fulfillment centers for part of a work day or for a full day to perform safety and cleaning procedures following employees testing positive for COVID-19. Additionally, we have experienced difficulty hiring employees in our fulfillment centers, which we attribute to COVID-19 concerns and to increased competition and rising wages for eCommerce fulfillment center workers as eCommerce demand accelerates. Capacity constraints in our fulfillment centers could cause delayed Fix shipments, delayed inventory and return processing, and inventory management challenges.
There continues to be uncertainty around the COVID-19 pandemic and its impact on U.S. and global economic activity and consumer behavior. Unemployment rates in the United States and UK have increased significantly, which has dampened and could continue to dampen consumer spending and demand for our service, as could the possibility of a national or global economic recession or depression. To the extent the impact of COVID-19 continues or worsens, or if there is a resurgence after any containment, consumer spending may be affected for an extended period, which would impact our results of operations and financial condition.
All of our employees who are able to work remotely are required to do so at this time. While we expect many employees to return to our offices later this calendar year, the timing of such a return could be effected by resurgences of COVID-19 in areas where our offices are located. Additionally, when we return to our offices, we expect many employees to continue to work in a remote capacity or a hybrid of in-person and remote work. These changes to our operations going forward present additional risks, uncertainties and costs that could affect our performance, including increased operational risk, uncertainty regarding office space needs, heightened vulnerability to cyber attacks, potential reduced productivity, changes to our Company culture, potential strains to our business continuity plans, and increased costs to insure our offices are safe and functional as hybrid offices that enable effective collaboration of both remote and in-person colleagues.

The COVID-19 pandemic has, at times, negatively impacted our results of operations, but the extent and duration of this impact remain uncertain. It will depend on factors such as the length of time the pandemic continues; the efficacy of the COVID-19 vaccines; how national, state and local governments continue to respond; the impact of the crisis on the economy and consumer behavior; and the effect on our clients, employees, vendors, and other partners. For example, we continue to work with our vendors to minimize inventory disruptions, and while we have not been significantly impacted by delays in inventory receipts, future delays and supply constraints may negatively affect our ability to obtain and manage inventory. Furthermore, while we believe we will ultimately be a beneficiary of the acceleration of consumer eCommerce adoption brought on by the COVID-19 pandemic, we have experienced shipping delays as a result of our shipping vendors' challenges fulfilling higher eCommerce shipping demand, which has impacted our results of operations. Additionally, we may be negatively impacted if consumers shift back to traditional brick-and-mortar apparel retailers as pandemic restrictions ease.
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
We currently receive and distribute merchandise at six fulfillment centers in the United States. We are in the process of building out another fulfillment center in the United States and we closed our South San Francisco fulfillment center in the third quarter of 2021. We also have a fulfillment center in the United Kingdom, which is operated by a third party. During the third quarter of our 2020 fiscal year, in response to the COVID-19 pandemic, we temporarily closed three of our fulfillment centers, offered our fulfillment center employees four weeks of paid time off, and reduced the maximum number of employees in each fulfillment center in order to implement social distancing protocols. These changes resulted in operational constraints, which in turn temporarily reduced our ability to ship merchandise to clients and earn revenue during the third quarter of our 2020 fiscal year. Since the third quarter of fiscal year 2020, we have continued to experience smaller, intermittent interruptions in connection with temporary closures of fulfillment centers for part of a work day or for a full day to perform safety and cleaning procedures following notice that employees tested positive for COVID-19.
Additionally, we have experienced difficulty hiring employees in our fulfillment centers, which we attribute to COVID-19 concerns and to increased competition and rising wages for eCommerce fulfillment center workers as eCommerce demand accelerates. To address this, during the first fiscal quarter of 2021, we increased wages in our fulfillment centers so we would be more competitive in hiring employees. These wage increases impacted our operating results. We are likely to continue to have difficulty hiring employees in fulfillment centers due to increased competition and we expect to continue to increase wages for our fulfillment center employees, as necessary, which would impact our operating results. These hiring difficulties, and our closure of one fulfillment center while in the process of building out a new one which is not yet operational, have caused and may in the future cause additional capacity constraints in our fulfillment centers. Capacity constraints in our fulfillment centers could affect the amount and types of inventory we have available to offer to clients, which will affect our results of operations. If there is a resurgence of COVID-19 in the areas where our fulfillment centers are located, or if we or our third-party partner are unable to adequately staff our fulfillment centers to meet demand, or if the cost of such staffing is higher than projected due to competition, mandated wage increases, regulatory changes, international expansion, or other factors, our operating results will be further harmed.
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

Finally, by using a third-party operator for one of our fulfillment centers, we also face additional risks associated with not having complete control over operations at that fulfillment center located in the United Kingdom. Any deterioration in the financial condition or operations of that third party, or the loss of the relationship with that third party, or any event or crisis that impacts the United Kingdom generally or the specific area where our fulfillment center is located would have a significant impact on our operations.
If we are unable to manage our inventory effectively, our operating results could be adversely affected.
To ensure timely delivery of merchandise, we generally enter into purchase contracts well in advance of a particular season and often before apparel trends are confirmed by client purchases. As a result, we are vulnerable to demand and pricing shifts and to suboptimal selection and timing of merchandise purchases. For example, in response to the initial consumer reaction to COVID-19, we cancelled many inventory orders to be prepared for what we expected would be lower client demand. Consequently, when client demand increased, we were not as well optimized with our inventory as we would have liked to meet the demand. During the COVID-19 pandemic, we sought to rapidly shift elements of our inventory away from office attire and towards athleisure to accommodate consumer demand changes caused by the COVID-19 pandemic. In the past, we have not always predicted our clients’ preferences and acceptance levels of our trend items with accuracy, which has resulted in significant inventory write offs and lower gross margins. Furthermore, we do not use the same liquidation methods as traditional retailers, such as markdowns. We rely on our merchandising team to order styles and products that our clients will purchase and we rely on our data science to inform the levels of inventory we purchase, including when to reorder items that are selling well and when to write off items that are not selling well. If our merchandise team does not predict client demand and tastes well or if our algorithms do not help us reorder the right products or write off the right products timely, we may not effectively manage our inventory, we may experience future significant inventory write-offs, which will adversely affect our operating results. Additionally, we have experienced challenges managing our inventory given storage capacity constraints in our fulfillment centers and challenges hiring fulfillment center employees. These constraints have affected, and may continue to affect, the amount and types of inventory we have available to offer to clients, which could affect our operating results.
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
•adequately and effectively staff our fulfillment centers;
•manage our inventory effectively;
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
To effectively manage our growth, we must continue to implement our operational plans and strategies, improve and expand our infrastructure of people and information systems, and expand, train, and manage our employee base. From inception to date, we have rapidly and significantly increased our employee headcount to support the growth of our business. We added a significant number of employees over the last several years and may do so again in the future. Since our initial public offering in 2017, we have expanded across all areas of our business. To support continued growth, we must effectively integrate, develop, and motivate a large number of new employees while maintaining our corporate culture, which is made more challenging due to (i) the COVID-19 pandemic, which has required us to transition to a more remote working environment, and (ii) our expected future hybrid environment of in-person and remote work. The risks associated with a rapidly growing workforce will be particularly acute as we expand internationally, as we are less familiar with the labor markets outside of the United States, and if we choose to expand into new merchandise categories.
We are also required to manage numerous relationships with various vendors and other third parties. Further growth of our operations, vendor base, fulfillment centers, information technology systems, or internal controls and procedures may not be adequate to support our operations. For example, in May 2019, we launched our service in the UK, which involves working with international vendors, establishing offices and fulfillment centers in the UK, and complying with UK and European Union (“EU”) laws and regulations. Additionally, we continue to introduce new offerings such as, direct buy, “live styling” and fix preview, as well as new business initiatives and inventory models. The roll-out of these new offerings and initiatives may require changes in our website, mobile apps, information technology systems or processes, which involves inherent risk. These initiatives and changes also may not be rolled out as timely or effectively as we plan or may not produce the results we intend. If new offerings and initiatives are delayed, it could affect our inventory levels. If we are unable to manage the growth of our organization effectively, or if growth initiatives are not introduced timely or do not produce the anticipated results, our business, financial condition, and operating results may be adversely affected.
Our continued growth depends on attracting new clients.
Our success depends on our ability to attract new clients in a cost-effective manner. To expand our client base, we must appeal to and acquire clients who have historically used other means to purchase apparel, shoes, and accessories, such as traditional brick-and-mortar apparel retailers or the websites of our competitors. We also face competition for clients from other retailers who offer or plan to offer similar services as ours. We reach new clients through paid marketing, referral programs, organic word of mouth, and other methods of discovery, such as mentions in the press or internet search engine results. Starting in calendar 2017, we began to increase our paid marketing expenses by investing more in digital marketing and launching our first television advertising campaigns. Although we have reduced our marketing spend at times, we expect to continue to increase our marketing spend, which may include increased spending on digital, television, radio and other paid marketing channels, and cannot be certain that these efforts will yield more clients, continue to achieve meaningful payback on our investments, or be as cost effective. Although we expect to increase marketing spend over time, our marketing activity and spend may vary from period to period and we may adjust our marketing strategy or spend within a period if we are not achieving the intended results or if we believe the return-on-investment is not favorable, which may result in faster or slower rates of active client growth in any given period. For instance, while we expected a certain level of marketing in the second fiscal quarter of 2021, we experienced higher costs per acquisition (CPAs) than expected and, therefore, did not spend as much on marketing as anticipated. In addition, we seek to attract new clients by offering new, products, services and ways to engage with our platform, such as our direct buy offering. If such new products or services are not timely launched or are not successful in attracting new clients, our revenue growth and results of operations may suffer. Moreover, new clients may not purchase from us as frequently or spend as much with us as existing clients, and the revenue generated from new clients may not be as high as the revenue generated from our existing clients. For example, net revenue per active client dropped to $481 as of May 1, 2021 compared to $498 as of May 2, 2020. These factors may harm our growth prospects and our business could be adversely affected.
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
Further, mobile operating system and web browser providers, such as Apple and Google, have announced or recently implemented product changes to limit the ability of advertisers to collect and use data to target and measure advertising. For example, Apple recently made a change to iOS 14 to require apps to get a user’s opt-in permission before tracking or sharing the user’s data across apps or websites owned by companies other than the app’s owner. Google intends to further restrict the use of third-party cookies in its Chrome browser in 2022, consistent with similar actions taken by the owners of other browsers, such as Apple in its Safari browser, and Mozilla in its Firefox browser. These changes are expected to reduce our ability to efficiently target and measure advertising, in particular through online social networks, making our advertising less cost effective and successful.
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
The largest portion of our revenue today comes from the sale of Women’s apparel. From 2015 to 2018, we expanded our merchandise offering into categories including Petite, Maternity, Men’s, Plus, Premium Brands, and Kids; began offering different product types including accessories and Extras; and expanded the number of brands we offer. In May 2019, we launched our service in the UK market. In June 2019, we introduced a direct-buy functionality with Buy It Again allowing clients in the United States to buy previously purchased items in new colors, prints, and sizes. In February 2020, we expanded Complete Your Looks, which allows clients to discover and shop personalized outfits with new items that complement their prior purchases, to all U.S. Women’s and Men’s clients. In addition, in early June 2020, we introduced Trending For You, which allows Men’s and Women’s clients to shop personalized looks based on their style profiles. We continue to explore additional offerings to serve our existing clients, attract new clients, and expand our geographic scope. For example, in the fourth quarter 2021, we anticipate launching additional functionality in our direct buy or “Shop” offering to appeal to new-to-Stitch Fix clients. If this offering does not appeal to new clients as we expect, our business may not grow as anticipated.
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
•differing laws and regulations, including with respect to anti-bribery and anti-corruption compliance;

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

In April 2021, we announced that Katrina Lake, our Founder and Chief Executive Officer, will transition to the role of Executive Chairperson of the Board, effective August 1, 2021, and will remain an employee of ours. The Board of Directors will be appointing our President Elizabeth Spaulding to the role of Chief Executive Officer. Ms. Lake has unique and valuable experience leading our company from its inception through today. If we don’t manage the transition of Ms. Lake’s new role and Ms. Spaulding’s succession to Chief Executive Officer successfully, it could disrupt our business, affect our Company culture, or cause retention concerns with respect to our colleagues, all of which could affect our financial condition and operating results.
We also face significant competition for personnel, particularly in the San Francisco Bay Area where our headquarters are located. To attract top talent, we have had to offer, and believe we will need to continue to offer, competitive compensation and benefits packages before we can validate the productivity of those employees. Recently, we also have had difficulty hiring employees in fulfillment centers due to increased competition for distribution workers and rising wages. We have increased, and expect to continue to increase, our employee compensation levels in response to competition, as necessary. We cannot be sure that we will be able to attract, retain, and motivate a sufficient number of qualified personnel in the future, or that the compensation costs of doing so will not adversely affect our operating results. Additionally, we may not be able to hire new employees quickly enough to meet our needs. If we fail to effectively manage our hiring needs or successfully integrate new hires, our efficiency, ability to meet forecasts, and employee morale, productivity, and retention could suffer, which may have an adverse effect on our business, financial condition, and operating results.
If we fail to effectively manage our stylists, our business, financial condition and operating results could be adversely affected.
Approximately 6,200 of our employees are stylists, most of whom work remotely and on a part-time basis for us and are paid hourly. They track and report the time they spend working for us. These employees are classified as nonexempt under federal and state law. If we fail to effectively manage our stylists, including by ensuring accurate tracking and reporting of their hours worked and proper processing of their hourly wages, then we may face claims alleging violations of wage and hour employment laws, including, without limitation, claims of back wages, unpaid overtime pay, and missed meal and rest periods. Any such employee litigation could be attempted on a class or representative basis. For example, in August 2020, a representative action under California’s Private Attorneys General Act was filed against us alleging various violations of California’s wage and hour laws relating to our current and former non-exempt stylist employees. While we were able to settle this matter, future litigation concerning our styling employees could be expensive and time-consuming regardless of whether the claims against us are valid or whether we are ultimately determined to be liable, and could divert management’s attention from our business. We could also be adversely affected by negative publicity, litigation costs resulting from the defense of these claims, and the diversion of time and resources from our operations.
We recently eliminated substantially all of our stylist positions in California and hired more stylists in our other regions of the United States to replace these positions. During our fourth fiscal quarter of 2020, as we reduced our number of stylists in California and increased our hiring of stylists in other locations, we experienced challenges managing overall styling capacity as we tried to meet increases in client demand. While we made substantial new styling team hires outside of California during our first fiscal quarter of 2021, if these new stylists and future new hires don’t perform as we expect, the personalized styling experience we offer to our clients may be impacted and our business may suffer.
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

The fabrics used by our vendors are made of raw materials including petroleum-based products and cotton. Significant price increases or fluctuations, currency volatility or fluctuation, tariffs, shortages, increases in shipping or freight costs, or shipping delays of petroleum, cotton, or other raw materials could significantly increase our cost of goods sold or affect our operating results. Moreover, in the event of a significant disruption in the supply of fabrics or raw materials used in the manufacture of the merchandise we offer, our vendors might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price. For example, natural disasters have in the past increased raw material costs, impacting pricing with certain of our vendors, and caused shipping delays for certain of our merchandise. The United States government’s recent ban on cotton imported from the Xinjiang region of China, the source of a large portion of the world’s cotton supply, may impact prices and the availability of cotton for our merchandise. Similarly, the occurrence of a contagious disease or illness could cause delays or increase costs in the manufacture of certain merchandise. For example, the COVID-19 pandemic caused and could again cause delays in some shipments from our suppliers. In addition, the labor costs to produce our products may fluctuate. Any delays, interruption, damage to, or increased costs in raw materials or the manufacture of the merchandise we offer could result in higher prices to acquire the merchandise, or non-delivery of merchandise altogether, and could adversely affect our operating results.
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
In addition, our Exclusive Brands are sourced from third-party vendors and contract manufacturers. The loss of one of our Exclusive Brand vendors for any reason, or our inability to source any additional vendors needed for our Exclusive Brands, could require us to source Exclusive Brand merchandise from another vendor or manufacturer, which could cause inventory delays, impact our clients’ experiences, and otherwise harm our operating results.
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
We currently rely on three major vendors for our shipping. If we are not able to negotiate acceptable pricing and other terms with these entities, shipping prices increase at unexpected levels, or our vendors experience performance problems or other difficulties, it could negatively impact our operating results and our clients’ experience. In addition, our ability to receive inbound inventory efficiently, ship merchandise to clients, and receive returned merchandise from clients may be negatively affected by inclement weather, fire, flood, power loss, earthquakes, public health crises such as the COVID-19 pandemic, labor disputes, acts of war or terrorism, and similar factors. Due to our business model and the fact that we recognize revenue from Fixes when a client checks out items, rather than when Fixes are shipped, we may be impacted by shipping delays to a greater extent than our competitors. Additionally, delays in shipping may cause an auto-ship client’s subsequent Fixes to be scheduled for a later date, as their next Fix is not scheduled until their checkout is complete. In the second quarter of our 2021 fiscal year, we experienced carrier and client shipping delays that affected our ability to recognize revenue within the quarter, and we may continue to experience these delays and the resulting impact to our financial results. In response to the COVID-19 pandemic, we temporarily closed three of our eight fulfillment centers during the third quarter of our 2020 fiscal year, offered our fulfillment center employees four weeks of paid time off, implemented social distancing protocols in each fulfillment center, and periodically closed fulfillment centers for part of a work day or a full work day to perform safety and cleaning procedures following employees testing positive for COVID-19, all of which resulted in operational constraints, which in turn reduced our ability to ship merchandise to clients and earn revenue. In the past, strikes at major international shipping ports have impacted our supply of inventory from our vendors and severe weather events have resulted in long delivery delays and Fix cancellations. Some of our merchandise may be damaged or lost during transit with our shipping vendors. If a greater portion of our merchandise is not delivered in a timely fashion or is damaged or lost during transit, it could adversely affect our operating results or could cause our clients to become dissatisfied and cease using our services, which would adversely affect our business.
Risks Relating to our Industry, the Market, and the Economy
We rely on consumer discretionary spending and have been, and may in the future be, adversely affected by economic downturns and other macroeconomic conditions or trends.
Our business and operating results are subject to global economic conditions and their impact on consumer discretionary spending. Some of the factors that may negatively influence consumer spending include high levels of unemployment; higher consumer debt levels; reductions in net worth, declines in asset values, and related market uncertainty; home foreclosures and reductions in home values; fluctuating interest rates, increased inflationary pressures and credit availability; fluctuating fuel and other energy costs; fluctuating commodity prices; and general uncertainty regarding the overall future political and economic environment. We have experienced many of these factors due to the COVID-19 pandemic and the related responses of national, state and local government and public health officials and have, at times, seen negative impacts on client demand as a result. Furthermore, any increases in consumer discretionary spending during times of crisis may be temporary, such as those related to government stimulus programs. Economic conditions in certain regions may also be affected by natural disasters, such as hurricanes, tropical storms, earthquakes, and wildfires; other public health crises; and other major unforeseen events. Consumer purchases of discretionary items, including the merchandise that we offer, generally decline during recessionary periods or periods of economic uncertainty, when disposable income is reduced or when there is a reduction in consumer confidence.
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

The ongoing COVID-19 pandemic (including future resurgences of COVID-19 or new variants in the United States or internationally) or the occurrence of another disaster or crisis could recreate and/or exacerbate these effects.
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
In the ordinary course of our business, we and our vendors collect, process, and store certain personal information and other data relating to individuals, such as our clients and employees, including client payment card information. We rely substantially on commercially available systems, software, tools, and monitoring to provide security for our processing, transmission, and storage of personal information and other confidential information. There can be no assurance, however, that we or our vendors will not suffer a data compromise, that hackers or other unauthorized parties will not gain access to personal information or other data, including payment card data or confidential business information, or that any such data compromise or unauthorized access will be discovered in a timely fashion. The techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not identified until they are launched against a target, and we and our vendors may be unable to anticipate these techniques or to implement adequate preventative measures. As we have significantly increased the number of employees and contractors working remotely due to the COVID-19 pandemic and expect to continue to have a more remote and hybrid work force, and as our vendors and other business partners move to permanent or hybrid remote work as well, we and our partners may be more vulnerable to cyber attacks. In addition, our employees, contractors, vendors, or other third parties with whom we do business may attempt to circumvent security measures in order to misappropriate such personal information, confidential information, or other data, or may inadvertently release or compromise such data.
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
The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017, and contains many significant changes to U.S. federal tax laws. The Tax Act requires complex computations that were not previously provided for under U.S. tax law. In addition, on March 27, 2020, the U.S. enacted the CARES Act. We provided for an estimated effect of the CARES Act in our financial statements for the period ended May 1, 2021. The Tax Act and the CARES Act require significant judgments to be made in the interpretation of the law and significant estimates in the calculation of the provision for income taxes. However, additional guidance may be issued by the Internal Revenue Service (“IRS”), the Department of the Treasury, or other governing body that may significantly differ from our interpretation of the law, which may result in a material adverse effect on our business, cash flow, results of operations, or financial conditions.
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
•targeted efforts of social media or other groups to transact in and affect the price of Stitch Fix stock, such as the recent activity in early 2021 targeting GameStop Corp and others;
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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As a result, the holders of our Class B common stock, including our directors, executive officers, and their affiliates, are able to exercise considerable influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stock holdings represent less than 50% of the outstanding shares of our capital stock. As of June 3, 2021, 37,337,604 of our 107,128,625 shares outstanding were held by our directors, executive officers, and their affiliates, and 35,224,413 of such shares held by our directors, executive officers, and their affiliates were shares of Class B common stock. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests. This control may adversely affect the market price of our Class A common stock.
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
We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Specifically, the Sarbanes-Oxley Act requires management to assess the effectiveness of our internal controls over financial reporting and to report any material weaknesses in such internal control. We have in the past experienced material weaknesses and significant deficiencies in our internal controls, including for our fiscal year ended August 3, 2019. Management has concluded that our internal control over financial reporting was effective as of August 1, 2020, and remained effective through May 1, 2021. However, our testing, or the subsequent testing by our independent public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. If we or our accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, it could harm our operating results, adversely affect our reputation, or result in inaccurate financial reporting. Furthermore, should any such deficiencies arise we could be subject to lawsuits, sanctions or investigations by regulatory authorities, including SEC enforcement actions and we could be required to restate our financial results, any of which would require additional financial and management resources.
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
We intend to continue making investments to support our business growth and may require additional funds to support this growth and respond to business challenges, including the need to develop our services, expand our inventory, enhance our operating infrastructure, expand the markets in which we operate, and potentially acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our Class A common stock. We are also party to an amended and restated credit agreement (the “Amended Credit Agreement”) with Silicon Valley Bank and other lenders that contains covenants limiting our ability to, among other things, dispose of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock, and make investments, in each case subject to certain exceptions, and contains financial covenants requiring us to maintain minimum free cash flow and an adjusted current ratio above specified levels, measured in each case at the end of each fiscal quarter. The restrictive covenants of this or any future debt financing secured may make it more difficult for us to obtain additional capital and to pursue business opportunities. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, and our business and prospects could fail or be adversely affected.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
None.
ITEM 5.    OTHER INFORMATION
On June 2, 2021, we entered into an amended and restated credit agreement (the “Amended Credit Agreement”) with Silicon Valley Bank and other lenders, to provide a revolving line of credit of up to $100.0 million, including a letter of credit sub-facility in the aggregate amount of $30.0 million, and a swingline sub-facility in the aggregate amount of $50.0 million. The Amended Credit Agreement replaced that certain credit agreement dated June 3, 2020, by and between us and Silicon Valley Bank. We also have the option to request an incremental facility of up to an additional $150.0 million from one or more of the lenders under the Amended Credit Agreement.
Under the terms of the Amended Credit Agreement, revolving loans may be either Eurodollar Loans or ABR Loans. Outstanding Eurodollar Loans incur interest at the Eurodollar Rate, which is defined in the Amended Credit Agreement as LIBOR (or any successor thereto), plus a margin of 2.25%. Outstanding ABR Loans incur interest at the highest of (a) the Prime Rate, as published by the Wall Street Journal, (b) the federal funds rate in effect for such day plus 0.50%, and (c) the Eurodollar Rate plus 1.00%, in each case plus a margin of 1.25%. We will be charged a commitment fee of 0.25% for committed but unused amounts. The revolving line of credit under the Amended Credit Agreement will terminate on May 31, 2024.

Our obligations under the Amended Credit Agreement and any hedging or cash management agreements entered into with any lender thereunder are secured by substantially all of our current and future property, rights, and assets, including, but not limited to, cash, goods, equipment, contractual rights, financial assets, and intangible assets. The Amended Credit Agreement contains covenants limiting the ability to, among other things, dispose of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock, and make investments, in each case subject to certain exceptions. The Amended Credit Agreement also contains financial covenants requiring us to maintain minimum free cash flow and an adjusted current ratio above specified levels, measured in each case at the end of each fiscal quarter. The Amended Credit Agreement contains events of default that include, among others, non-payment of principal, interest, or fees, breach of covenants, inaccuracy of representations and warranties, cross defaults to certain other indebtedness, bankruptcy and insolvency events, and material judgments.
The description of the Amended Credit Agreement contained herein is qualified in its entirety by reference to the Amended Credit Agreement, a copy of which is filed hereto as Exhibit 10.1.

ITEM 6.    EXHIBITS

	Exhibit Number	Description	Incorporation By Reference
			Form	SEC File No.	Exhibit	Filing Date	Filed or Furnished Herewith
	3.1	Amended and Restated Certificate of Incorporation of Stitch Fix, Inc.	8-K	001-38291	3.1	11/21/2017
	3.2	Amended and Restated Bylaws of Stitch Fix, Inc.	8-K	001-38291	3.2	11/21/2017
	10.1	Amended and Restated Credit Agreement by and between, Stitch Fix, Inc. and Silicon Valley Bank, dated June 2, 2021.					X
	31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
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

Stitch Fix, Inc.
Date:	June 8, 2021	By:	/s/ Dan Jedda
Dan Jedda
Chief Financial Officer
(Principal Financial and Accounting Officer)