Form 10-K
period 2021-07-31
Stitch Fix, Inc.
filed 2021-09-27
CIK 1576942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of January 30, 2021, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting Class A common stock and Class B common stock held by non-affiliates of the registrant was approximately $6,126,944,119 and $87,794,779, respectively, based on a closing price of $95.44 per share of the registrant’s Class A common stock as reported on The Nasdaq Global Market on January 29, 2021.
As of September 21, 2021, the number of outstanding shares of the registrant’s Class A common stock, par value $0.00002 per share, was 79,309,535, and the number of outstanding shares of the registrant’s Class B common stock, par value $0.00002 per share, was 29,422,439.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

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
Stitch Fix operates in the United States and United Kingdom. Since our founding in 2011, we have helped millions of men, women, and kids discover and buy what they love through personalized shipments of apparel, shoes, and accessories. Currently, clients can engage with us in one of two ways that, combined, form an ecosystem of personalized experiences across styling, shopping, and inspiration: (1) by receiving a personalized shipment of apparel informed by our algorithms and sent by a Stitch Fix stylist (a “Fix”); or (2) by purchasing directly from our website or mobile app based on a personalized assortment of outfit and item recommendations (“Freestyle”). Clients can choose to schedule automatic shipments or order a Fix on demand after they fill out a style profile on our website or mobile app. After receiving a Fix, our clients purchase the items they want to keep and return the other items, if any. Freestyle utilizes our algorithms to recommend a personalized assortment of outfit and item recommendations that will update throughout the day and will continue to evolve as we learn more about the client.
Stitch Fix was founded with a focus on Women’s apparel. In our first few years, we were able to gain a deep understanding of our clients and merchandise and build the capability to listen to our clients, respond to feedback, and deliver the experience of personalization. We have since extended those capabilities into Men’s, Kids, Petite, Maternity, and Plus apparel, as well as shoes and accessories.
We are successful when we are able to help clients find what they love again and again, creating long-term, trusted relationships. Our clients share personal information with us, including detailed style, size, fit, and price preferences, as well as unique inputs, such as how often they dress for certain occasions or which parts of their bodies they like to flaunt or cover up. Our clients are motivated to share these personal details with us and provide us with ongoing feedback because they recognize that doing so will result in more personalized and successful experiences. This feedback also creates a valuable network effect by helping us to better serve other clients. As of July 31, 2021, we had approximately 4,165,000 active clients. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Financial and Operating Metrics” for information on how we define and calculate active clients.
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

With a Fix, we leverage our data science through a custom-built, web-based styling application that provides recommendations to our stylists from our broad selection of merchandise. Our stylists then send the most relevant items from our merchandise in each Fix. Our stylists provide a personal touch, offer styling advice and context to each item selected, and help us develop long-term relationships with our clients.
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
Personalization is the Next Wave
To be relevant today, retailers must find a way to connect with consumers on a personal level and fit conveniently into their lifestyles. Personalization in retail can be difficult and nuanced, as consumers consider many factors that can be difficult to articulate, including style, size, fit, feel, and occasion. We believe that consumers seek personalized retail experiences, which we power through a combination of data science and human judgment.
Competition
The retail apparel industry is highly competitive. Our competitors include eCommerce companies that sell apparel, shoes, and accessories; local, national, and global department stores; specialty retailers; discount chains; independent retail stores; and the online offerings of these traditional retail competitors. Additionally, we experience competition for consumer discretionary spending from other product and experiential categories.
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
On average, clients that complete our style profile provide us with over 100 meaningful data points, including detailed style, size, fit, and price preferences, as well as unique inputs such as how often they dress for certain occasions or which parts of their bodies the clients like to flaunt or cover up. Over time, through their feedback on Fixes they receive and Freestyle orders, clients share additional information about their preferences as well as detailed data about both the merchandise they keep and return. Historically, over 80% of our shipments have resulted in direct client feedback. This feedback loop drives important network effects, as our client-provided data informs not only our personalization capabilities for the specific client, but also helps us better serve other clients. In addition, Style Shuffle, an interactive mobile and web-based feature in which participants rate Stitch Fix merchandise and outfits, provides additional data to strengthen our understanding of client tastes and style preferences.
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
Our algorithms use our data set to match merchandise to each of our clients. For every combination of client and merchandise, we compute the probability the clients will keep that item based on their and other clients’ preferences and purchase history as well as the attributes and past performance of the merchandise.
Pairing Data Science and Human Judgment
The pairing of data science and human judgment drives a better client experience and a more powerful business model. Our advanced data science capabilities harness the power of our data for our stylists and clients by generating predictive recommendations to streamline the curation process, and in the case of Freestyle, generate highly personalized items and outfit recommendations in near real-time. For clients who prefer the assistance of a stylist, these stylists add a critical layer of contextual, human decision making that augments and improves our algorithms’ selections and creates the ultimate personalization experience.
Our Differentiated Value Proposition
Our Value Proposition to Clients
Our clients love our service for many reasons. We help clients find apparel, shoes, and accessories that they love in a way that is convenient and fun. We save our clients time by presenting them with a personalized shopping experience and expert styling advice they can trust, whether through Freestyle or a Fix. We believe our personalization capability removes the frustration of endlessly scrolling through hundreds of items that clients experience on other eCommerce platforms.
Clients also value the quality and diversity of our merchandise as we deliver the familiar brands they know, offer items they can’t find anywhere else, and expand their fashion palette by exposing them to new brands and styles they might not have tried. We proudly serve women, men, and kids across ages, sizes, tastes, geographies, and price preferences.
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

Our Strengths
Since we were founded in 2011, we have shipped millions of orders to our clients. We have achieved this success due to our following key strengths:
•our rich client and merchandise data;
•our expert data science team and proprietary and predictive algorithms; and
•our team of expert stylists.
Our Strategy
We aim to transform the way people find what they love. We plan to achieve this goal by continuing to:
•expand our relationships with existing clients;
•acquire new clients; and
•expand our addressable market.
How it Works
Clients can engage with us in two ways that, when combined, form an ecosystem of personalized experiences across styling, shopping, and inspiration. The first is the “Fix,” a personalized shipment of apparel informed by algorithms and sent by a Stitch Fix Stylist. The second is “Freestyle,” an online assortment of apparel, shoes, and accessories personalized to each client from which the client can purchase.
A Fix is a Stitch Fix-branded box containing a personalized assortment of apparel, shoes, and accessories informed by our algorithms and sent by Stitch Fix stylists and delivered to the clients to try on in the comfort of their own homes. They can keep some, all, or none of the items in the Fix and easily return any items in a prepaid-postage bag provided in the Fix. In each Fix, a stylist sends a client items from a broad range of merchandise recommended for the client by our algorithms. These algorithmic recommendations are based on the clients’ personal style profile, their own order behavior, the aggregate historical behavior of our client base, and the aggregate historical data we have collected on each item of merchandise we have available.
We have numerous touch points with our clients. Before clients receive their first Fix, they share the following information with us:
•Style profile. Upon registering, each client fills out a style profile on either our website or mobile application. The style profile allows us to introduce ourselves to a client, initiate a dialogue, and start gathering data.
•Personal note to stylist. Clients can share a personal note with their stylists when placing a Fix order or after receiving a Fix. For example, a client might request shoes for a friend’s wedding or shorts for an upcoming vacation. These personal notes enable us to better personalize a Fix.
After completing their initial style profiles, clients choose their preferred order frequency and can select the exact date by which they want to receive their Fix. We currently offer two types of Fix scheduling:
•Auto-ship. A client can elect to auto-ship Fixes every two to three weeks, monthly, bi-monthly, or quarterly.
•On-demand. Our on-demand option allows clients to schedule a one-time Fix at any time, either instead of or in addition to utilizing the auto-ship option. On-demand clients are prompted to schedule their next Fix each time they check out, but are not obligated to do so.
We recognize that our clients have different needs, so our Fix frequency options are another way that we personalize the client experience. Clients can increase or decrease the Fix frequency at any time, and can also easily reschedule any given shipment to better accommodate their needs. Each Fix is delivered to the client’s address of choice.
We are investing in product experiences that we believe will drive greater personalization, such as Fix Preview. Fix Preview allows clients the opportunity to view proposed items for their next Fix before it ships, giving clients a chance to provide feedback to their stylists and have more control over the items they receive.
We also offer Extras, a feature that allows clients to select items such as socks, bras, underwear, and other intimates that are then added to the items their stylist selects for their Fix.
In addition to a personalized selection of apparel, shoes, and accessories, each Fix also includes a personal note from the stylist and a style card to provide clients with outfit ideas for each item.
Once clients decide which items they wish to keep they can easily check out and pick the delivery date for their next Fix via our website or mobile application.

We charge clients a styling fee of $20 in the United States and £10 in the United Kingdom (“UK”) for each Fix, which is credited toward the merchandise purchased. For our Style Pass clients, we charge a $49 annual fee in the United States, the only country where Style Pass is offered, which provides unlimited styling for the year and is credited toward the merchandise purchased over the course of the year. If clients choose to keep all items chosen for them by their stylist, they receive a discount on the entire shipment, which is 25% in the United States and 20% in the UK. Clients can return the items they do not want or exchange items for a different size if available, using the prepaid-postage bag delivered in the Fix. We request that clients return items to us that they do not wish to purchase within three calendar days of receiving a Fix.
With Freestyle, a client can visit our website or mobile application and make direct purchases of apparel, shoes and accessories from a personalized set of recommended items and outfits. A client who onboards through Freestyle will complete a style quiz, which we use to build a personalized shop with curated items that will continue to evolve as we learn more about the client. For clients who have previously made purchases on our platform, our Freestyle algorithms utilize additional data points, including: a client’s style profile, past purchases, Style Shuffle responses, and our aggregate historical data with respect to clients and merchandise. Clients can engage with Freestyle through the following features:
•Trending for You. A client can discover and shop an array of trending looks, personalized for each client. These picks are based on their style profile, Style Shuffle responses, and trending styles.
•Complete your Looks. After a client has purchased at least one item from us, a client will be able to shop complete outfits that complement their Stitch Fix purchases.
•Categories. A client can find pieces curated by categories which are informed by their style quiz, style profile, and trending styles.
•Buy It Again. A client can shop new colors, prints, or sizes of any previously purchased items.
Freestyle purchases can be exchanged or returned using a prepaid-postage bag included in each shipment. No styling fee is charged for Freestyle purchases.
After clients receive their order, they are invited to provide feedback about the fit, price, style, and quality of the items. This feedback informs both our algorithms and stylists to improve each future order. We also gather feedback through Style Shuffle providing additional data to strengthen our understanding of client tastes and style preferences.
Our Merchandise, Brand Partners, and Exclusive Brands
The breadth of our merchandise selection is essential to our success. Our algorithms filter over one thousand SKUs to recommend a subset of relevant merchandise to our stylists or clients, who leverage the information to select or purchase merchandise. We source merchandise from brand partners and also create our own merchandise to serve unmet client needs. We offer apparel, shoes, and accessories across a range of price points. We currently serve our clients in the following categories: Women’s, Men’s, Kids, as well as Petite, Maternity, and Plus.
Brand Partners
We partner with established and emerging brands across multiple price points and styles. With many of our brand partners, we develop third-party branded items exclusively sold to Stitch Fix clients. This exclusivity allows our clients to discover personally recommended products that are unavailable elsewhere.
In 2020, we founded the Stitch Fix Elevate Grant & Mentorship Program (the “Elevate Program”), with the mission of helping to grow, mentor, and support apparel and accessories businesses owned by Black, Indigenous and People of Color (“BIPOC”) and are including Elevate Program grantees as new brand partners on the Stitch Fix platform.
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
Inventory Management and Fulfillment
We have seven fulfillment centers, six of which are in the United States (located in Arizona, Texas, Pennsylvania, Georgia, and Indiana), and one in the UK.
In November 2020, we entered into an agreement to lease approximately 700,000 square feet of space to be used as a fulfillment center in Salt Lake City, Utah, which will be our seventh fulfillment center in the United States. We expect this facility to begin receiving merchandise from vendors and shipping products to clients in early fiscal 2022.
In our fulfillment centers, our algorithms increase efficiencies in processes such as allocation, batch picking, transportation, shipping, returns, and ongoing process improvement. We have a reverse logistics operation to manage returned merchandise. Our specialist returns teams in our dedicated return intake areas accept, process, and reallocate returns to our inventory so the merchandise can be offered for another Fix or Freestyle order. Our expertise in inventory management allows us to turn inventory quickly, which drives working capital efficiency.
Seasonality
Seasonality in our business does not follow that of traditional retailers, such as typical high concentration of revenue in the holiday quarter. Historically, our net sales have grown throughout the fiscal year as we acquire additional active clients, though active client additions may fluctuate from period to period. We recognized 23%, 24%, 26%, and 27% of our annual net sales during the first, second, third, and fourth quarters of the fiscal year ended 2021, respectively.
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
Human Capital
Headcount
As of July 31, 2021, we had approximately 11,260 full-time and part-time employees, including over 5,700 stylists, 4,100 fulfillment center employees, 360 engineers and data scientists, 250 client experience employees, 190 merchandising employees, and 660 general and administrative employees. As of such date, 84% of our employees, 50% of our management team, and 50% of our Board of Directors identified as female.
Employee Relations
None of our employees is represented by a labor union. We have not experienced any work stoppages due to employee disputes, and we consider our relations with our employees to be good.
We value our employees’ feedback and conduct anonymous employee engagement and satisfaction surveys at least annually, with quarterly pulse surveys, which we use to determine what is important to our employees and to evolve Company practices and policies.
Pay Equity
We believe pay equity is equal pay for work of equal value. By paying employees fairly and consistently based on the role they perform, location, and according to market data, companies can ensure that employees are not paid based on factors like gender, race, or ethnicity. We know these subjective factors can play a role in compensation, to the employee’s disadvantage or to their advantage, and so our compensation philosophy is rooted in pay equity as a guiding principle.
We established a system of equal pay from Stitch Fix’s inception. We believe a fair and unbiased compensation structure is a critical component to drive a more inclusive culture within our own walls and beyond—and ultimately helps us attract and retain the highest caliber talent. It also means that we can sustain a system that creates less motivation for self-serving politics or individual goals, and creates intrinsic motivation to drive toward collective success and the happiness of our clients.
On an annual basis, we retain a third party to audit our pay data. While we have confidence in our approach and philosophy, we want to ensure that our compensation system withstands external review by applying appropriate and accepted methods and standards. The results have continued to show there is no statistically significant difference in pay across gender, race or any other protected classes at Stitch Fix, and that women earn $1.00 for every $1.00 earned by comparable men and BIPOC employees earn $1.00 for every $1.00 earned by comparable white employees.
We will continue to analyze these numbers each year to ensure we maintain pay equity. While we have equal pay for work of equal value, other biases can impact pay. With that in mind, we continue to be vigilant and review areas like leveling and promotions in our organization to ensure that we are working to identify and mitigate any biases in these processes.
Diversity, Equity, and Inclusion
The goal of our Diversity, Equity and Inclusion Strategy is to ensure that our people and business practices allow us to build a company, products, and experiences that reflect the richness of the communities in which we operate. We know that a diverse employee base makes Stitch Fix better, our ideas stronger, and our experience more broadly resonate with the clients we serve today, and will serve in the future. We work towards equitable practices to mitigate bias across areas like hiring and promotion, our employee experience, and our vendor and brand engagement. We invest in spaces for employees to learn and grow so that they are equipped to design and uphold equitable systems and processes.
To ensure that our ongoing Diversity, Equity and Inclusion strategy is informed by and rooted in data, we set out to more deeply understand our company demography and define clear baselines to improve upon. Our goal in this work is to drive knowledge, precision, and transparency—not only for ourselves internally, but also to contribute to the dialogue and information sharing that is critical to chartering a path forward for the broader industry.
We also have established Employee Resource Groups, which we call Stitch Fix Communities. The goal of our Stitch Fix Communities is to create spaces that drive increased inclusion and belonging for individuals from underrepresented groups who have historically been marginalized in our broader society, build on our mission of inspiring people to be their best, authentic selves, and to create opportunities for employees to share their perspectives with our leaders and connect with each other on a deeper level. Each Stitch Fix Community has two co-leads who are supported throughout the Company, recognized for their leadership, and compensated for their time with learning and development investments and annual special equity grants.

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
Risks Relating to Our Business
•The COVID-19 pandemic has caused significant disruption to our operations and impacted our business, key financial and operating metrics, and results of operations in numerous ways that remain unpredictable.
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
•Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
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

RISK FACTORS
Investing in our Class A common stock involves a high degree of risk. You should consider and read carefully all of the risks and uncertainties described below, as well as other information included in this Annual Report on Form 10-K (this “Annual Report”), and in our other public filings. The risks described below are not the only ones facing us. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition, or results of operations. In such case, the trading price of our Class A common stock could decline, and you may lose all or part of your investment. This Annual Report also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below.
Risks Relating to Our Business
The COVID-19 pandemic has caused significant disruption to our operations and impacted our business, key financial and operating metrics, and results of operations in numerous ways that remain unpredictable.
Our business has been and may continue to be materially impacted by the effects of the ongoing COVID-19 pandemic. This pandemic and related measures taken to contain the spread of COVID-19, such as government-mandated business closures, office closures, state and local orders to “shelter in place,” and travel and transportation restrictions, have negatively affected the U.S. and global economies, disrupted global supply chains, and led to unprecedented levels of unemployment.
There continues to be uncertainty around the COVID-19 pandemic, its duration, and its impact on U.S. and global economic activity and consumer behavior. The Delta variant of COVID-19, which appears to be the most transmissible and contagious variant to date, has caused a surge in COVID-19 cases globally. The impact of the Delta variant, or other variants that may emerge, cannot be predicted at this time, and could depend on numerous factors, including the availability of vaccines in different parts of the world, vaccination rates among the population, the effectiveness of COVID-19 vaccines against the Delta variant and other variants, and the response by governmental bodies to reinstate mandated business closures, orders to “shelter in place,” and travel and transportation restrictions.
The COVID-19 pandemic and related measures have resulted in significant disruption that has negatively impacted and may continue to negatively impact our business, including our operational capacity and results of operations. While all of our fulfillment centers are currently open, we experienced temporary closures and reduced capacity in the third quarter of fiscal year 2020 as we temporarily closed three of our fulfillment centers as we responded to the pandemic. We allowed employees to opt-in to work, provided them with four weeks of flexible paid time off, and implemented additional safety protocols. These efforts resulted in significantly less capacity in our fulfillment centers during the third quarter of fiscal year 2020, which resulted in delayed Fix shipments, a significant Fix backlog, delayed inventory and return processing, extended wait times for clients, and inventory management challenges. While we have only experienced intermittent and temporary closures since the third quarter of fiscal year 2020, we have recently begun to experience an increase of COVID-19 cases in our fulfillment centers in connection with the surge of cases caused by the Delta variant. This recent increase in cases has negatively affected, and may continue to negatively affect, operations at our fulfillment centers. Additionally, we have experienced difficulty hiring employees in our fulfillment centers, which we attribute to COVID-19 concerns and to increased competition and rising wages for eCommerce fulfillment center workers as eCommerce demand accelerates. Capacity constraints in our fulfillment centers could cause delayed Fix shipments, delayed inventory and return processing, and inventory management challenges.
The COVID-19 pandemic has, at times, negatively impacted our results of operations, and the future impact and duration of this impact remain uncertain. It will depend on factors such as the length of time the pandemic continues; the efficacy and availability of the COVID-19 vaccines; the impact of the Delta variant and the duration of the surge in cases related thereto; the emergence of additional variants; how national, state and local governments continue to respond; the impact of the crisis on the economy and consumer behavior; and the effect on our clients, employees, vendors, and other partners. For example, we continue to work with our vendors to minimize inventory disruptions, but future delays and supply constraints may negatively affect our ability to obtain and manage inventory. We have experienced shipping delays to and from our customers as a result of our shipping vendors' challenges fulfilling higher eCommerce shipping demand, which has impacted our results of operations. We also have been affected by, and expect to continue to be affected by, COVID-related freight delays and difficulties sourcing materials. Additionally, we may be negatively impacted if consumers shift back to traditional brick-and-mortar apparel retailers following the pandemic.
Our corporate headquarters remains closed to the majority of employees. While we expect many employees to return to our office later this fiscal year, the expected timing of such a return has been affected by the Delta variant and related surge in Covid cases and could be further delayed by this resurgence of COVID-19 or additional resurgences. Additionally, when we return to our office, we expect many employees to continue to work in a remote capacity or a hybrid of in-person and remote work. These changes to our operations going forward present additional risks, uncertainties and costs that could affect our performance, including increased operational risk, uncertainty regarding office space needs, heightened vulnerability to cyber attacks due to increased remote work, potential reduced productivity, changes to our Company culture, potential strains to our business continuity plans, and increased costs to insure our offices are safe and functional as hybrid offices that enable effective collaboration of both remote and in-person colleagues.

The COVID-19 pandemic and resulting economic disruption has also led to significant volatility in the capital markets. And while we have taken measures to preserve our access to liquidity, our cash generated from operations has been negatively impacted and future cash flows may be impacted by the development of the pandemic.
The impact of the COVID-19 pandemic may also exacerbate other risks discussed below, any of which could have a material effect on us. Though we continue to monitor the COVID-19 pandemic closely, the situation is changing rapidly, and additional impacts may arise that we are not aware of currently. In addition, if there are future resurgences of COVID-19, including of new strains or variants, the negative impacts on our business may be exacerbated.
Our failure to adequately and effectively staff our fulfillment centers, through third parties or with our own employees, and other operational constraints at our fulfillment centers could adversely affect our client experience and operating results.
We currently receive and distribute merchandise at six fulfillment centers in the United States. We are in the process of building out another fulfillment center in the United States and we closed our South San Francisco fulfillment center in the third quarter of fiscal year 2021. We also have a fulfillment center in the UK, which is operated by a third party. During the third quarter of our 2020 fiscal year, in response to the COVID-19 pandemic, we temporarily closed three of our fulfillment centers, offered our fulfillment center employees four weeks of paid time off, and reduced the maximum number of employees in each fulfillment center in order to implement social distancing protocols. These changes resulted in operational constraints, which in turn temporarily reduced our ability to ship merchandise to clients and earn revenue during the third quarter of our 2020 fiscal year. Since the third quarter of fiscal year 2020, we have experienced smaller, intermittent interruptions in connection with temporary closures of fulfillment centers. We have recently also begun to experience an increase of COVID-19 cases in our fulfillment centers in connection with the surge of cases caused by the Delta variant, which has negatively affected and may continue to negatively affect capacity at our fulfillment centers.
Additionally, we have experienced difficulty hiring employees in our fulfillment centers, which we attribute to COVID-19 concerns and to increased competition and rising wages for eCommerce fulfillment center workers as eCommerce demand accelerates. To address this, we have increased wages in our fulfillment centers and implemented other policies in order to be more competitive in hiring employees. These wage increases impacted our operating results. We are likely to continue to have difficulty hiring employees in fulfillment centers due to increased competition and we expect to continue to increase wages for our fulfillment center employees, as necessary, which would impact our operating results. These hiring difficulties, and our closure of one fulfillment center while in the process of building out a new one which is not yet operational, have caused and may in the future cause additional capacity constraints in our fulfillment centers. Capacity constraints in our fulfillment centers could affect the amount and types of inventory we have available to offer to clients, which will affect our results of operations. Surges in COVID-19 cases among fulfillment center employees could also affect the capacity of our fulfillment centers, and therefore our operating results. Additionally, if we or our third-party partner are unable to adequately staff our fulfillment centers to meet demand, or if the cost of such staffing is higher than projected due to competition, mandated wage increases, regulatory changes, international expansion, or other factors, our operating results will be further harmed.
Severe weather events, including earthquakes, hurricanes, tornadoes, floods, fires, storms, and other adverse weather events and climate conditions could also cause operational constraints or temporarily reduce our ability to ship merchandise to clients. For instance, the severe winter weather and temperatures experienced in Texas and other parts of the country in February 2021 caused us to temporarily close two of our fulfillment centers and affected the shipping of merchandise in and out of fulfillment centers. Future weather events, which we expect to become more frequent and more severe with the increasing effects of climate change, could have a significant impact on our operations and results of operations.
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
Finally, by using a third-party operator for one of our fulfillment centers, we also face additional risks associated with not having complete control over operations at our UK fulfillment center. Any deterioration in the financial condition or operations of that third party, or the loss of the relationship with that third party, or any event or crisis that impacts the UK generally or the specific area where our fulfillment center is located, would have a significant impact on our operations.

If we are unable to manage our inventory effectively, our operating results could be adversely affected.
To ensure timely delivery of merchandise, we generally enter into purchase contracts well in advance of a particular season and often before apparel trends are confirmed by client purchases. As a result, we are vulnerable to demand and pricing shifts and to suboptimal selection and timing of merchandise purchases. For example, in response to the initial consumer reaction to COVID-19, we cancelled many inventory orders to be prepared for what we expected would be lower client demand. Consequently, when client demand increased, our inventory was not as optimized to meet the demand as we would have liked. During the COVID-19 pandemic, we sought to rapidly shift elements of our inventory away from office attire and towards athleisure to accommodate consumer demand changes caused by the COVID-19 pandemic. Additionally, the surge in the Delta variant of COVID-19 has impacted some of our vendors, who have had delays in producing our orders. Shipping and freight delays have also been increasing as port closures, port congestion, and shipping container and ship shortages have increased over the last several months. Our inventory levels also may be affected by product launch delays, demand fluctuations, and our inability to predict demand with respect to new categories or products. In the past, we have not always predicted our clients’ preferences and acceptance levels of our trend items with accuracy, which has resulted in significant inventory write offs and lower gross margins. Furthermore, we do not use the same liquidation methods as traditional retailers, such as markdowns. We rely on our merchandising team to order styles and products that our clients will purchase and we rely on our data science to inform the depth and breadth of inventory we purchase, including when to reorder items that are selling well and when to write off items that are not selling well. If our merchandise team does not predict client demand and tastes well or if our algorithms do not help us reorder the right products or write off the right products in a timely manner, we may not effectively manage our inventory and we may experience future significant inventory write-offs, which will adversely affect our operating results. Additionally, we have experienced challenges managing our inventory within the fulfillment centers given storage capacity constraints and challenges hiring fulfillment center employees. These constraints have affected, and may continue to affect, the amount and types of inventory we have available to offer to clients, which could affect our operating results.
Shipping is a critical part of our business and any changes in our shipping arrangements or any interruptions in shipping could adversely affect our operating results.
We currently rely on three major vendors for our shipping. If we are not able to negotiate acceptable pricing and other terms with these entities, shipping prices increase at unexpected levels, or our vendors experience performance problems or other difficulties, it could negatively impact our operating results and our clients experience. In addition, our ability to receive inbound inventory efficiently, ship merchandise to clients, and receive returned merchandise from clients may be negatively affected by inclement weather, fire, flood, power loss, earthquakes, public health crises such as the ongoing COVID-19 pandemic, labor disputes, acts of war or terrorism, and similar factors. Due to our business model and the fact that we recognize revenue from Fixes when a client checks out items, rather than when Fixes are shipped, we may be impacted by shipping delays to a greater extent than our competitors. Additionally, delays in shipping may cause an auto-ship client’s subsequent Fixes to be scheduled for a later date, as their next Fix is not scheduled until their checkout is complete. In the second quarter of our 2021 fiscal year, we experienced carrier and client shipping delays due to the ongoing COVID-19 pandemic and the increased strain on our shipping partners during the holiday season. These delays affected our ability to recognize revenue within the quarter, and we may in the future experience these delays and the resulting impact to our financial results, including potentially during future holiday seasons. In response to the COVID-19 pandemic, we temporarily closed three of our fulfillment centers during the third quarter of our 2020 fiscal year, offered our fulfillment center employees four weeks of paid time off, implemented social distancing protocols in each fulfillment center, and periodically closed fulfillment centers for part of a work day or a full work day, all of which resulted in operational constraints, which in turn reduced our ability to ship merchandise to clients and earn revenue. With the emergence of the Delta variant and related surge in COVID-19 cases, we are experiencing an increase in the number of COVID-19 cases among fulfillment center employees, which is affecting the capacity of our fulfillment centers and is likely to continue to do so. In the past, strikes at major international shipping ports have impacted our supply of inventory from our vendors and severe weather events have resulted in long delivery delays and Fix cancellations. Some of our merchandise may be damaged or lost during transit with our shipping vendors. If a greater portion of our merchandise is not delivered in a timely fashion or is damaged or lost during transit, it could adversely affect our operating results or could cause our clients to become dissatisfied and cease using our services, which would adversely affect our business.
Our business, including our costs and supply chain, is subject to risks associated with sourcing of merchandise and raw materials and manufacturing.
We currently source nearly all of the merchandise that we offer from third-party vendors, many of whom use manufacturers in the same geographic region, and as a result we may be subject to price increases or fluctuations, tariffs, demand disruptions, increased shipping or freight costs, or shipping delays in connection with our merchandise. Our operating results would be negatively impacted by increases in the cost of our merchandise, and we have no guarantees that costs will not rise. In addition, as we expand into new categories, product types, and geographies, we expect that we may not have strong purchasing power in these new areas, which could lead to higher costs than we have historically seen in our current categories. We may not be able to pass increased costs on to clients, which could adversely affect our operating results.

The fabrics used by our vendors are made of raw materials including, but not limited to, petroleum-based products and cotton. Significant price increases or fluctuations, currency volatility or fluctuation, tariffs, shortages, increases in shipping or freight costs, or shipping delays of petroleum, cotton, or other raw materials could significantly increase our cost of goods sold or affect our operating results. The COVID-19 pandemic caused delays in some shipments from our suppliers, and as the Delta variant causes a resurgence of COVID-19, we are starting to again experience delays in some shipments from our suppliers caused by factory and port closures, port congestion, and shipping container and other shortages. Additionally, we have limited visibility into delays or control over shipping. We expect these delays to continue as long as COVID-19 continues to affect geographies around the world. We are also experiencing increased costs of goods, due to these freight challenges, increases in the price of raw materials, and currency volatility, and we expect that prices may continue to increase in the near future.
Other factors such as natural disasters have in the past increased raw material costs, impacted pricing with certain of our vendors, and caused shipping delays for certain of our merchandise. Also, the U.S. government’s recent ban on cotton imported from the Xinjiang region of China, the source of a large portion of the world’s cotton supply, may impact prices and the availability of cotton for our merchandise. Additionally, our products and materials (including potentially non-cotton materials) could be held for inspection by the United States Customs & Border Patrol (the “US CBP”), which would cause delays and unexpectedly affect our inventory levels. In addition, the labor costs to produce our products may fluctuate. In the event of a significant disruption in the supply of fabrics or raw materials used in the manufacture of the merchandise we offer, our vendors might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price. Any delays, interruption, damage to, or increased costs in raw materials or the manufacture of the merchandise we offer could result in higher prices to acquire the merchandise, or non-delivery of merchandise altogether, and could adversely affect our operating results.
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
•overcome the impacts of the ongoing COVID-19 pandemic;
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
To effectively manage our growth, we must continue to implement our operational plans and strategies, improve and expand our infrastructure of people and information systems, and expand, train, and manage our employee base. From inception to date, we have rapidly and significantly increased our employee headcount to support the growth of our business. We added a significant number of employees over the last several years and plan to continue to do so. To support continued growth, we must effectively integrate, develop, and motivate a large number of new employees while maintaining our corporate culture, which is made more challenging due to (i) the COVID-19 pandemic, which has required us to transition to a more remote working environment, and (ii) our expected future hybrid environment of in-person and remote work. The risks associated with a rapidly growing workforce will be particularly acute as we expand internationally, as we are less familiar with the labor markets outside of the United States, and if we choose to expand into new merchandise categories.
We are also required to manage numerous relationships with various vendors and other third parties. Further growth of our operations, vendor base, fulfillment centers, information technology systems, or internal controls and procedures may not be adequate to support our operations. For example, in May 2019, we launched our service in the UK, which involves working with international vendors, establishing offices and fulfillment centers in the UK, and complying with UK and European Union (“EU”) laws and regulations. Additionally, we continue to introduce new offerings such as, Freestyle and Fix Preview, as well as new business initiatives and inventory models. The roll-out of these new offerings and initiatives require investments of time and resources and may require changes in our website, mobile apps, information technology systems or processes, which involves inherent risk. These initiatives and changes also may not be rolled out as timely or effectively as we expect or may not produce the results we intend. If new offerings and initiatives are delayed, it could affect our inventory levels. If we are unable to manage the growth of our organization effectively, or if growth initiatives are not introduced timely or do not produce the anticipated results, our business, financial condition, and operating results may be adversely affected.
Our continued growth depends on attracting new clients.
Our success depends on our ability to attract new clients in a cost-effective manner. To expand our client base, we must appeal to and acquire clients who have historically used other means to purchase apparel, shoes, and accessories, such as traditional brick-and-mortar apparel retailers or the websites of our competitors. We also face competition for clients from other retailers who offer or plan to offer similar services as ours. We reach new clients through paid marketing, referral programs, organic word of mouth, and other methods of discovery, such as mentions in the press or internet search engine results. Although we have reduced our marketing spend at times, we expect to continue to increase our marketing spend, which may include increased spending on digital, television, radio and other paid marketing channels, and cannot be certain that these efforts will yield more clients, continue to achieve meaningful payback on our investments, or be as cost effective. Our marketing activity and spend may vary from period to period and we may adjust our marketing strategy or spend within a period if we are not achieving the intended results or if we believe the return-on-investment is not favorable, which may result in faster or slower rates of active client growth in any given period. For instance, while we expected to spend a certain amount on marketing in the second quarter of fiscal year 2021, we experienced higher costs per acquisition than expected and, therefore, did not spend as much on marketing as anticipated. Also in the fourth quarter of fiscal year 2021, we did not spend as much on marketing as anticipated as we waited to launch Freestyle to new-to-Stitch Fix customers. Consequently, now that we have launched Freestyle in the first quarter of fiscal year 2022, we expect to increase marketing spend as we market this new offering. In addition, we seek to attract new clients by offering new products, services, and ways to engage with our platform, such as our Freestyle offering. If such new products or services are not timely launched or are not successful in attracting new clients, our revenue growth and results of operations may suffer. Moreover, new clients may not purchase from us as frequently or spend as much with us as existing clients, and the revenue generated from new clients may not be as high as the revenue generated from our existing clients. These factors may harm our growth prospects and our business could be adversely affected.
We may be unable to maintain a high level of engagement with our clients and increase their spending with us, which could harm our business, financial condition, or operating results.
A high proportion of our revenue comes from repeat purchases by existing clients, especially those existing clients who are highly engaged and purchase a significant amount of merchandise from us. The large majority of our clients choose to receive Fixes on a recurring basis, which we call “auto-ship.” In the third quarter of fiscal year 2020, we saw a temporary increase in the rate of auto-ship cancellations. If the ongoing COVID-19 pandemic and related economic impact worsen or continue for longer than anticipated, auto-ship cancellations may increase again, negatively impacting our business.

If existing clients no longer find our service and merchandise appealing or appropriately priced, they may make fewer purchases and may stop using our service. Even if our existing clients continue to find our service and merchandise appealing, they may decide to receive fewer Fixes or purchase fewer items from their Fixes or through Freestyle over time as their demand for new apparel declines. For example, as a result of changes to daily life due to the ongoing COVID-19 pandemic, including increased rates of working remotely from home, many clients’ demand for new apparel may be reduced or eliminated. In addition, as we expand our assortment to include more products with lower price points, the amount clients spend with us may decrease. If clients who receive Fixes most frequently or purchase a significant amount of merchandise from us were to make fewer or lower priced purchases or stop using our service, our financial results could be negatively affected. In addition, we seek to attract high-quality clients who will remain clients for the long term, but our efforts may not be successful or produce the results we anticipate. A decrease in the number of clients, a decrease in client spending on the merchandise we offer, or our inability to attract high-quality clients could negatively affect our operating results. Further, we believe that our future success will depend in part on our ability to increase sales to our existing clients over time and, if we are unable to do so, our business may suffer.
We expect to increase our paid marketing to help grow our business, but these efforts may not be successful or cost effective.
Promoting awareness of our service is important to our ability to grow our business, drive client engagement, and attract new clients. We believe that much of the growth in our client base during our first five years originated from referrals, organic word of mouth, and other methods of discovery, as our marketing efforts and expenditures were relatively limited. In recent years, we increased our paid marketing initiatives and intend to continue to do so. Our marketing efforts currently include client referrals, affiliate programs, partnerships, display advertising, television, print, radio, video, content, direct mail, social media, email, mobile “push” communications, search engine optimization, and keyword search campaigns. External factors beyond our control, including general economic conditions and decreased discretionary consumer spending, may impact the success of our marketing initiatives or how much we decide to spend on marketing in a given period. For example, in response to the ongoing COVID-19 pandemic, we reduced our marketing expenditures in the third quarter of our fiscal year 2020. This led to fewer new clients being acquired in the third quarter, which we anticipate may impact demand for several subsequent quarters.
Our marketing initiatives may become increasingly expensive and generating a meaningful return on those initiatives may be difficult, such as the increased costs we have seen in certain digital marketing channels. We may also adjust our marketing activity from period to period or within a period as we launch new initiatives or offerings, such as Freestyle, run tests, or make decisions on marketing investments in response to anticipated rates of return, such as when we identify favorable cost per acquisition trends. For example, although we have historically reduced our advertising during the holiday season, when many other retailers compete for marketing opportunities, we had planned for more robust advertising during our second fiscal quarter of fiscal year 2021. However, as we experienced higher costs per acquisition than we expected, we did not spend as much on marketing during the quarter as we anticipated. And in the fourth quarter 2021, we did not spend as much on marketing as anticipated as we waited to launch Freestyle to new-to-Stitch Fix customers, and expect to increase marketing spend in the first quarter of fiscal year 2022 as we market this new offering. Even if we successfully increase revenue as a result of our paid marketing efforts, it may not offset the additional marketing expenses we incur.
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
The largest portion of our revenue today comes from the sale of Women’s apparel. From 2015 to 2018, we expanded our merchandise offering into categories including Petite, Maternity, Men’s, Plus, Premium Brands, and Kids; began offering different product types including accessories and Extras; and expanded the number of brands we offer. In May 2019, we launched our service in the UK market. In June 2019, we introduced our direct-buy functionality (now called “Freestyle”) with Buy It Again allowing clients in the United States to buy previously purchased items in new colors, prints, and sizes. We expanded direct buy in February 2020, with Complete Your Looks, which allows clients to discover and shop personalized outfits with new items that complement their prior purchases. In addition, in early June 2020, we introduced Trending For You, which allows clients to shop personalized looks based on their style profiles. In May 2021, we introduced Categories, a new way for clients to easily discover pieces within a range of categories based on occasion, brand, or item type. And, in August 2021, we opened up Freestyle to new-to-Stitch Fix clients who have never received a Fix from us previously. We continue to explore additional offerings to serve our existing clients, attract new clients, and expand our geographic scope. Developing new offerings requires significant investments of resources and time, and if a new offering, such as Freestyle, does not appeal to new clients as we expect, our business may not grow as anticipated.
New offerings may not have the same success, or gain traction as quickly, as our current offerings. If the merchandise we offer is not accepted by our clients or does not attract new clients, or if we are not able to attract clients in new markets, our sales may fall short of expectations, our brand and reputation could be adversely affected, and we may incur expenses that are not offset by sales. If the launch of a new category or offering or in a new geography requires investments greater than we expect or is delayed, our operating results could be negatively impacted. Also, our business may be adversely affected if we are unable to attract brands and other merchandise vendors that produce sufficient high-quality, appropriately priced, and on-trend merchandise. For example, vendors in the UK may not be familiar with our company or brand, which may make it difficult for us to obtain the merchandise we seek or be able to purchase products at an appropriate price.
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

•more stringent or differing regulations relating to privacy and data security and access to, or use of, commercial and personal information, particularly in Europe;
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
Our past revenue growth and profitability should not be considered indicative of our future performance. Our revenue increased by 22.8% in fiscal 2021 compared to 2020, 8.5% in fiscal 2020 compared to fiscal 2019, and 28.6% in fiscal 2019 compared to fiscal 2018. As we grow our business, our revenue growth rates may slow in future periods or decline due to a number of reasons, which may include the short- and long-term impacts of the COVID-19 pandemic, slowing demand for our merchandise and service, increasing competition, a decrease in the growth rate of our overall market, and our failure to capitalize on growth opportunities, as well as the maturation of our business.
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
Elizabeth Spaulding was named to the role of Chief Executive Officer on August 1, 2021, and Katrina Lake, our Founder, transitioned to the role of Executive Chairperson of the Board on August 1, 2021. Currently, Ms. Lake remains an employee of ours. Ms. Lake has unique and valuable experience leading our company from its inception through August 1, 2021. If we do not continue to manage the transition of Ms. Lake to her new role and Ms. Spaulding’s succession to Chief Executive Officer successfully, it could disrupt our business, affect our Company culture, or cause retention concerns with respect to our colleagues, all of which could affect our financial condition and operating results.

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
As of July 31, 2021, approximately 5,700 of our employees were stylists, most of whom work remotely and on a part-time basis for us and are paid hourly. The stylists track and report the time they spend working for us. These employees are classified as nonexempt under federal and state law. If we fail to effectively manage our stylists, including by ensuring accurate tracking and reporting of their hours worked and proper processing of their hourly wages, then we may face claims alleging violations of wage and hour employment laws, including, without limitation, claims of back wages, unpaid overtime pay, and missed meal and rest periods. Any such employee litigation could be attempted on a class or representative basis. For example, in August 2020, a representative action under California’s Private Attorneys General Act was filed against us alleging various violations of California’s wage and hour laws relating to our current and former non-exempt stylist employees. While we were able to settle this matter, future litigation concerning our styling employees could be expensive and time-consuming regardless of whether the claims against us are valid or whether we are ultimately determined to be liable, and could divert management’s attention from our business. We could also be adversely affected by negative publicity, litigation costs resulting from the defense of these claims, and the diversion of time and resources from our operations.
In August 2021, we introduced changes to work schedules for our stylists to better align with when and how clients will most likely want to connect with their stylist. We anticipated that many of our stylists would find the new schedule challenging and may not want to continue their employment, so we offered a voluntary exit package to help ease job transitions. As expected, some stylists did accept this offer, which decreased our total number of stylists. We may experience some capacity constraints, morale issues or other unintended effects that could negatively affect our operations as we transition to these new scheduling practices.
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
We have in the past incurred and may in the future incur losses from various types of fraud, including stolen credit card numbers, claims that a client did not authorize a purchase, merchant fraud, and clients who have closed bank accounts or have insufficient funds in open bank accounts to satisfy payments. Our clients may re-use their login information (i.e., username and password combination) across multiple websites and, therefore, when a third-party website experiences a data breach, that information could be exposed to bad actors and be used to fraudulently access our clients’ accounts. In addition to the direct costs of such losses, if the fraud is related to credit card transactions and becomes excessive, it could result in us paying higher fees or losing the right to accept credit cards for payment. In addition, under current credit card practices, we are typically liable for fraudulent credit card transactions. Our failure to adequately prevent fraudulent transactions could damage our reputation, result in litigation or regulatory action, and lead to expenses that could substantially impact our operating results.

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
Our business and operating results are subject to global economic conditions and their impact on consumer discretionary spending. Some of the factors that may negatively influence consumer spending include high levels of unemployment; higher consumer debt levels; reductions in net worth, declines in asset values, and related market uncertainty; home foreclosures and reductions in home values; fluctuating interest rates, increased inflationary pressures and credit availability; fluctuating fuel and other energy costs; fluctuating commodity prices; and general uncertainty regarding the overall future political and economic environment. We have experienced many of these factors due to the ongoing COVID-19 pandemic and the related responses of national, state and local government and public health officials and have, at times, seen negative impacts on client demand as a result. Furthermore, any increases in consumer discretionary spending during times of crisis may be temporary, such as those related to government stimulus programs. Economic conditions in certain regions may also be affected by natural disasters, such as hurricanes, tropical storms, earthquakes, and wildfires; other public health crises; and other major unforeseen events. Consumer purchases of discretionary items, including the merchandise that we offer, generally decline during recessionary periods or periods of economic uncertainty, when disposable income is reduced or when there is a reduction in consumer confidence.
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
Our success is, in large part, dependent upon our ability to identify apparel trends, predict and gauge the tastes of our clients, and provide a service that satisfies client demand in a timely manner. However, lead times for many of our purchasing decisions may make it difficult for us to respond rapidly to new or changing apparel trends or client acceptance of merchandise chosen by our merchandising buyers. In addition, external events may disrupt or change client preferences and behaviors in ways we are not able to anticipate. For example, the COVID-19 pandemic has resulted in significant changes to daily life, working arrangements, travel, and social events, which has impacted the type of apparel our clients seek to purchase. We generally enter into purchase contracts significantly in advance of anticipated sales and frequently before apparel trends are confirmed by client purchases. In the past, we have not always predicted our clients’ preferences and acceptance levels of our merchandise with accuracy. Further, we use our data science to predict our clients’ preferences and gauge demand for our merchandise, and there is no guarantee that our data science and algorithms will accurately anticipate client demand and tastes. Our entry into the UK also requires us to become familiar with different apparel trends and customer preferences. In addition, consumer shopping behavior may continue to evolve and we may need to adapt our service to such changes, which could be further complicated by any future expansion into additional geographic markets. To the extent we misjudge the market for the service we offer or fail to execute on trends and deliver attractive merchandise to clients, our sales will decline and our operating results will be adversely affected.
Our operating results have been, and could be in the future, adversely affected by natural disasters, public health crises, political crises, or other catastrophic events.
Natural disasters, such as earthquakes, hurricanes, tornadoes, floods, fires, and other adverse weather events and climate conditions, which may become more frequent and more severe with the increasing effects of climate change; unforeseen public health crises, such as the ongoing COVID-19 pandemic or other pandemics and epidemics; political crises, such as terrorist attacks, war, and other political instability; or other catastrophic events, whether occurring in the United States or internationally, could disrupt our operations in or cause us to close one or more of our offices and fulfillment centers or could disrupt, delay, or otherwise negatively impact the operations of one or more of our third-party providers or vendors. For instance, the severe winter weather and temperatures experienced in Texas and other parts of the country in February 2021 caused us to temporarily close two of our fulfillment centers and affected the shipping of merchandise in and out of fulfillment centers. Furthermore, these types of events could impact our merchandise supply chain, including our ability to ship merchandise to or receive returned merchandise from clients in the impacted region, and could impact our ability or the ability of third parties to operate our sites and ship merchandise. In addition, these types of events could negatively impact consumer spending in the impacted regions. In fact, the COVID-19 pandemic has: disrupted our operations in and caused us to close our offices and require that most of our employees work from home; disrupted our operations in and caused us to close three of our fulfillment centers; required us to implement various operational changes to ensure the health and safety of our employees; had a range of negative effects on the operations of our third-party providers and vendors, including our merchandise supply chain and shipping partners; and negatively impacted consumer spending and the economy generally. Because the COVID-19 pandemic has caused many of these factors to materialize, as described above and throughout these risk factors, it has adversely affected our business and operating results. The ongoing COVID-19 pandemic (including future resurgences of COVID-19 or new variants in the United States or internationally) or the occurrence of another natural disaster or crisis could recreate and/or exacerbate these effects.

Cybersecurity, Legal and Regulatory Risks
System interruptions that impair client access to our website or other performance failures in our technology infrastructure could damage our business.
The satisfactory performance, reliability, and availability of our website, mobile application, internal applications, and technology infrastructure are critical to our business. We rely on our website and mobile application to engage with our clients and sell them merchandise. We also rely on a host of internal custom-built applications to run critical business functions, such as styling, merchandise purchasing, warehouse operations, and order fulfillment. In addition, we rely on a variety of third-party, cloud-based solution vendors for key elements of our technology infrastructure. These systems are vulnerable to damage or interruption and we have experienced interruptions in the past. For example, in February 2017, as a result of an outage with Amazon Web Services, where much of our technology infrastructure is hosted, we experienced disruptions in applications that support our warehouse operations and order fulfillment that caused a temporary slowdown in the number of Fix shipments we were able to make. Additionally, the launch of a new category or new product offering requires investments in and the development of new technology, which may be more susceptible to performance issues or interruptions. Interruptions may also be caused by a variety of incidents, including human error, our failure to update or improve our proprietary systems, cyber attacks, fire, flood, earthquake, power loss, or telecommunications failures. These risks are exacerbated by our move to a more remote workforce in response to the COVID-19 pandemic. Any failure or interruption of our website, mobile application, internal business applications, or our technology infrastructure could harm our ability to serve our clients, which would adversely affect our business and operating results.
Compromises of our data security could cause us to incur unexpected expenses and may materially harm our reputation and operating results.
In the ordinary course of our business, we and our vendors collect, process, and store certain personal information and other data relating to individuals, such as our clients and employees, which may include client payment card information. We rely substantially on commercially available systems, software, tools, and monitoring to provide security for our processing, transmission, and storage of personal information and other confidential information. There can be no assurance, however, that we or our vendors will not suffer a data compromise, that hackers or other unauthorized parties will not gain access to personal information or other data, including payment card data or confidential business information, or that any such data compromise or unauthorized access will be discovered in a timely fashion. The techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not identified until they are launched against a target, and we and our vendors may be unable to anticipate these techniques or to implement adequate preventative measures. As we have significantly increased the number of employees and contractors working remotely due to the COVID-19 pandemic and expect to continue to have a more remote and hybrid work force, and as our vendors and other business partners move to permanent or hybrid remote work as well, we and our partners may be more vulnerable to cyber attacks. In addition, our employees, contractors, vendors, or other third parties with whom we do business may attempt to circumvent security measures in order to misappropriate such personal information, confidential information, or other data, or may inadvertently release or compromise such data.
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
Currently, we are involved in various legal proceedings, including the securities litigation and other matters described elsewhere herein. We have in the past and may in the future become involved in other private actions, collective actions, investigations, and various other legal proceedings by clients, employees, suppliers, competitors, government agencies, stockholders, or others. In addition, the COVID-19 pandemic could give rise to new types of claims or lawsuits, including, without limitation, workers compensation claims for employees that contracted the COVID-19 virus. The results of any such litigation, investigations, and other legal proceedings are inherently unpredictable and expensive. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, damage our reputation, require significant amounts of management time, and divert significant resources. If any of these legal proceedings were to be determined adversely to us, or we were to enter into a settlement arrangement, we could be exposed to monetary damages or limits on our ability to operate our business, which could have an adverse effect on our business, financial condition, and operating results.
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
The United States Treasury Department placed sanctions on China’s Xinjiang Production and Construction Corporation (“XPCC”) for serious human rights abuses against ethnic minorities in China’s Xinjiang Uyghur Autonomous Region (the “XUAR”). Additionally, the US CBP issued a withhold release order (the “WRO”) on all products containing cotton from the XUAR. The XUAR is the source of large amounts of cotton and textiles for the global apparel supply chain and XPCC controls many of the cotton farms and much of the textile industry in the region. Although we do not knowingly source any products or materials from the XUAR (either directly or indirectly through our suppliers), we have no known involvement with XPCC or its subsidiaries and affiliates, and we prohibit our apparel vendors from doing business with XPCC, we could be subject to penalties, fines or sanctions if any of the vendors from which we purchase goods is found to have dealings, directly or indirectly, with XPCC or entities it controls. Additionally, our products or materials (including potentially non-cotton materials) could be held or delayed by the US CBP under the WRO, which would cause delays and unexpectedly affect our inventory levels. Even if we were not subject to penalties, fines or sanctions, if products we source are linked in any way to XPCC or the XUAR, our reputation could be damaged.

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
We currently have nine patents issued and a number of additional patent applications pending in the United States. We have also filed patent applications in Europe and the People’s Republic of China. The patents we own and those that may be issued in the future may not provide us with any competitive advantages or may be challenged by third parties, and our patent applications may never be granted. Even if issued, there can be no assurance that these patents will adequately protect our intellectual property or survive a legal challenge, as the legal standards relating to the validity, enforceability, and scope of protection of patent and other intellectual property rights are uncertain. Our limited patent protection may restrict our ability to protect our technologies and processes from competition. We primarily rely on trade secret laws to protect our technologies and processes, including the algorithms we use throughout our business. Others may independently develop the same or similar technologies and processes, or may improperly acquire and use information about our technologies and processes, which may allow them to provide a service similar to ours, which could harm our competitive position.
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
In general, we have not historically collected state or local sales, use, or other similar taxes in any jurisdictions in which we do not have a tax nexus, in reliance on court decisions and/or applicable exemptions that restrict or preclude the imposition of obligations to collect such taxes with respect to the online sales of our products. In addition, we have not historically collected state or local sales, use, or other similar taxes in certain jurisdictions in which we do have a physical presence, in reliance on applicable exemptions. On June 21, 2018, the U.S. Supreme Court decided, in South Dakota v. Wayfair, Inc., that state and local jurisdictions may, at least in certain circumstances, enforce a sales and use tax collection obligation on remote vendors that have no physical presence in such jurisdiction. As of June 30, 2021, all states have enacted legislation to begin, requiring sales and use tax collection by remote vendors and/or by online marketplaces. The details and effective dates of these collection requirements vary from state to state. While we now collect, remit, and report sales tax in all states that impose a sales tax, it is still possible that one or more jurisdictions may assert that we have liability from previous periods for which we did not collect sales, use, or other similar taxes, and if such an assertion or assertions were successful it could result in substantial tax liabilities, including for past sales taxes and penalties and interest, which could materially adversely affect our business, financial condition, and operating results.
Federal income tax reform could have unforeseen effects on our financial condition and results of operations.
On March 27, 2020, the U.S. enacted the CARES Act. We provided for an estimated effect of the CARES Act in our financial statements for the period ended July 31, 2021. The CARES Act requires significant judgments to be made in the interpretation of the law and significant estimates in the calculation of the provision for income taxes. However, additional guidance may be issued by the Internal Revenue Service, the Department of the Treasury, or other governing body that may significantly differ from our interpretation of the law, which may result in a material adverse effect on our business, cash flow, results of operations, or financial conditions.
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
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of July 31, 2021, we had state net operating loss carryforwards of $142.0 million, which begin to expire in 2025, if not utilized. The ability to use our net operating loss carryforwards depends on the availability of future taxable income. In addition, as of July 31, 2021, we had federal and California research and development tax credit carryforwards of $30.1 million and $17.0 million, respectively. The federal research and development credits will begin to expire in 2036, if not utilized; California research and development credits do not have an expiration date. A portion of our tax attributes are subject to Section 382 and 383 of the Internal Revenue Code and similar state provisions, which sets limitations arising from ownership changes. Any potential limitations on our ability to offset future income with our tax attributes could result in increased future tax liability to us.

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
•targeted efforts of social media or other groups to transact in and affect the price of Stitch Fix stock, such as the activity in early 2021 targeting GameStop Corp and others;
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
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our Class A common stock in the public market, then the trading price of our Class A common stock could decline. In addition, shares underlying any outstanding options and restricted stock units will become eligible for sale if exercised or settled, as applicable, and to the extent permitted by the provisions of various vesting agreements and Rule 144 of the Securities Act. All the shares of Class A and Class B common stock subject to stock options and restricted stock units outstanding and reserved for issuance under our 2011 Equity Incentive Plan, as amended, our 2017 Incentive Plan, and our 2019 Inducement Plan have been registered on Form S-8 under the Securities Act and such shares are eligible for sale in the public markets, subject to Rule 144 limitations applicable to affiliates. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our Class A common stock could decline.
The dual class structure of our common stock concentrates voting control with our executive officers, directors and their affiliates, and may depress the trading price of our Class A common stock.
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As a result, the holders of our Class B common stock, including our directors, executive officers, and their affiliates, are able to exercise considerable influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stock holdings represent less than 50% of the outstanding shares of our capital stock. As of September 21, 2021, 31,476,875 of our 108,731,974 shares outstanding were held by our directors, executive officers, and their affiliates, and 29,233,301 of such shares held by our directors, executive officers, and their affiliates were shares of Class B common stock. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests. This control may adversely affect the market price of our Class A common stock.
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
We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Specifically, the Sarbanes-Oxley Act requires management to assess the effectiveness of our internal controls over financial reporting and to report any material weaknesses in such internal control. We have in the past experienced material weaknesses and significant deficiencies in our internal controls, including for our fiscal year ended August 3, 2019. Management has concluded that our internal control over financial reporting was effective as of July 31, 2021. However, our testing, or the subsequent testing by our independent public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. If we or our accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, it could harm our operating results, adversely affect our reputation, or result in inaccurate financial reporting. Furthermore, should any such deficiencies arise we could be subject to lawsuits, sanctions or investigations by regulatory authorities, including SEC enforcement actions and we could be required to restate our financial results, any of which would require additional financial and management resources.
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
We intend to continue making investments to support our business growth and may require additional funds to support this growth and respond to business challenges, including the need to develop our services, expand our inventory, enhance our operating infrastructure, expand the markets in which we operate, and potentially acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our Class A common stock. We are also party to an amended and restated credit agreement with Silicon Valley Bank and other lenders that contains covenants limiting our ability to, among other things, dispose of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock, and make investments, in each case subject to certain exceptions, and contains financial covenants requiring us to maintain minimum free cash flow and an adjusted current ratio above specified levels, measured in each case at the end of each fiscal quarter. The restrictive covenants of this or any future debt financing secured may make it more difficult for us to obtain additional capital and to pursue business opportunities. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, and our business and prospects could fail or be adversely affected.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our principal physical properties are located in the United States and UK. Our corporate headquarters are located in San Francisco, California, and comprise approximately 134,000 square feet of space. Although the majority of our employees who utilize this space are currently working from home due to the COVID-19 pandemic, as of the date of this filing we still intend to occupy this location when conditions permit.
We also lease and operate six fulfillment centers in the United States. These comprise a total of approximately 3,635,000 square feet, at which we receive merchandise from vendors, ship products to clients and receive and process returns from clients. These facilities are located in Arizona, Texas, Pennsylvania, Indiana, and Georgia. In addition, we have one fulfillment center that is leased and operated by a third-party logistics contractor in the UK, representing approximately 277,000 square feet.

In November 2020, we entered into an agreement to lease approximately 700,000 square feet of space to be used as a fulfillment center in Salt Lake City, Utah, which will be our seventh fulfillment center in the United States. We expect this facility to begin receiving merchandise from vendors and shipping products to clients in early fiscal 2022.
We believe our facilities, including our planned expansions, are sufficient for our current needs.
Item 3. Legal Proceedings.
The information contained in Note 8 “Commitments and Contingencies” under the heading “Contingencies” in the Notes to the Consolidated Financial Statements included within this Annual Report on Form 10-K is incorporated herein by reference.
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
Holders of Record
As of the close of business on September 21, 2021, there were 40 stockholders of record of our Class A common stock and 16 stockholders of record of our Class B common stock. The actual number of holders of our Class A and Class B common stock is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees. The number of holders of record presented here also does not include stockholders whose shares may be held in trust by other entities.
Dividend Policy
We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and future earnings to fund the development and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination regarding the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant.
Cumulative Stock Performance Graph
The following graph compares the cumulative total return to stockholders on our Class A common stock relative to the cumulative total returns of the Standard and Poor’s Retail Select Industry Index (S&P Retail Select Industry) and Nasdaq Composite Index (Nasdaq Composite). An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock and in each index on November 17, 2017, the date our Class A common stock began trading on the Nasdaq, and its relative performance is tracked through July 31, 2021. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class A common stock.

Cumulative Stock Performance Graph

$720
$660
$600
$540
$480
$420
$360
$300
$240
$180
$120
November 2017
July 2018
August 2019
August 2020
July 2021

…………	S&P Retail Select Industry	__________	Nasdaq Composite	– – – – – –	Stitch Fix, Inc.
The following table assumes an investment of $100 (with reinvestment of all dividends) to have been made in our Class A common stock and in each index on November 17, 2017, the date our Class A common stock began trading on the Nasdaq, and indicates the cumulative total return to stockholders on our Class A common stock and the cumulative total return of each index at July 28, 2018, August 3, 2019, August 1, 2020, and July 31, 2021:

(in dollars)	November 17, 2017	July 28, 2018	August 3, 2019	August 1, 2020	July 31, 2021
S&P Retail Select Industry	$100.00	$118.27	$98.40	$113.49	$229.33
Nasdaq Composite	$100.00	$114.07	$118.01	$158.42	$216.32
Stitch Fix, Inc.	$100.00	$194.79	$163.89	$146.20	$355.91
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
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.
Item 6. Selected Financial Data.
No disclosure required by Item 301 of Regulation S-K as in effect on the date of this Annual Report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our audited consolidated financial statements and related notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K, or Annual Report. We use a 52- or 53-week fiscal year, with our fiscal year ending on the Saturday that is closest to July 31 of that year. Each fiscal year generally consists of four 13-week fiscal quarters, with each fiscal quarter ending on the Saturday that is closest to the last day of the last month of the quarter. The fiscal years ended July 31, 2021 (“2021”) and August 1, 2020 (“2020”) consisted of 52 weeks. The fiscal year ended August 3, 2019 (“2019”) consisted of 53 weeks. Throughout this Annual Report, all references to quarters and years are to our fiscal quarters and fiscal years unless otherwise noted.
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
A discussion regarding our financial condition and results of operation for the fiscal year ended July 31, 2021, compared to the fiscal year ended August 1, 2020, is presented below. A discussion regarding our financial condition and results of operations for fiscal year ended August 1, 2020, compared to the fiscal year ended August 3, 2019, can be found under Item 7 in our Annual Report on Form 10-K for the fiscal year ended August 1, 2020, filed with the SEC on September 25, 2020, which is available on the SEC’s website at www.sec.gov and on the SEC Filings section of the Investor Relations section of our website at: https://investors.stitchfix.com.
Overview
Since our founding in 2011, we have helped millions of women, men, and kids discover and buy what they love through personalized shipments of apparel, shoes, and accessories. Currently, clients can engage with us in one of two ways that, combined, form an ecosystem of personalized experiences across styling, shopping and inspiration: (1) by receiving a personalized shipment of apparel informed by our algorithms and sent by a Stitch Fix stylist (a “Fix”); or (2) by purchasing directly from our website or mobile app based on a personalized assortment of outfit and item recommendations (“Freestyle”). For a Fix, clients can choose to schedule automatic shipments or order on demand after they fill out a style profile on our website or mobile app. After receiving a Fix, our clients purchase the items they want to keep and return the other items, if any. Freestyle utilizes our algorithms to recommend a personalized assortment of outfit and item recommendations that will update throughout the day and will continue to evolve as we learn more about the client.
For the fiscal year ended July 31, 2021, we reported $2.1 billion of revenue representing year-over-year growth of 22.8% from the fiscal year ended August 1, 2020. As of July 31, 2021, and August 1, 2020, we had approximately 4,165,000 and 3,522,000 active clients, respectively, representing year-over-year growth of 18.3%.
Net loss for the fiscal year ended July 31, 2021, was $8.9 million, compared to net loss of $67.1 million for the fiscal year ended August 1, 2020. For more information on the components of net income (loss), refer to the section titled “Results of Operations” below.
COVID-19 Update
There continues to be uncertainty around the COVID-19 pandemic as the Delta variant of COVID-19, which appears to be the most transmissible and contagious variant to date, has caused a surge in COVID-19 cases globally. The full impact of the COVID-19 crisis on our business will depend on factors such as the length of time of the pandemic; how federal, state and local governments are responding, especially in light of the recent surge in cases due to the Delta variant; vaccination rates among the population; the efficacy of the COVID-19 vaccines against the Delta variant and other variants as they emerge; the longer-term impact of the crisis on the economy and consumer behavior; and the effect on our clients, employees, vendors, and other partners.
During this time, we are focused on protecting the health and safety of our employees while seeking to continue operating our business responsibly.
In the third quarter of fiscal 2020, we temporarily closed three of our fulfillment centers to assess our ability to operate under shelter-in-place orders and develop protocols to protect the welfare of our fulfillment center employees. Those fulfillment centers reopened shortly thereafter, and all of our fulfillment centers are currently operating with safety measures in place. We have also experienced smaller, intermittent interruptions at our fulfillment centers in connection with temporary closures of certain fulfillment centers for part of a work day or for a full day. While we have only experienced intermittent and temporary closures since the third quarter of 2020, we have recently begun to experience an increase of COVID-19 cases in our fulfillment centers in connection with the surge of cases caused by the Delta variant. This recent increase in cases has affected capacity at our fulfillment centers, which could affect shipments to clients and inventory management. Additionally, we have experienced difficulty hiring employees in our fulfillment centers, which we attribute to COVID-19 concerns and to increased competition and rising wages for eCommerce fulfillment center workers as eCommerce demand accelerates.

While we expect many employees to return to our offices later this fiscal year, the timing of such a return has been affected by the Delta variant and related surge in COVID-19 cases and could be further effected by this resurgence of COVID-19 or additional resurgences. When we return to our office, we expect many employees to continue to work in a remote capacity or a hybrid of in-person and remote work. These changes to our operations going forward present additional challenges and increased costs to ensure our offices are safe and functional for hybrid offices that enable effective collaboration of both remote and in-person colleagues.
The effect of the COVID-19 pandemic on the broader economy and consumer behavior continues to evolve. During the latter half of our third fiscal quarter of 2020, we did experience lower demand, which negatively affected net revenue per active client, and which we believe was largely attributable to consumer reactions as the COVID-19 crisis escalated during March and April of 2020. Despite the continuing impact of COVID-19 on the overall economy, we saw strong retention from our auto-ship clients and growth in new client demand from increases in first Fix shipments in the second half of fiscal 2020. We continued to see growth in new client demand and strong auto-ship retention during fiscal 2021 and believe we are benefiting from the dislocation in the retail apparel market that is resulting from the COVID-19 pandemic. For further discussion of the COVID-19 related risks facing our business, refer to the “Risk Factors” section included in Part I, Item 1A.
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

Adjusted EBITDA
We define adjusted EBITDA as net income (loss) excluding interest (income) expense, other (income) expense, net, provision (benefit) for income taxes, depreciation and amortization, and stock-based compensation expense. The following table presents a reconciliation of net income (loss), the most comparable GAAP financial measure, to adjusted EBITDA for each of the periods presented:

	For the Fiscal Year Ended
(in thousands)	July 31, 2021	August 1, 2020	August 3, 2019
Adjusted EBITDA:
Net income (loss)	$(8,876)	$(67,117)	$36,881
Add (deduct):
Interest (income) expense	(2,610)	(5,535)	(5,791)
Other (income) expense, net	366	1,593	(1,535)
Provision (benefit) for income taxes	(52,241)	19,395	(6,060)
Depreciation and amortization	27,610	22,562	16,095
Stock-based compensation expense	100,696	67,530	35,256
Adjusted EBITDA	$64,945	$38,428	$74,846
Free Cash Flow
We define free cash flow as cash flows provided by (used in) operating activities reduced by purchases of property and equipment that are included in cash flows used in investing activities. The following table presents a reconciliation of cash flows provided by (used in) operating activities, the most comparable GAAP financial measure, to free cash flow for each of the periods presented:

	For the Fiscal Year Ended
(in thousands)	July 31, 2021	August 1, 2020	August 3, 2019
Free cash flow reconciliation:
Cash flows provided by (used in) operating activities	$(15,675)	$42,877	$78,594
Deduct:
Purchases of property and equipment	(35,256)	(30,207)	(30,825)
Free cash flow	$(50,931)	$12,670	$47,769
Cash flows used in investing activities	$39,093	$(70,461)	$(225,184)
Cash flows provided by (used in) financing activities	$(38,885)	$(1,435)	$6,945

Operating Metrics

	July 31, 2021	August 1, 2020	August 3, 2019
Active clients (in thousands)	4,165	3,522	3,236
Net revenue per active client(1)	$505	$486	$488

(1) Fiscal year 2019 was a 53-week year, with the extra week occurring in the quarter ended August 3, 2019.
Active Clients
We believe that the number of active clients is a key indicator of our growth and the overall health of our business. We define an active client as a client who checked out a Fix or was shipped an item using our direct-buy functionality, “Freestyle,” in the preceding 52 weeks, measured as of the last day of that period. A client checks out a Fix when she indicates what items she is keeping through our mobile application or on our website. We consider each Women’s, Men’s, or Kids account as a client, even if they share the same household. We had 4,165,000 and 3,522,000 active clients as of July 31, 2021, and August 1, 2020, respectively, representing year-over-year growth of 18.3%.
Net Revenue per Active Client
We believe that net revenue per active client is an indicator of client engagement and satisfaction. We calculate net revenue per active client based on net revenue over the preceding four fiscal quarters divided by the number of active clients, measured as of the last day of the period. Net revenue per active client was $505 and $486 as of July 31, 2021, and August 1, 2020, respectively, representing a year-over-year increase of 3.9%.

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
Our inventory investments will fluctuate with the needs of our business. For example, in the first half of fiscal 2020, we purchased inventory based on our pre-COVID-19 pandemic projections, which resulted in excess inventory levels and higher inventory reserves during our third fiscal quarter. As noted above, in March 2020, we temporarily closed three of our fulfillment centers resulting in significantly less capacity in our warehouses and in turn delayed Fix shipments and a substantial backlog, delayed return processing, extended wait times for our clients, and significant inventory management challenges. During the fourth quarter of fiscal 2020, we increased capacity at our fulfillment centers and we experienced an uptick in client demand, both of which contributed to healthier inventory levels and lower inventory reserves than in our third fiscal quarter. During fiscal 2021, we increased our inventory levels to expand our inventory assortment and support our growth and future growth projections. If we fail to effectively predict client preferences or meet future sales projections, our inventory reserves, and potentially our inventory write-offs, will increase. Additionally, capacity constraints at our fulfillment centers due to hiring challenges, increased cases of COVID-19 among fulfillment center employees, or other reasons, will affect our ability to successfully manage our inventory. Furthermore, entering new locations, expanding to new categories, offering new functionalities such as Freestyle, or adding new fulfillment centers will all require additional investments in inventory.
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
The largest component of our marketing spend is advertising, which was $174.7 million for the fiscal year ended July 31, 2021, compared to $167.8 million for the fiscal year ended August 1, 2020.
To successfully acquire clients and increase engagement, we must also continue to improve the diversity of our offering. These efforts may include broadening our brand partnerships and expanding into new categories, product types, price points, and geographies. For example, in July 2018 we launched Stitch Fix Kids, expanding our client and vendor base, and in May 2019, we launched our services in the UK, expanding our geographic scope. In June 2019, we launched Direct Buy, predecessor to Freestyle, in the United States which provides clients the flexibility to purchase items outside of a Fix.
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
Merchandise Mix
We offer apparel, shoes, and accessories across categories, brands, product types, and price points. We currently serve our clients in the following categories: Women’s, Men’s, Kids, Petite, Maternity, and Plus. We carry a mix of third-party branded merchandise, including premium brands, and our own Exclusive Brands. We also offer a wide variety of product types, including denim, dresses, blouses, skirts, shoes, jewelry, and handbags. We sell merchandise across a broad range of price points and may further broaden our price point offerings in the future.

While changes in our merchandise mix have not caused significant fluctuations in our gross margin to date, categories, brands, product types, and price points do have a range of margin profiles. For example, our Exclusive Brands have generally contributed higher margins, shoes have generally contributed lower margins, and newer categories tend to initially have lower margins. Shifts in merchandise mix driven by client demand may result in fluctuations in our gross margin from period to period.
Components of Results of Operations
Revenue
We generate revenue from the sale of merchandise, either through our Fix or Freestyle offerings. With our Fix offering, we charge a nonrefundable upfront fee, referred to as a “styling fee,” that is credited towards any merchandise purchased. We offer Style Pass to provide select U.S. clients with an alternative to paying a styling fee per Fix. Style Pass clients pay a nonrefundable annual fee for unlimited styling that is credited towards merchandise purchases. We deduct discounts, sales tax, and estimated refunds to arrive at net revenue, which we refer to as revenue throughout this Annual Report. We also recognize revenue resulting from estimated breakage income on gift cards. We expect our revenue to increase in absolute dollars as we grow our business, although our revenue growth rate may slow in future periods.
Cost of Goods Sold
Cost of goods sold consists of the costs of merchandise, expenses for inbound freight and shipping to and from clients, inventory write-offs and changes in our inventory reserve, payment processing fees, and packaging materials costs, offset by the recoverable cost of merchandise estimated to be returned. We expect our cost of goods sold to fluctuate as a percentage of revenue primarily due to how we manage our inventory and merchandise mix. Our classification of cost of goods sold may vary from other companies in our industry and may not be comparable.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses consist primarily of compensation and benefits costs, including stock-based compensation expense, for our employees including our stylists, fulfillment center operations, data analytics, merchandising, engineering, marketing, client experience, and corporate personnel. Selling, general, and administrative expenses also include marketing and advertising costs, third-party logistics costs, facility costs for our fulfillment centers and offices, professional service fees, information technology costs, and depreciation and amortization expense. We expect our selling, general, and administrative expenses to increase in absolute dollars and to fluctuate as a percentage of revenue due to the anticipated growth of our business. Our classification of selling, general, and administrative expenses may vary from other companies in our industry and may not be comparable.
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

Results of Operations
Comparison of the Fiscal Years Ended July 31, 2021, August 1, 2020, and August 3, 2019
The following table sets forth our results of operations for the periods indicated:

	For the Fiscal Year Ended (1)			2021 vs. 2020	2020 vs. 2019
(in thousands)	July 31, 2021	August 1, 2020	August 3, 2019	% Change	% Change
Revenue, net	$2,101,258	$1,711,733	$1,577,558	22.8%	8.5%
Cost of goods sold	1,153,622	957,523	874,429	20.5%	9.5%
Gross profit	947,636	754,210	703,129	25.6%	7.3%
Selling, general, and administrative expenses	1,010,997	805,874	679,634	25.5%	18.6%
Operating income (loss)	(63,361)	(51,664)	23,495	22.6%	(319.9)%
Interest (income) expense	(2,610)	(5,535)	(5,791)	(52.8)%	(4.4)%
Other (income) expense, net	366	1,593	(1,535)	(77.0)%	(203.8)%
Income (loss) before income taxes	(61,117)	(47,722)	30,821	28.1%	(254.8)%
Provision (benefit) for income taxes	(52,241)	$19,395	$(6,060)	(369.4)%	(420.0)%
Net income (loss)	$(8,876)	$(67,117)	$36,881	(86.8)%	(282.0)%

(1)Fiscal 2021 and 2020 included 52 weeks. Fiscal 2019 was a 53-week year.

The following table sets forth the components of our results of operations as a percentage of revenue:

	For the Fiscal Year Ended
	July 31, 2021	August 1, 2020	August 3, 2019
Revenue, net	100.0%	100.0%	100.0%
Cost of goods sold	54.9%	55.9%	55.4%
Gross margin	45.1%	44.1%	44.6%
Selling, general, and administrative expenses	48.1%	47.1%	43.1%
Operating income (loss)	(3.0)%	(3.0)%	1.5%
Interest (income) expense	(0.1)%	(0.3)%	(0.4)%
Other (income) expense, net	—%	0.1%	(0.1)%
Income (loss) before income taxes	(2.9)%	(2.8)%	2.0%
Provision (benefit) for income taxes	(2.5)%	1.1%	(0.3)%
Net income (loss)	(0.4)%	(3.9)%	2.3%
Revenue and Gross Margin
Revenue in the fiscal year ended July 31, 2021 increased by $389.5 million, or 22.8%, from revenue in the fiscal year ended August 1, 2020. The increase in revenue was primarily attributable to a 18.3% increase in active clients from August 1, 2020 to July 31, 2021, which drove increased sales of merchandise.
Gross margin for the fiscal year ended July 31, 2021, increased by 1.0% compared with the fiscal year ended August 1, 2020. The increase was primarily attributable to improved product margins as we strengthened partnerships with our vendors, lower packaging costs, and improved inventory reserves year over year. The increase in gross margin was partially offset by increased shipping expenses largely due to higher rates with our carriers.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses in the fiscal year ended July 31, 2021, increased by $205.1 million, compared with the fiscal year ended August 1, 2020. As a percentage of revenue, selling, general, and administrative expenses increased to 48.1% for the fiscal year ended July 31, 2021, compared with 47.1% for the fiscal year ended August 1, 2020. The increase was primarily related to higher compensation and benefits expense including an increase in hourly wages for our full-time U.S. warehouse associates. Our average full-time hourly wage for our U.S. warehouse employees is over $17 per hour and all full-time U.S. warehouse employees start with a minimum of $16 per hour.

Provision for Income Taxes
The following table summarizes our effective tax rate for the periods presented:

	For the Fiscal Year Ended
(in thousands)	July 31, 2021	August 1, 2020	August 3, 2019
Income (loss) before income taxes	$(61,117)	$(47,722)	$30,821
Provision (benefit) for income taxes	(52,241)	19,395	(6,060)
Effective tax rate	85.5%	(40.6)%	(19.7)%
We are subject to income taxes in the United States and the UK. Our effective tax rate and provision for income taxes increased from the fiscal year ended August 1, 2020, to the fiscal year ended July 31, 2021, primarily due to the net operating loss carryback provisions of the CARES Act and excess tax benefits from stock-based compensation, partially offset by the change in valuation allowance and certain nondeductible expenses.
Liquidity and Capital Resources
Sources of Liquidity
Our principal sources of liquidity since inception have been our cash flows from operations, as well as the net proceeds we received through private sales of equity securities and our IPO.
As of July 31, 2021, we had $129.8 million of cash and cash equivalents and $160.6 million of investments. Our investment balance includes $101.5 million of short-term investments with contractual maturities of 12 months or less as of July 31, 2021.
In June 2020, we entered into a $90.0 million credit agreement (the “2020 Credit Agreement”) with Silicon Valley Bank and other lenders. On June 2, 2021, we entered into a $100.0 million amended and restated credit agreement (the “Amended Credit Agreement”) with Silicon Valley Bank and other lenders, which replaced the 2020 Credit Agreement. The Amended Credit Agreement includes a letter of credit sub-facility of $30.0 million and a swingline sub-facility of up to $50.0 million. As of July 31, 2021, we did not have any borrowings outstanding under the Credit Agreement.
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
For information on the terms of the Amended Credit Agreement, please see “Credit Agreement” in Note 7 of the Notes to Consolidated Financial Statements included in this Annual Report.
Uses of Cash
Our primary use of cash includes operating costs such as merchandise purchases, lease obligations, compensation and benefits, marketing, and other expenditures necessary to support our business growth.
We believe our existing cash, cash equivalents, investment balances, and the borrowing available under our Amended Credit Agreement, if needed, will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	For the Fiscal Year Ended
(in thousands)	July 31, 2021	August 1, 2020	August 3, 2019
Net cash provided by (used in) operating activities	$(15,675)	$42,877	$78,594
Net cash provided by (used in) investing activities	39,093	(70,461)	(225,184)
Net cash provided by (used in) financing activities	(38,885)	(1,435)	6,945
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(15,467)	$(29,019)	$(139,645)

Cash provided by operating activities
During the fiscal year ended July 31, 2021, cash used in operating activities was $15.7 million, which consisted of a net loss of $8.9 million, adjusted by non-cash charges of $135.9 million and a change of $142.7 million in our net operating assets and liabilities. The non-cash charges were largely driven by $100.7 million of stock-based compensation expense, and $29.9 million of depreciation, amortization, and accretion. The change in our net operating assets and liabilities was primarily due to an increase of $96.1 million in our inventory balance due to increased inventory purchases to support growth and selection, and a change of $31.7 million in income tax receivables primarily due to the net operating loss carryback provisions of the CARES Act.
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
Cash used in investing activities
During the fiscal year ended July 31, 2021, cash provided by investing activities was $39.1 million, primarily related to purchases, sales, and maturities of $74.4 million in highly rated available-for-sale securities, partially offset by $35.3 million in purchases of property and equipment.
During the fiscal year ended August 1, 2020, cash used in investing activities was $70.5 million, primarily related to our net investment of $40.3 million in highly rated available-for-sale securities and $30.2 million purchases of property and equipment.
Cash provided by (used in) financing activities
During the fiscal year ended July 31, 2021, cash used in financing activities was $38.9 million, which was primarily due to payments for tax withholding related to vesting of restricted stock units of $64.3 million, partially offset by proceeds from the exercise of stock options of $25.9 million.
During the fiscal year ended August 1, 2020, cash used in financing activities was $1.4 million, which was primarily due to payments for tax withholding related to vesting of restricted stock units, substantially offset by proceeds from the exercise of stock options
Contractual Obligations and Other Commitments
Our most significant contractual obligations relate to purchase commitments on inventory and operating lease obligations on our fulfillment centers and corporate offices. As of July 31, 2021, we had $397.5 million of enforceable and legally binding inventory purchase commitments predominantly due within one year. For information on our contractual obligations for operating leases, please see “Leases” in Note 4 of the Notes to Consolidated Financial Statements included in this Annual Report.
In November 2020, we entered into an agreement to lease approximately 700,000 square feet of space to be used as a fulfillment center in Salt Lake City, Utah. We expect to classify this lease as an operating lease, with a commencement date within the first quarter of fiscal 2022. The lease expires in 2031 and we expect to record fixed operating lease costs of approximately $35.6 million over the life of the lease.
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
Inventory
Inventory consists of finished goods, which are recorded at the lower of cost or net realizable value using the specific identification method. We establish a reserve for excess and slow-moving inventory we expect to write off based on historical trends. In addition, we estimate and accrue shrinkage as a percentage of inventory out to the client and damaged items at 100% of cost. Inventory shrinkage and damage estimates are made to reduce the inventory value for lost, stolen, or damaged items. If actual experience differs significantly from our estimates due to changes in client merchandise preferences, client demand, or economic conditions, our operating results could be adversely affected.

We have not made any material changes to our assumptions included in the calculations of the lower of cost or net realizable value reserves during the fiscal year ended July 31, 2021.
Stock-Based Compensation
We grant stock options and restricted stock units (RSUs) to our employees and members of our board of directors, and recognize stock-based compensation expense based on the fair value of such awards at grant date. We estimate the fair value of stock options using the Black-Scholes option-pricing model. This model requires us to use certain estimates and assumptions such as:
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
We record stock-based compensation expense net of estimated forfeitures so that expense is recorded for only the stock options and RSUs that we expect to vest. We estimate forfeitures based on our historical forfeiture of stock options and RSUs adjusted to reflect future changes in facts and circumstances, if any. We will revise our estimated forfeiture rate if actual forfeitures differ from our initial estimates.
We will continue to use judgment in evaluating assumptions related to our stock-based compensation expense. As we continue to accumulate data related to our common stock, we may have refinements to our estimates and assumptions which could impact our future stock-based compensation expense. We have not made any material changes to our assumptions and estimates related to our stock-based compensation during the fiscal year ended July 31, 2021.
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
Revenue Recognition
While our revenue recognition does not involve significant judgment, it represents an important accounting policy. Revenue is recognized net of sales taxes, discounts, and estimated refunds. For a Fix, we generate revenue when clients purchase merchandise, at which point we apply the nonrefundable upfront styling fee against the price of merchandise purchased. If none of the items within the Fix are purchased, we recognize the nonrefundable upfront styling fee as revenue at that time. For Style Pass clients, we recognize revenue at the earlier of the time the annual Style Pass fee is applied against the price of merchandise purchased or the expiry of the annual period. For Freestyle transactions, we generate revenue when the item is shipped to the client. If a client would like to exchange an item, we recognize revenue at the time the exchanged item is shipped, which coincides with the transfer of control to the customer. Sales tax collected from clients is not considered revenue and is included in accrued liabilities until remitted to the taxing authorities. Discounts are recorded as a reduction to revenue when merchandise is purchased. We record a refund reserve based on our historical refund patterns. The impact of our refund reserve on our operating results may fluctuate based on changes in client refund activity over time.

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
We have not made any material changes to our revenue recognition accounting policies during the fiscal year ended July 31, 2021.
Recent Accounting Pronouncements
For recent accounting pronouncements, please see “Significant Accounting Policies” in Note 2 of the Notes to Consolidated Financial Statements included in this Annual Report.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are primarily exposed to market risks through interest rate risk on our investments. As of July 31, 2021, we had $160.6 million in highly rated investments accounted for as available-for-sale securities, which are presented on our balance sheet at their fair market value. These interest-earning instruments carry a degree of interest rate risk; however, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.
Foreign Currency Risk
As of July 31, 2021, our revenue was earned in U.S. dollars and British pound sterling. Our expansion into the UK exposes us to fluctuations in foreign currency exchange rates on our operating expenses. Fluctuations in foreign currency exchange rates may also result in transaction gains or losses on transactions in currencies other than the U.S. dollar or British pound sterling. For the fiscal year ended July 31, 2021, a hypothetical 10% increase or decrease in current exchange rates would not have had a material impact on our consolidated financial results.
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

Item 8. Financial Statements and Supplementary Data.

STITCH FIX, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Stitch Fix, Inc.:
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Stitch Fix, Inc. and subsidiaries (the "Company") as of July 31, 2021, and August 1, 2020, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended July 31, 2021, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of July 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2021 and August 1, 2020, and the results of its operations and its cash flows for each of the fiscal years ended July 31, 2021, August 1, 2020 and August 3, 2019, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
Change in Accounting Principle
As discussed in Note 2 to the financial statements, effective August 4, 2019, the Company adopted FASB ASU No. 2016-02, Leases (“ASC 842”) using the modified retrospective approach.
Basis for Opinions
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
Inventory - Excess and Slow-Moving Inventory Reserves - Refer to Note 2 to the financial statements
Critical Audit Matter Description
The Company establishes an inventory reserve, which includes a reserve for excess and slow-moving inventory on hand that is expected to be written-off or otherwise disposed of at a future date. The Company’s estimate of the appropriate amount of the excess and slow-moving inventory reserve utilizes certain inputs and involves judgment. Such inputs include data associated with historical trends, historical inventory write-off activity, and the on-hand inventory aging distribution. The calculation and analysis of historical trend data, historical write-off activity, and the application of this analysis to on-hand inventory involves complex calculations. The excess and slow-moving inventory reserve as of July 31, 2021, totaled $27.1 million. Net inventory as of July 31, 2021, totaled $212.3 million.
We identified the estimated inventory reserve for excess and slow-moving inventory as a critical audit matter given the estimation uncertainty which is impacted by a number of subjective factors including current and future customer merchandise preference, consumer spending trends, and economic conditions. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the methodology and the reasonableness of these subjective factors in combination with assumptions and inputs including historical inventory trends, historical inventory write-off activity, and the on-hand inventory aging distribution used to determine excess and slow-moving inventory.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the excess and slow-moving inventory reserve included the following, among others:
•We evaluated the appropriateness of specified inputs supporting management’s estimate, including the age of on-hand inventory items, historical inventory trends, and historical write-off activity.
•We evaluated the appropriateness and consistency of management’s methods and assumptions used in developing their estimate of the excess and slow-moving inventory reserve, which included consideration of write-off trends by merchandise category, on-hand inventory aging distribution and the impact of current and future customer merchandise preference, consumer spending trends and economic conditions.
•We developed an independent expectation of the excess and slow-moving inventory reserve using historical inventory activity and compared our independent expectation to the amount recorded in the financial statements.
•We compared actual write-off activity in the current year to the excess and slow-moving reserve estimated by the Company in the prior year to evaluate management’s ability to accurately estimate the reserve.
•We looked for indications that the reserve for excess and slow-moving inventory may be understated by evaluating write-off activity of inventory subsequent to July 31, 2021.

/s/ Deloitte & Touche LLP
San Francisco, California
September 27, 2021

We have served as the Company’s auditor since 2014.

Stitch Fix, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	July 31, 2021	August 1, 2020
Assets
Current assets:
Cash and cash equivalents	$129,785	$143,455
Short-term investments	101,546	143,037
Inventory, net	212,294	124,816
Prepaid expenses and other current assets	50,512	32,723
Income tax receivable	27,667	22,279
Total current assets	521,804	466,310
Long-term investments	59,035	95,097
Income tax receivable, net of current portion	27,054	742
Property and equipment, net	86,959	70,369
Operating lease right-of-use assets	118,565	132,615
Other long-term assets	5,732	4,296
Total assets	$819,149	$769,429
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$73,499	$85,177
Operating lease liabilities	25,702	24,333
Accrued liabilities	99,028	77,590
Gift card liability	9,903	8,590
Deferred revenue	18,154	13,059
Other current liabilities	2,027	3,406
Total current liabilities	228,313	212,155
Operating lease liabilities, net of current portion	121,623	140,175
Other long-term liabilities	8,364	16,062
Total liabilities	358,300	368,392
Commitments and contingencies (Note 8)
Stockholders’ equity:
Class A common stock,$0.00002 par value –2,000,000,000 shares authorized as of July 31, 2021, and August 1, 2020; 76,780,570 and 58,440,930 shares issued and outstanding as of July 31, 2021, and August 1, 2020, respectively	1	1
Class B common stock, $0.00002 par value – 100,000,000 shares authorized as of July 31, 2021, and August 1, 2020; 31,175,418 and 45,314,577 shares issued and outstanding as of July 31, 2021, and August 1, 2020, respectively	1	1
Additional paid-in capital	416,755	348,750
Accumulated other comprehensive income (loss)	3,411	2,728
Retained earnings	40,681	49,557
Total stockholders’ equity	460,849	401,037
Total liabilities and stockholders’ equity	$819,149	$769,429

The accompanying notes are an integral part of these consolidated financial statements.

Stitch Fix, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except share and per share amounts)

	For the Fiscal Year Ended
	July 31, 2021	August 1, 2020	August 3, 2019
Revenue, net	$2,101,258	$1,711,733	$1,577,558
Cost of goods sold	1,153,622	957,523	874,429
Gross profit	947,636	754,210	703,129
Selling, general, and administrative expenses	1,010,997	805,874	679,634
Operating income (loss)	(63,361)	(51,664)	23,495
Interest (income) expense	(2,610)	(5,535)	(5,791)
Other (income) expense, net	366	1,593	(1,535)
Income (loss) before income taxes	(61,117)	(47,722)	30,821
Provision (benefit) for income taxes	(52,241)	19,395	(6,060)
Net income (loss)	$(8,876)	$(67,117)	$36,881
Other comprehensive income (loss):
Change in unrealized gain (loss) on available-for-sale securities, net of tax	(1,503)	822	391
Foreign currency translation	2,186	2,093	(578)
Total other comprehensive income (loss), net of tax	683	2,915	(187)
Comprehensive income (loss)	$(8,193)	$(64,202)	$36,694
Net income (loss) attributable to common stockholders:
Basic	$(8,876)	$(67,117)	$36,863
Diluted	$(8,876)	$(67,117)	$36,864
Earnings (loss) per share attributable to common stockholders:
Basic	$(0.08)	$(0.66)	$0.37
Diluted	$(0.08)	$(0.66)	$0.36
Weighted-average shares used to compute earnings (loss) per share attributable to common stockholders:
Basic	105,975,403	102,383,282	100,013,462
Diluted	105,975,403	102,383,282	103,653,626

The accompanying notes are an integral part of these consolidated financial statements.

Stitch Fix, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 28, 2018	98,799,861	$2	$235,312	$—	$79,758	$315,072
Cumulative effect of adopting accounting standards(1)	—	—	—	—	35	35
Issuance of common stock upon exercise of stock options	2,200,393	—	13,693	—	—	13,693
Issuance of restricted stock units, net of tax withholdings	397,226	—	(6,748)	—	—	(6,748)
Vesting of early exercised options	—	—	209	—	—	209
Stock-based compensation	—	—	37,045	—	—	37,045
Net income	—	—	—	—	36,881	36,881
Other comprehensive income (loss), net of tax	—	—	—	(187)	—	(187)
Balance as of August 3, 2019	101,397,480	$2	$279,511	$(187)	$116,674	$396,000
Issuance of common stock upon exercise of stock options	1,278,894	—	12,078	—	—	12,078
Issuance of restricted stock units, net of tax withholdings	1,079,133	—	(12,819)	—	—	(12,819)
Stock-based compensation	—	—	69,980	—	—	69,980
Net loss	—	—	—	—	(67,117)	(67,117)
Other comprehensive income (loss), net of tax	—	—	—	2,915	—	2,915
Balance as of August 1, 2020	103,755,507	$2	$348,750	$2,728	$49,557	$401,037
Issuance of common stock upon exercise of stock options	2,067,751	—	25,932	—	—	25,932
Issuance of restricted stock units, net of tax withholdings	2,132,730	—	(64,316)	—	—	(64,316)
Stock-based compensation	—	—	106,389	—	—	106,389
Net loss	—	—	—	—	(8,876)	(8,876)
Other comprehensive income (loss), net of tax	—	—	—	683	—	683
Balance as of July 31, 2021	107,955,988	$2	$416,755	$3,411	$40,681	$460,849

(1) See Note 2, Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements for more details on the cumulative effect of adopting accounting standards.

The accompanying notes are an integral part of these consolidated financial statements.

Stitch Fix, Inc.
Consolidated Statements of Cash Flow
(In thousands)

	For the Fiscal Year Ended
	July 31, 2021	August 1, 2020	August 3, 2019
Cash Flows from Operating Activities
Net income (loss)	$(8,876)	$(67,117)	$36,881
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income taxes and valuation allowance	64	22,880	(8,203)
Inventory reserves	8,875	8,828	7,974
Stock-based compensation expense	100,696	67,530	35,256
Depreciation, amortization, and accretion	29,929	22,617	14,331
Other	(3,632)	882	148
Change in operating assets and liabilities:
Inventory	(96,056)	(15,222)	(41,233)
Prepaid expenses and other assets	(20,096)	(140)	(15,783)
Income tax receivables	(31,700)	(6,543)	(1,048)
Operating lease right-of-use assets and liabilities	(1,818)	394	—
Accounts payable	(12,385)	(5,520)	10,774
Accrued liabilities	22,011	8,297	22,856
Deferred revenue	5,082	1,054	3,325
Gift card liability	1,313	1,357	825
Other liabilities	(9,082)	3,580	12,491
Net cash provided by (used in) operating activities	(15,675)	42,877	78,594
Cash Flows from Investing Activities
Purchases of property and equipment	(35,256)	(30,207)	(30,825)
Purchases of securities available-for-sale	(173,726)	(248,318)	(285,205)
Sales of securities available-for-sale	104,501	36,587	10,596
Maturities of securities available-for-sale	143,574	171,477	80,250
Net cash provided by (used in) investing activities	39,093	(70,461)	(225,184)
Cash Flows from Financing Activities
Proceeds from the exercise of stock options, net	25,932	12,078	13,693
Payments for tax withholding related to vesting of restricted stock units	(64,316)	(12,819)	(6,748)
Issuance costs on revolving credit facility	(501)	(694)	—
Net cash provided by (used in) financing activities	(38,885)	(1,435)	6,945
Net increase (decrease) in cash and cash equivalents	(15,467)	(29,019)	(139,645)
Effect of exchange rate changes on cash	1,797	1,542	211
Cash and cash equivalents at beginning of period	143,455	170,932	310,366
Cash and cash equivalents at end of period	$129,785	$143,455	$170,932
Supplemental Disclosure
Cash paid for income taxes	$461	365	966
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$3,803	$4,088	$5,272
Capitalized stock-based compensation	$5,693	$2,450	$1,789
Leasehold improvements paid by landlord		$7,406	$—
Vesting of early exercised options	$—	$—	$209
The accompanying notes are an integral part of these consolidated financial statements.

STITCH FIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.Description of Business
Stitch Fix, Inc. (“we,” “our,” “us,” or “the Company”) delivers personalization to our clients through the pairing of data science and human judgment. Currently, clients can engage with us in one of two ways that, combined, form an ecosystem of personalized experiences across styling, shopping and inspiration: (1) by receiving a personalized shipment of apparel informed by our algorithms and sent by a Stitch Fix stylist (a “Fix”); or (2) by purchasing directly from our website or mobile app based on a personalized assortment of outfit and item recommendations (“Freestyle”). Clients can choose to schedule automatic shipments or order a Fix on demand after they fill out a style profile on our website or mobile app. After receiving a Fix, our clients purchase the items they want to keep and return the other items, if any. Freestyle utilizes our algorithms to recommend a personalized assortment of outfit and item recommendations that will update throughout the day and will continue to evolve as we learn more about the client. We are incorporated in Delaware and have operations in the United States and the UK.
COVID-19 Update
There continues to be uncertainty around the COVID-19 pandemic as the Delta variant of COVID-19, which appears to be the most transmissible and contagious variant to date, has caused a surge in COVID-19 cases globally. The full impact of the COVID-19 crisis on our business will depend on factors such as the length of time of the pandemic; how federal, state and local governments are responding, especially in light of the recent surge in cases due to the Delta variant; vaccination rates among the population; the efficacy of the COVID-19 vaccines against the Delta variant and other variants as they emerge; the longer-term impact of the crisis on the economy and consumer behavior; and the effect on our clients, employees, vendors, and other partners. As a result of the COVID-19 pandemic, in the third quarter of fiscal 2020, we temporarily closed three of our fulfillment centers, operated at significantly reduced capacity for much of the third quarter of fiscal 2020 as a result of such temporary closures, and reduced our marketing in light of this reduced capacity. During the fourth quarter of fiscal 2020, our fulfillment centers returned to higher capacity levels. During fiscal 2021, we experienced smaller, intermittent interruptions at our fulfillment centers when we temporarily closed for part of a work day or for a full day to perform safety and cleaning procedures following an employee testing positive for COVID-19.
We believe our financial resources will allow us to manage the impact of COVID-19 on our business and operations. We believe our existing cash, cash equivalents, and short-term investment balances, and the borrowing available under our Amended Credit Agreement, if needed, will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months.
We also do not anticipate any impairments with respect to long-lived assets or short-term and long-term investments that would have a material impact on our financial statements.
Coronavirus Aid, Relief, and Economic Security Act
On March 27, 2020, the U.S. enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which among other things, permits net operating loss (“NOL”) carryovers and carrybacks to offset 100% of taxable income for tax years beginning before 2021 and allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. We provided for an estimated effect of the CARES Act in our financial statements for the period ended July 31, 2021.
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
Our fiscal year is a 52-week or 53-week period ending on the Saturday closest to July 31. The fiscal years ended July 31, 2021 (“2021”) and August 3, 2019 (“2019”), consisted of 52 weeks. The fiscal year ended August 1, 2020 (“2020”) consisted of 53 weeks.
Reclassifications
Certain items in the prior year’s consolidated financial statements have been reclassified to conform to the current year presentation reflected. Specifically, the Company reclassified $42.3 million previously included in “Deferred tax asset valuation allowance” into “Deferred income taxes and valuation allowance” on the Consolidated Statement of Cash Flow for the fiscal year ended August 1, 2020, to conform to the current year presentation.

Segment Information
We have one operating segment and one reportable segment as our chief operating decision maker, who is our Chief Executive Officer, reviews financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance.
Use of Estimates
The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in our consolidated financial statements and accompanying footnotes.
Significant estimates and assumptions are used for inventory, stock-based compensation expense, income taxes, and revenue recognition. Actual results could differ from those estimates and such differences may be material to our consolidated financial statements.
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
In the first quarter of fiscal 2021, we adopted Accounting Standards Update (“ASU”) No. 2016-13, or “CECL,” which changed the way we evaluate available-for-sale securities for impairment. We no longer evaluate available-for-sale debt securities under the “other than temporary” impairment model, but now use an expected credit loss model. For debt securities with an amortized cost basis in excess of estimated fair value, we determine what amount of that deficit, if any, is caused by expected credit losses. The portion of the deficit attributable to expected credit losses is recognized in other (income) expense, net on our consolidated statements of income. During the twelve months ended July 31, 2021, we did not record any expected credit losses on our available-for-sale debt securities.
We have elected to present accrued interest receivable separately from short-term and long-term investments on our consolidated balance sheets. Accrued interest receivable was $1.0 million as of July 31, 2021, and was recorded in prepaid expenses and other current assets. We have also elected to exclude accrued interest receivable from the estimation of expected credit losses on our available-for-sale securities and reverse accrued interest receivable through interest income (expense) when amounts are determined to be uncollectible. We did not write off any accrued interest receivable during the twelve months ended July 31, 2021.
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
Our total inventory reserves, which reduce inventory in our consolidated balance sheets, were $43.4 million and $34.4 million as of July 31, 2021, and August 1, 2020, respectively.

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
Leases
Our leasing portfolio consists of operating leases, which include lease arrangements for our corporate offices, fulfillment centers, and, to a lesser extent, equipment. Operating leases with a term greater than one year are recorded on the consolidated balance sheets as operating lease right-of-use assets and operating lease liabilities at the commencement date. These balances are initially recorded at the present value of future minimum lease payments calculated using our incremental borrowing rate and expected lease term. Certain adjustments to our operating lease right-of-use assets may be required for items such as initial direct costs paid or incentives received.
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
Revenue Recognition
We generate revenue from the sale of merchandise in a Fix and from Freestyle purchases. Clients create an online account on our website or mobile app, complete a style profile, and order a Fix or merchandise to be delivered on a specified date.
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

Revenue is recognized when control of the promised goods is transferred to the client. For a Fix, control is transferred when the client accepts or rejects the offer to purchase merchandise. Upon acceptance by purchasing one or more items within the Fix at checkout, the total amount of the order, including the upfront styling fee, is recognized as revenue. If none of the items within the Fix are accepted at checkout, the upfront styling fee is recognized as revenue at that time. The Style Pass annual fee is recognized at the earlier of (i) the time at which a client accepts and applies the Style Pass fee to an offer to purchase merchandise or (ii) upon expiry of the annual period. Under Style Pass arrangements, if a client does not accept any items within the Fix, the annual fee will continue to be deferred until it is applied to a future purchase or upon expiry of the annual period. If a client would like to exchange an item, we recognize revenue at the time the exchanged item is shipped, which coincides with the transfer of control to the customer. For a Freestyle purchase, control is transferred upon shipment to the client.
We deduct discounts, sales tax, and estimated refunds to arrive at net revenue. Sales tax collected from clients is not considered revenue and is included in accrued liabilities until remitted to the taxing authorities. All shipping and handling costs are accounted for as fulfillment costs in cost of goods sold and as selling, general, and administrative expense (“SG&A”), respectively, and are therefore not evaluated as a separate performance obligation. Discounts are recorded as a reduction to revenue when the order is accepted. We record a refund reserve based on our historical refund patterns. Our refund reserve, which is included in accrued liabilities in the consolidated balance sheets, was $11.7 million and $5.0 million as of July 31, 2021, and August 1, 2020, respectively.
We have five types of contractual liabilities: (i) cash collections of upfront styling fees, which are included in deferred revenue and are recognized as revenue upon the earlier of application to a merchandise purchase or expiry of the offer, (ii) cash collections of Style Pass annual fees, which are included in deferred revenue and are recognized upon the earlier of application to a merchandise purchase or expiry of the Style Pass annual period, (iii) unredeemed gift cards, which are included in gift card liability and recognized as revenue upon usage or inclusion in gift card breakage estimates, (iv) referral credits, which are included in other current liabilities and are recognized as revenue when used, and (v) cash collections of Freestyle purchases, which are included in deferred revenue and are recognized as revenue upon shipment.
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
We expect deferred revenue for upfront styling fees, Freestyle orders, and Style Pass annual fees to be recognized within one year. On average, gift card liability and other current liabilities are also recognized within one year.
The following table summarizes the balances of contractual liabilities included in other current liabilities, deferred revenue and gift card liability as of the dates indicated:

(in thousands)	July 31, 2021	August 1, 2020
Deferred revenue
Upfront styling fees	$11,989	$9,119
Style Pass annual fees	3,474	2,711
Freestyle orders	2,691	$1,229
Total deferred revenue	$18,154	$13,059
Gift card liability	$9,903	$8,590
Other current liabilities
Referral credits	$1,231	$2,577
The following table summarizes revenue recognized during the twelve months ended July 31, 2021, that was previously included in deferred revenue, gift card liability, and other current liabilities at August 1, 2020:

(in thousands)	Revenue Recognized From Amounts Previously Included in Deferred Balances at August 1, 2020
Upfront styling fees	$9,110
Style Pass annual fees	2,703
Freestyle orders	947
Gift card liability	2,876
Referral credits	1,906

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
Advertising Expenses
Costs associated with the production of advertising, such as writing, copy, printing, and other production costs are expensed as incurred. Costs associated with communicating advertising on television and radio are expensed the first time the advertisement is run. Online advertising costs are expensed as incurred. Advertising costs totaled $174.7 million, $167.8 million, and $152.1 million for 2021, 2020, and 2019, respectively, and are included within selling, general, and administrative expenses in the consolidated statements of operations.
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
No client accounted for greater than 10% of total revenue, net for the twelve months ended 2021, 2020, and 2019, respectively.
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
Recently Issued Accounting Pronouncements
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes. This update amends and simplifies the accounting for income taxes by eliminating certain exceptions in existing guidance related to performing intraperiod tax allocation, calculating interim period taxes, and recognizing deferred taxes for investments. The update also provides new guidance to reduce complexity in certain areas. This standard is effective beginning in our first fiscal quarter of 2022 with early adoption permitted. We do not anticipate the adoption of this standard to have a material impact on our consolidated financial statements or related disclosures.
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
Our financial instruments consist of cash and cash equivalents, short-term and long-term investments, accounts payable, and accrued liabilities. At July 31, 2021, and August 1, 2020, the carrying values of cash and cash equivalents, accounts payable, and accrued liabilities approximated fair value due to their short-term maturities.
The following table sets forth the amortized cost, gross unrealized gains, gross unrealized losses and fair values of our short-term and long-term investments accounted for as available-for-sale securities as of July 31, 2021, and August 1, 2020:

	July 31, 2021				August 1, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial Assets:
Investments:
U.S. Treasury securities	$42,009	$35	$—	$42,044	$67,335	$516	$(1)	$67,850
Certificates of deposit	1,500	—	—	1,500	6,150	—	—	6,150
Commercial paper	10,192	—	—	10,192	35,331	—	—	35,331
Asset-backed securities	10,393	18	(9)	10,402	44,854	410	(4)	45,260
Corporate bonds	96,347	103	(7)	96,443	82,821	723	(1)	83,543
Total	$160,441	$156	$(16)	$160,581	$236,491	$1,649	$(6)	$238,134

The following table sets forth the fair value of available-for-sale securities by contractual maturity as of July 31, 2021, and August 1, 2020:

	July 31, 2021				August 1, 2020
(in thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Financial Assets:
Investments:
U.S. Treasury securities	$41,633	$411	$—	$42,044	$38,794	$29,056	$—	$67,850
Certificates of deposit	1,500	—	—	1,500	6,150	—	—	6,150
Commercial paper	10,192	—	—	10,192	35,331	—	—	35,331
Asset-backed securities	29	10,373	—	10,402	6,657	38,603	—	45,260
Corporate bonds	48,192	48,251	—	96,443	56,105	27,438	—	83,543
Total	$101,546	$59,035	$—	$160,581	$143,037	$95,097	$—	$238,134
The following table sets forth our cash equivalents, and short-term and long-term investments accounted for as available-for-sale securities that were measured at fair value on a recurring basis based on the fair value hierarchy as of July 31, 2021, and August 1, 2020:

	July 31, 2021				August 1, 2020
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$10,728	$—	$—	$10,728	$2,394	$—	$—	$2,394
Commercial paper	—	—	—	—	—	—	—	—
Investments:
U.S. Treasury securities	42,044	—	—	42,044	67,850	—	—	67,850
Certificates of deposit	—	1,500	—	1,500	—	6,150	—	6,150
Commercial paper	—	10,192	—	10,192	—	35,331	—	35,331
Asset-backed securities	—	10,402	—	10,402	—	45,260	—	45,260
Corporate bonds	—	96,443	—	96,443	—	83,543	—	83,543
Total	$52,772	$118,537	$—	$171,309	$70,244	$170,284	$—	$240,528
There were no transfers of financial assets or liabilities into or out of Level 1, Level 2, or Level 3 for the fiscal years ended July 31, 2021, and August 1, 2020.
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
The following table includes the components of our rent expense recorded in selling, general, and administrative expense:

	For the Fiscal Year Ended
(in thousands)	July 31, 2021	August 1, 2020
Operating lease cost	$31,231	$29,232
Variable lease costs	6,236	6,061
Short-term lease costs	2,016	1,031
Sublease income	(876)	(1,657)
Total	$38,607	$34,667
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
The following is a schedule by year of the maturities of operating lease liabilities with original terms in excess of one year, as of July 31, 2021:

(in thousands)	July 31, 2021
2022	$32,280
2023	30,202
2024	26,270
2025	23,681
2026	22,524
Thereafter	37,204
Total undiscounted future minimum lease payments	172,161
Less imputed interest	(24,836)
Total discounted future minimum lease payments	$147,325
The weighted average remaining term for our leases as of July 31, 2021 and August 1, 2020 was 6.0 years and 6.7 years, respectively. The weighted average discount rate for our leases as of July 31, 2021 and August 1, 2020 was 4.9% and 4.8%, respectively.
Supplemental cash flow information related to our leases is as follows:

	For the Fiscal Year Ended
(in thousands)	July 31, 2021	August 1, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$33,061	$28,922
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	8,766	153,522
5.Property and Equipment, net
Property and equipment, net consisted of the following:

(in thousands)	July 31, 2021	August 1, 2020
Computer equipment	$7,637	$5,967
Office furniture and equipment	37,454	26,695
Leasehold improvements	44,118	37,570
Capitalized software	66,656	47,151
Construction in progress	9,254	5,973
Building and land	430	430
Total property and equipment	165,549	123,786
Less: accumulated depreciation and amortization	(78,590)	(53,417)
Property and equipment, net	$86,959	$70,369
Depreciation and amortization expense for 2021, 2020, and 2019 was $27.6 million, $22.6 million, and $16.1 million, respectively.

6.Accrued Liabilities
Accrued liabilities consisted of the following:

(in thousands)	July 31, 2021	August 1, 2020
Compensation and related benefits	$13,645	$11,987
Advertising	12,649	14,979
Sales taxes	9,937	7,134
Shipping and freight	6,209	8,624
Accrued accounts payable	5,804	5,892
Inventory purchases	30,384	15,427
Sales refund reserve	11,704	5,023
Other	8,696	8,524
Total accrued liabilities	$99,028	$77,590
California Styling Organization
On June 1, 2020, we announced a restructuring plan to eliminate substantially all of our Styling team based in California. As a result of this restructuring, we recognized aggregate charges of $4.8 million for termination benefits within selling, general, and administrative expenses during 2020. Cash payments of $3.1 million and $1.7 million occurred during 2021 and 2020, respectively, with no outstanding liability as of July 31, 2021. Other costs such as relocation assistance were expensed as incurred.
7.Credit Agreement
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
As of July 31, 2021, we did not have any borrowings outstanding under the Amended Credit Agreement and we were in compliance with all financial covenants.
8.Commitments and Contingencies
Commitments
In November 2020, we entered into an agreement to lease approximately 700,000 square feet of space to be used as a fulfillment center in Salt Lake City, Utah. We expect to classify this lease as an operating lease, with a commencement date of early fiscal 2022. The lease expires in 2031 and we expect to record fixed operating lease costs of approximately $35.6 million over the life of the lease.

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
On October 11, 2018, October 26, 2018, November 16, 2018, and December 10, 2018, four putative class action lawsuits alleging violations of the federal securities laws were filed in the U.S. District Court for the Northern District of California, naming as defendants us and certain of our officers. The four lawsuits each make the same allegations of violations of the Securities Exchange Act of 1934, as amended, by us and our officers for allegedly making materially false and misleading statements regarding our active client growth and strategy with respect to television advertising between June 2018 and October 2018. The plaintiffs seek unspecified monetary damages and other relief. The four lawsuits have been consolidated and a lead plaintiff has been appointed. On September 18, 2019, the lead plaintiff in the consolidated class action lawsuits (the “Class Action”) filed a consolidated complaint for violation of the federal securities laws. On October 28, 2019, we and other defendants filed a motion to dismiss the consolidated complaint. The lead plaintiff filed an opposition to the motion to dismiss on December 9, 2019, and we and the other defendants filed our reply in support of our motion to dismiss on December 30, 2019. The court granted our motion to dismiss on September 30, 2020 but allowed the lead plaintiff to file an amended complaint. On November 6, 2020, the lead plaintiff filed an amended complaint. We filed a motion to dismiss the amended complaint on December 7, 2020. The lead plaintiff filed an opposition to the motion to dismiss on January 8, 2021, and we filed our reply in support of our motion to dismiss on January 22, 2021. The court has taken the motion under submission.
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
9.Accumulated Other Comprehensive Income (Loss)
The table below presents the changes in AOCI by component and the reclassifications out of AOCI:

	Changes in Accumulated Other Comprehensive Income (Loss)
(in thousands)	Available-for-sale Securities	Foreign Currency Translation	Total
Balance at August 1, 2020	$1,213	$1,515	$2,728
Other comprehensive income (loss) before reclassifications(1)	(1,358)	2,186	828
Amounts reclassified from AOCI	(145)	—	(145)
Net change in AOCI	(1,503)	2,186	683
Balance at July 31, 2021	$(290)	$3,701	$3,411

	Changes in Accumulated Other Comprehensive Income (Loss)
(in thousands)	Available-for-sale Securities	Foreign Currency Translation	Total
Balance at August 3, 2019	$391	$(578)	$(187)
Other comprehensive income (loss) before reclassifications(1)	882	2,093	2,975
Amounts reclassified from AOCI	(60)	—	(60)
Net change in AOCI	822	2,093	2,915
Balance at August 1, 2020	$1,213	$1,515	$2,728

 (1)The associated income tax effects for gains / losses on available-for-sale securities for the twelve months ended July 31, 2021 and August 1, 2020 was $430 and $430, respectively. There was no change in income tax effect for gains/ losses on available-for-sale securities for the twelve months ended July 31, 2021, as we recorded a valuation allowance against these deferred tax balances beginning in fiscal 2021.

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
2017 Incentive Plan
In November 2017, our board of directors and stockholders adopted our 2017 Incentive Plan (the “2017 Plan”). The remaining shares available for issuance under our 2011 Plan became reserved for issuance under the 2017 Plan. Our 2017 Plan provides for the grant of Class A incentive stock options to employees, including employees of any parent or subsidiary, and for the grant of nonqualified stock options, stock appreciation rights, restricted stock (“RSU”) awards, restricted stock unit awards, performance stock awards, performance cash awards, and other forms of stock awards to employees, directors, and consultants, including employees and consultants of our subsidiaries. Employee stock option awards generally vest 25% on the first anniversary of the grant date with the remaining shares subject to the option vesting ratably over the next three years. Options generally expire after 10 years. RSU awards generally vest 25% on the first anniversary of the grant date with the remaining RSU awards vesting ratably over the next three years. The number of shares authorized for issuance under the 2017 Plan was 27,395,455 shares of Class A common stock as of July 31, 2021.
2019 Inducement Plan
In October 2019, our board of directors adopted our 2019 Inducement Plan (the “2019 Plan”). Our 2019 Plan provides for the grant of nonqualified stock options and restricted stock unit awards with respect to our Class A common stock to individuals who satisfy the standards for inducement grants under the relevant Nasdaq Stock Market rules. The number of shares authorized for issuance under the 2019 Plan was 4,750,000 shares of Class A common stock as of July 31, 2021.
Stock Options
Employee stock options generally vest 25% on the first anniversary of the grant date with the remaining vesting ratably over the next three years. Options generally expire after 10 years.

The following table summarizes the shares available for grant under the 2017 Plan:

Shares Available for Grant
Balance – August 1, 2020	916,172
Authorized	5,187,757
Granted	(6,605,011)
Forfeited	4,668,798
Balance – July 31, 2021	4,167,716

Stock option activity under the 2011 Plan, 2017 Plan, and 2019 Plan is as follows:

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in thousands)
Balance – August 1, 2020	6,817,196	$17.10	7.41	$40,252
Granted	633,659	57.26
Exercised	(2,067,751)	12.53
Forfeited	(1,732,622)	19.63
Balance – July 31, 2021	3,650,482	$25.47	7.40	$106,490
Options vested and exercisable - July 31, 2021	1,817,354	$18.83	6.61	$63,912
Options vested and expected to vest - July 31, 2021	3,558,106	$25.44	7.38	$103,883

The weighted-average grant date fair value of options granted during 2021, 2020, and 2019 was $29.07, $11.35, and $11.60 per share, respectively. The total grant date fair value of options that vested during 2021, 2020, and 2019 was $13.3 million, $15.3 million, and $13.1 million, respectively. The aggregate intrinsic value of options exercised during 2021, 2020, and 2019 was $78.3 million, $19.1 million, and $49.1 million, respectively. The aggregate intrinsic value of options exercised is the difference between the fair value of the underlying common stock on the date of exercise and the exercise price for in-the-money stock options.
Restricted Stock Units
Employee restricted stock units are granted under the 2017 Plan and 2019 Plan, settle into Class A common stock, and generally vest 25% on the first anniversary of the grant date with the remaining vesting ratably over the next three years.

The following table summarizes the restricted stock unit (“RSU”) award activity under the 2017 Plan and 2019 Plan:

	Unvested RSUs
	Class A Common Stock	Weighted- Average Grant Date Fair Value
Unvested at August 1, 2020	9,123,341	$20.11
Granted	6,463,980	40.33
Vested	(2,132,298)	21.62
Forfeited	(3,190,098)	23.83
Unvested at July 31, 2021	10,264,925	$31.35
Stock-Based Compensation Expense
Stock-based compensation expense for options and RSUs granted to employees was $100.7 million, $67.5 million, and $35.2 million for 2021, 2020, and 2019, respectively. The income tax benefit related to stock-based compensation was $25.6 million, $17.2 million, and $8.9 million for 2021, 2020, and 2019, respectively. Stock-based compensation expense is included in selling, general, and administrative expenses in our consolidated statements of operations.
As of July 31, 2021, the total unrecognized compensation expense related to unvested options and RSUs, net of estimated forfeitures, was $298.5 million, which we expect to recognize over an estimated weighted average period of 2.4 years.
In determining the fair value of the stock-based awards, we use the Black-Scholes option-pricing model and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment.
Fair Value of Common Stock - As of July 31, 2021, the fair value of the shares of common stock underlying our stock options has been determined based on market prices. Prior to our IPO on November 16, 2017, the fair value of the shares of common stock underlying our stock options was determined by the board of directors. As there was no public market for our common stock, the board of directors determined the fair value of the common stock on the stock option grant date by considering a number of objective and subjective factors, including third-party valuations of our common stock, sales of our common stock, operating and financial performance, the lack of marketability of our common stock and general macroeconomic conditions.
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

The fair value of stock options granted to employees was estimated at the grant date using the Black-Scholes option-pricing model with the following assumptions:

For the Fiscal Year Ended
	July 31, 2021	August 1, 2020	August 3, 2019
Expected term (in years)	5.3 - 6.3	5.5 - 6.2	5.1 - 6.5
Volatility	55.5 - 55.9%	50.1 - 51.2%	41.7 - 52.2%
Risk free interest rate	0.3 - 1.1%	1.4 - 1.7%	2.3 - 3.0%
Dividend yield	—%	—%	—%

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
We did not issue any shares upon exercise of unvested stock options during 2021, 2020, and 2019. As of July 31, 2021, and August 1, 2020, there were no shares of common stock subject to repurchase.
11.Income Taxes
The components of income (loss) before income taxes are as follows:

	For the Fiscal Year Ended
(in thousands)	July 31, 2021	August 1, 2020	August 3, 2019
Income (loss) before income taxes
United States	$(62,341)	$(48,302)	$31,657
Foreign	1,224	580	(836)
Total	$(61,117)	$(47,722)	$30,821
The components of the provision (benefit) for income tax expense are as follows:

	For the Fiscal Year Ended
(in thousands)	July 31, 2021	August 1, 2020	August 3, 2019
Current:
Federal	$(49,552)	$(5,528)	$(221)
State	(2,562)	1,768	2,431
Foreign	(191)	275	(67)
Total current	(52,305)	(3,485)	2,143
Deferred:
Federal	—	17,367	(5,464)
State	—	5,773	(2,667)
Foreign	64	(260)	(72)
Total deferred	64	22,880	(8,203)
Provision (benefit) for income taxes	$(52,241)	$19,395	$(6,060)

The reconciliation of our effective tax rate to the statutory federal rate is as follows:

	For the Fiscal Year Ended
(in thousands, except percentages)	July 31, 2021		August 1, 2020		August 3, 2019
Taxes at federal statutory rate	$(12,835)	21.0%	$(10,022)	21.0%	$6,472	21.0%
State taxes, net of federal effect	(2,417)	4.0%	(4,868)	10.2%	(1,068)	(3.5)%
Stock-based compensation	(34,314)	56.1%	(2,047)	4.3%	(7,114)	(23.1)%
CARES Act carryback benefit	(13,571)	22.2%	(3,070)	6.4%	—	0.0%
Change in valuation allowance	21,789	(35.7)%	43,153	(90.4)%	—	0.0%
R&D credits	(13,582)	22.2%	(6,536)	13.7%	(5,984)	(19.4)%
Uncertain tax positions	(40)	0.1%	2,343	(4.9)%	2,030	6.6%
Return to provision	783	(1.3)%	(777)	1.6%	(1,821)	(5.9)%
Other	1,946	(3.1)%	1,219	(2.5)%	1,425	4.6%
Effective tax rate	$(52,241)	85.5%	$19,395	(40.6)%	$(6,060)	(19.7)%
The components of net deferred tax assets are as follows:

(in thousands)	July 31, 2021	August 1, 2020	August 3, 2019
Deferred tax assets:
Inventory reserve and UNICAP	$23,007	$17,015	$11,696
Deferred rent	—	—	232
Accruals and reserves	5,997	4,632	6,623
Research and development credits	27,964	11,611	4,778
Stock-based compensation	17,062	11,717	6,195
Deferred revenue	276	435	713
Operating lease liability	35,969	39,380	—
Net operating losses	10,136	739	—
Other	1,105	349	302
Gross deferred tax assets	121,516	85,878	30,539
Less: valuation allowance	(77,604)	(43,153)	—
Deferred tax assets, net of valuation allowance	43,912	42,725	30,539
Deferred tax liabilities:
Depreciation and amortization	(13,110)	(11,044)	(8,275)
Operating lease right-of-use assets	(28,607)	(31,267)	—
Other	(1,907)	(81)	(89)
Gross deferred tax liabilities	(43,624)	(42,392)	(8,364)

Net deferred tax assets, net of valuation allowance	$288	$333	$22,175
Our effective tax rate and provision for income taxes increased from the fiscal year ended August 1, 2020, to the fiscal year ended July 31, 2021, primarily due to the net operating loss carryback provisions of the CARES Act and excess tax benefits from stock-based compensation, partially offset by the change in valuation allowance and certain nondeductible expenses.
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
As of July 31, 2021 we had state net operating loss carryforwards of $142.0 million which begin to expire in 2025. As of July 31, 2021 and August 1, 2020, we had federal research and development tax credit carryforwards of $30.1 million and $6.5 million which begin to expire in 2036 and 2040, respectively. As of July 31, 2021 and August 1, 2020, we had California research and development tax credit carryforwards of $17.0 million and $9.2 million, respectively, which are not subject to expiration. Utilization of the net operating loss carryforwards, tax credits and other tax attributes may be subject to various limitations due to the ownership change limitations provided by Internal Revenue Code (IRC) Section 382 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before their utilization and our ability to offset future income with our tax attributes.

Uncertain Tax Positions
A reconciliation of our unrecognized tax benefits is as follows:

(in thousands)	July 31, 2021	August 1, 2020	August 3, 2019
Balance at the beginning of the year	$16,693	$10,995	$5,503
Lapse of statute of limitations	(1,909)	(939)	(422)
Increase related to prior period tax positions	495	1,074	2,602
Decrease related to prior period tax positions	—	—	(183)
Increase related to current year tax positions	8,346	5,563	3,495
Balance at the end of the year	$23,625	$16,693	$10,995
The amount of unrecognized tax benefits relating to our tax positions is subject to change based on future events including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statutes of limitations. Although the outcomes and timing of such events are highly uncertain, we anticipate that the balance of the liability for unrecognized tax benefits and related deferred tax assets will decrease by $2.2 million during the next 12 months due to lapses of applicable statutes of limitation. Our liability for uncertain tax positions as of July 31, 2021, includes $4.0 million related to amounts that would impact our current and future tax expense.
We recognize interest related to uncertain tax positions in our provision for income taxes. The Company files income tax returns in the U.S. federal and various state and local jurisdictions and in the UK. As of July 31, 2021, the fiscal year 2016 through 2020 tax returns are subject to potential examination in one or more jurisdictions. We are under examination by the New York State Department of Taxation for fiscal years 2016 through 2018 and Texas Franchise Tax Board for the fiscal years 2017 through 2019.
We regularly assess whether it is more likely than not that we will realize our deferred tax assets in each taxing jurisdiction in which we operate. We consider many factors when assessing the likelihood of future realization, including our recent cumulative loss, earnings expectations in earlier future years, unsettled economic disruption of the COVID-19 pandemic, and other relevant factors. We continue to record a full valuation allowance on our US and state net deferred tax assets due to cumulative historical losses. The valuation allowance primarily relates to federal and state deferred tax assets, including unrealized federal and state credit carryforwards and state net operating losses. The valuation allowance increased by $34.5 million in the year ended July 31, 2021 and $43.2 million in the year ended August 1, 2020.
A reconciliation of our valuation allowance is as follows:

(in thousands)	July 31, 2021	August 1, 2020
Beginning of year valuation allowance	$43,153	$—
Valuation allowance charged / (credited) to expense	40,995	43,153
Valuation allowance charged / (credited) to other accounts	(6,544)	—
End of year valuation allowance	$77,604	$43,153
12.Earnings (Loss) Per Share Attributable to Common Stockholders
Basic and diluted net income (loss) per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. We consider early exercised share options to be participating securities. In connection with our IPO, we established two classes of authorized common stock: Class A common stock and Class B common stock. As a result, all then-outstanding shares of common stock were converted into shares of Class B common stock upon effectiveness of our IPO. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting, conversion, and transfer rights. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock is convertible at any time at the option of the stockholder into one share of Class A common stock.
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
A reconciliation of the numerator and denominator used in the calculation of the basic and diluted EPS attributable to common stockholders is as follows (in thousands except share and per share amounts):

	July 31, 2021		August 1, 2020		August 3, 2019
(in thousands except share and per share amounts)	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Net income (loss)	(5,557)	(3,319)	(36,860)	(30,257)	16,604	20,277
Less: noncumulative dividends to preferred stockholders	—	—	—	—	—	—
Less: undistributed earnings to participating securities	—	—	—	—	(8)	(10)
Net income (loss) attributable to common stockholders – basic	(5,557)	(3,319)	(36,860)	(30,257)	16,596	20,267
Add: adjustments to undistributed earnings to participating securities	—	—	—	—	1	—
Reallocation of undistributed earnings as a result of conversion of Class B common stock to Class A common stock	—	—	—	—	20,267	—
Reallocation of undistributed earnings to Class B common stock	—	—	—	—	—	302
Net income (loss) attributable to common stockholders – diluted	(5,557)	(3,319)	(36,860)	(30,257)	36,864	20,569
Denominator:
Weighted-average shares of common stock – basic	66,351,916	39,623,487	56,228,429	46,154,853	45,027,352	54,986,110
Conversion of Class B common stock to Class A common stock outstanding	—	—	—	—	54,986,110	—
Effect of dilutive stock options and restricted stock units	—	—	—	—	3,640,164	2,849,737
Effect of potentially dilutive preferred stock warrants	—	—	—	—	—	—
Weighted-average shares of common stock – diluted	66,351.916	39,623.487	56,228.429	46,154.853	103,653.626	57,835.847
Earnings (loss) per share attributable to common stockholders:
Basic	$(0.08)	$(0.08)	$(0.66)	$(0.66)	$0.37	$0.37
Diluted	$(0.08)	$(0.08)	$(0.66)	$(0.66)	$0.36	$0.36
The following common stock equivalents were excluded from the computation of diluted earnings (loss) per share for the periods presented because including them would have been antidilutive:

	July 31, 2021	August 1, 2020	August 3, 2019
Restricted stock units that settle into Class A common stock	10,264,925	7,965,447	2,914,630
Stock options to purchase Class A common stock	2,361,055	2,924,512	1,547,495
Stock options to purchase Class B common stock	1,289,427	3,540,414	969,179
Total	13,915,407	14,430,373	5,431,304
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

Disclosure controls and procedures are designed to provide reasonable assurance that (i) the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of July 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 31, 2021.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on evaluation under these criteria, management determined that our internal control over financial reporting was effective as of July 31, 2021.
Deloitte & Touche LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting and, as part of the audit, has issued a report on the effectiveness of our internal control over financial reporting as of July 31, 2021, which is included in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting
There were no changes during the fiscal year ended July 31, 2021, in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the impact of COVID-19 on our internal controls.
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

Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information required by this item regarding directors and director nominees, executive officers, the board of directors and its committees, certain corporate governance matters, and compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information set forth under the captions “Proposal 1: Election of Directors,” “Executive Officers,” and “Delinquent Section 16(a) Reports” in the definitive proxy statement for our 2021 Annual Meeting of Stockholders (the “2021 Proxy Statement”).
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
Item 11. Executive Compensation.
Information required by this item regarding executive compensation is incorporated by reference to the information set forth under the captions “Executive Compensation” and “Director Compensation” in our 2021 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by this item regarding security ownership of certain beneficial owners and management and securities authorized for issuance under our equity compensation plans is incorporated by reference to the information set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information” in our 2021 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information required by this item regarding certain relationships and related transactions and director independence is incorporated by reference to the information set forth under the captions “Transactions with Related Persons and Indemnification” and “Proposal 1: Election of Directors—Independence of the Board” in our 2021 Proxy Statement.
Item 14. Principal Accounting Fees and Services.
Information required by this item regarding principal accounting fees and services is incorporated by reference to the information set forth under the caption “Proposal 3: Ratification of Selection of Independent Registered Public Accounting Firm” in our 2021 Proxy Statement.

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
(3) The exhibits listed in the following Exhibit Index are filed, furnished, or incorporated by reference as part of this Annual Report.

Exhibit Index

		Incorporation by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
3.1*	Amended and Restated Certificate of Incorporation of Stitch Fix, Inc.	8-K	001-38291	3.1	11/21/2017
3.2*	Amended and Restated Bylaws of Stitch Fix, Inc.	8-K	001-38291	3.2	11/21/2017
4.1*	Form of Class A Common Stock Certificate.	S-1/A	333-221014	4.1	11/6/2017
4.2*	Form of Class B Common Stock Certificate.	S-8	333-221650	4.6	11/17/2017
4.3*	Description of Class A Common Stock.	10-K	001-38291	4.3	9/25/2020
10.1*	Amended and Restated Investor Rights Agreement, dated April 10, 2014.	S-1	333-221014	10.1	10/19/2017
10.2*+	Stitch Fix, Inc. 2011 Equity Incentive Plan, as amended.	S-1	333-221014	10.2	10/19/2017
10.3*+	Forms of grant notice, stock option agreement, notice of exercise and early exercise stock purchase agreement under the Stitch Fix, Inc. 2011 Equity Incentive Plan, as amended.	S-1	333-221014	10.3	10/19/2017
10.4*+	Stitch Fix, Inc. 2017 Incentive Plan.	10-K	001-38291	10.4	10/3/2018
10.5*+	Forms of stock option grant notice, stock option agreement and notice of exercise under the Stitch Fix, Inc. 2017 Incentive Plan.	S-1/A	333-221014	10.5	11/6/2017
10.6*+	Forms of restricted stock unit grant notice and award agreement under the Stitch Fix, Inc. 2017 Incentive Plan.	S-1/A	333-221014	10.6	11/6/2017
10.7*+	Stitch Fix, Inc. 2019 Inducement Plan, as amended.	S-8	333-234323	99.4	8/14/2020
10.8*+	Forms of stock option grant notice, stock option agreement and notice of exercise under the Stitch Fix, Inc. 2019 Inducement Plan.	S-8	333-234323	99.2	10/25/2019
10.9*+	Forms of restricted stock unit grant notice and award agreement under the Stitch Fix, Inc. 2019 Inducement Plan.	S-8	333-234323	99.3	10/25/2019
10.10*+	Form of Indemnity Agreement entered into by and between Stitch Fix, Inc. and each director and executive officer.	S-1	333-221014	10.7	10/19/2017
10.11*+	Independent Director Compensation Policy	10-Q	001-38291	10.1	3/9/2021
10.12*+	Offer Letter, by and between Stitch Fix, Inc. and Katrina Lake, dated September 5, 2017.	S-1	333-221014	10.8	10/19/2017
10.13*+	Amended and Restated Offer Letter, by and between Stitch Fix, Inc. and Paul Yee, dated September 5, 2017.	S-1	333-221014	10.9	10/19/2017
10.14*+	Amended and Restated Offer Letter, by and between Stitch Fix, Inc. and Scott Darling, dated September 5, 2017.	S-1	333-221014	10.11	10/19/2017
10.15*+	Amended and Restated Offer Letter, by and between Stitch Fix, Inc. and Mike Smith, dated September 25, 2017.	S-1	333-221014	10.16	10/19/2017
10.16*+	Transition Letter, by and between Stitch Fix, Inc. and Mike Smith, dated January 7, 2021.	10-Q	001-38291	10.2	3/9/2021
10.17*+	Offer Letter, by and between Stitch Fix, Inc. and Elizabeth Spaulding, dated November 7, 2019.	10-Q	001-38291	10.4	12/10/2019
10.18+	Offer Letter, by and between Stitch Fix, Inc. and Elizabeth Spaulding, dated June 23, 2021.					X
10.19*+	Offer Letter, by and between Stitch Fix, Inc. and Dan Jedda, dated October 29, 2020.	10-Q	001-38291	10.1	12/8/2020

10.20*	Office Lease, by and between Stitch Fix, Inc. and Post-Montgomery Associates, dated as of November 10, 2015, as amended.	S-1/A	333-221014	10.12	11/6/2017
10.21*	First Amendment to Original Office Lease, executed February 22, 2016, between Stitch Fix, Inc. and Post-Montgomery Associates.	10-Q	001-38291	10.1	3/13/2018
10.22*	Second Amendment to Original Office Lease, executed September 6, 2017, between Stitch Fix, Inc. and Post-Montgomery Associates.	10-Q	001-38291	10.2	3/13/2018
10.23*	Third Amendment to the Office Lease, by and between Stitch Fix, Inc. and Post-Montgomery Associates, dated as of January 29, 2018.	8-K	001-38291	10.1	2/2/2018
10.24*	Fourth Amendment to the Office Lease, by and between Stitch Fix, Inc. and Post-Montgomery Associates, dated as of June 4, 2018.	10-Q	001-38291	10.2	6/8/2018
10.25*	Credit Agreement, by and between Stitch Fix, Inc. and Silicon Valley Bank, dated as of June 3, 2020.	10-K	001-38291	10.22	9/25/2020
10.26*	First Amendment to the Credit Agreement by and between Stitch Fix, Inc. and Silicon Valley Bank, dated as of July 24, 2020.	10-K	001-38291	10.23	9/25/2020
10.27*	Amended and Restated Credit Agreement by and between, Stitch Fix, Inc. and Silicon Valley Bank, dated June 2, 2021.	10-Q	001-38291	10.1	6/8/2021
21.1	List of Subsidiaries of Stitch Fix, Inc.					X
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

+ Indicates management contract or compensatory plan.
* Document has been previously filed with the Securities and Exchange Commission and is incorporated herein by reference herein.
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

Stitch Fix, Inc.
Date:	September 27, 2021	By:	/s/ Dan Jedda
Dan Jedda
Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Elizabeth Spaulding, Dan Jedda, and Scott Darling, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution for him or her, and in his or her name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and either of them, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Elizabeth Spaulding	Chief Executive Officer and Director	September 27, 2021
Elizabeth Spaulding	(Principal Executive Officer)

/s/ Dan Jedda	Chief Financial Officer	September 27, 2021
Dan Jedda	(Principal Financial and Accounting Officer)

/s/ Steven Anderson	Director	September 27, 2021
Steven Anderson

/s/ J. William Gurley	Director	September 27, 2021
J. William Gurley

/s/ Marka Hansen	Director	September 27, 2021
Marka Hansen

/s/ Katrina Lake	Founder and Director	September 27, 2021
Katrina Lake

/s/ Kirsten Lynch	Director	September 27, 2021
Kirsten Lynch

/s/ Sharon McCollam	Director	September 27, 2021
Sharon McCollam

/s/ Neal Mohan	Director	September 27, 2021
Neal Mohan

/s/ Michael Smith	Director	September 27, 2021
Michael Smith

/s/ Mikkel Svane	Director	September 27, 2021
Mikkel Svane

/s/ Elizabeth Williams	Director	September 27, 2021
Elizabeth Williams