Form 10-Q
period 2021-10-30
Stitch Fix, Inc.
filed 2021-12-08
CIK 1576942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of December 3, 2021, the number of outstanding shares of the registrant’s Class A common stock, par value $0.00002 per share, was 83,313,478, and the number of outstanding shares of the registrant’s Class B common stock, par value $0.00002 per share, was 25,486,335.

STITCH FIX, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Stitch Fix, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	October 30, 2021	July 31, 2021
Assets
Current assets:
Cash and cash equivalents	$249,677	$129,785
Short-term investments	62,438	101,546
Inventory, net	184,129	212,294
Prepaid expenses and other current assets	48,902	50,512
Income tax receivable	27,624	27,667
Total current assets	572,770	521,804
Long-term investments	88,420	59,035
Income tax receivable, net of current portion	27,054	27,054
Property and equipment, net	98,975	86,959
Operating lease right-of-use assets	136,849	118,565
Other long-term assets	5,354	5,732
Total assets	$929,422	$819,149
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$129,229	$73,499
Operating lease liabilities	25,881	25,702
Accrued liabilities	115,281	99,028
Gift card liability	9,461	9,903
Deferred revenue	16,617	18,154
Other current liabilities	1,764	2,027
Total current liabilities	298,233	228,313
Operating lease liabilities, net of current portion	144,014	121,623
Other long-term liabilities	8,580	8,364
Total liabilities	450,827	358,300
Commitments and contingencies (Note 6)
Stockholders’ equity:
Class A common stock, $0.00002 par value – 2,000,000,000 shares authorized as of October 30, 2021, and July 31, 2021; 83,193,536 and 76,780,570 shares issued and outstanding as of October 30, 2021, and July 31, 2021, respectively	1	1
Class B common stock, $0.00002 par value – 100,000,000 shares authorized as of October 30, 2021, and July 31, 2021; 25,601,420 and 31,175,418 shares issued and outstanding as of October 30, 2021, and July 31, 2021, respectively	1	1
Additional paid-in capital	437,246	416,755
Accumulated other comprehensive income (loss)	2,493	3,411
Retained earnings	38,854	40,681
Total stockholders’ equity	478,595	460,849
Total liabilities and stockholders’ equity	$929,422	$819,149
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stitch Fix, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(In thousands, except share and per share amounts)

	For the Three Months Ended
	October 30, 2021	October 31, 2020
Revenue, net	$581,244	$490,423
Cost of goods sold	308,327	270,972
Gross profit	272,917	219,451
Selling, general, and administrative expenses	274,767	238,984
Operating income (loss)	(1,850)	(19,533)
Interest income	334	1,161
Other expense, net	(109)	(205)
Income (loss) before income taxes	(1,625)	(18,577)
Provision (benefit) for income taxes	202	(28,118)
Net income (loss)	$(1,827)	$9,541
Other comprehensive income (loss):
Change in unrealized gain (loss) on available-for-sale securities, net of tax	(315)	(663)
Foreign currency translation	(603)	(338)
Total other comprehensive income (loss), net of tax	(918)	(1,001)
Comprehensive income (loss)	$(2,745)	$8,540
Net income (loss) attributable to common stockholders:
Basic	$(1,827)	$9,541
Diluted	$(1,827)	$9,541
Earnings (loss) per share attributable to common stockholders:
Basic	$(0.02)	$0.09
Diluted	$(0.02)	$0.09
Weighted-average shares used to compute earnings (loss) per share attributable to common stockholders:
Basic	108,375,911	104,134,850
Diluted	108,375,911	109,477,354

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stitch Fix, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	For the Three Months Ended October 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2021	107,955,988	$2	$416,755	$3,411	$40,681	$460,849
Issuance of common stock upon exercise of stock options	91,394	—	1,054	—	—	1,054
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	747,574	—	(14,752)	—	—	(14,752)
Stock-based compensation	—	—	34,189	—	—	34,189
Net income (loss)	—	—	—	—	(1,827)	(1,827)
Other comprehensive income (loss), net of tax	—	—	—	(918)	—	(918)
Balance as of October 30, 2021	108,794,956	$2	$437,246	$2,493	$38,854	$478,595

	For the Three Months Ended October 31, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of August 1, 2020	103,755,507	$2	$348,750	$2,728	$49,557	$401,037
Issuance of common stock upon exercise of stock options	525,316	—	5,106	—	—	5,106
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	440,918	—	(7,002)	—	—	(7,002)
Stock-based compensation	—	—	20,906	—	—	20,906
Net income (loss)	—	—	—	—	9,541	9,541
Other comprehensive income (loss), net of tax	—	—	—	(1,001)	—	(1,001)
Balance as of October 31, 2020	104,721,741	$2	$367,760	$1,727	$59,098	$428,587

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stitch Fix, Inc.
Condensed Consolidated Statements of Cash Flow
(Unaudited)
(In thousands)

	For the Three Months Ended
	October 30, 2021	October 31, 2020
Cash Flows from Operating Activities
Net income (loss)	$(1,827)	$9,541
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Change in inventory reserves	(2,763)	(1,343)
Stock-based compensation expense	32,323	19,925
Depreciation, amortization, and accretion	8,335	6,961
Other	(923)	271
Change in operating assets and liabilities:
Inventory	30,806	(30,665)
Prepaid expenses and other assets	6,035	(9,503)
Income tax receivables	43	(18,796)
Operating lease right-of-use assets and liabilities	101	(225)
Accounts payable	55,352	44,609
Accrued liabilities	16,193	32,237
Deferred revenue	(1,532)	1,906
Gift card liability	(442)	(271)
Other liabilities	(45)	2,712
Net cash provided by operating activities	141,656	57,359
Cash Flows from Investing Activities
Purchases of property and equipment	(16,392)	(5,985)
Purchases of securities available-for-sale	(52,435)	(41,307)
Sales of securities available-for-sale	2,160	16,193
Maturities of securities available-for-sale	59,130	32,800
Net cash provided by (used in) investing activities	(7,537)	1,701
Cash Flows from Financing Activities
Proceeds from the exercise of stock options, net	1,054	5,106
Payments for tax withholdings related to vesting of restricted stock units	(14,752)	(7,002)
Net cash used in financing activities	(13,698)	(1,896)
Net increase in cash and cash equivalents	120,421	57,164
Effect of exchange rate changes on cash	(529)	(273)
Cash and cash equivalents at beginning of period	129,785	143,455
Cash and cash equivalents at end of period	$249,677	$200,346
Supplemental Disclosure
Cash paid for income taxes	$190	$38
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$4,394	$4,880
Capitalized stock-based compensation	$1,866	$981
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stitch Fix, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Description of Business
Stitch Fix, Inc. (“we,” “our,” “us” or the “Company”) delivers personalization to our clients through the pairing of data science and human judgment. Currently, clients can engage with us in one of two ways that, combined, form an ecosystem of personalized experiences across styling, shopping and inspiration: (1) by receiving a personalized shipment of items informed by our algorithms and sent by a Stitch Fix stylist (a “Fix”); or (2) by purchasing directly from our website or mobile app based on a personalized assortment of outfit and item recommendations (“Freestyle”). Clients can choose to schedule automatic shipments or order a Fix on demand after they fill out a style profile on our website or mobile app. After receiving a Fix, our clients purchase the items they want to keep and return the other items, if any. Freestyle utilizes our algorithms to recommend a personalized assortment of outfit and item recommendations that will update throughout the day and will continue to evolve as we learn more about the client. We are incorporated in Delaware and have operations in the United States and the United Kingdom (“UK”).
COVID-19 Update
There continues to be uncertainty around the COVID-19 pandemic as the Delta variant of COVID-19, which appears to be the most transmissible and contagious variant to date, has caused an increase in COVID-19 cases globally. The full impact of the COVID-19 pandemic on our business will depend on factors such as the length of time of the pandemic; how federal, state and local governments are responding, the impact of the Delta variant, the Omicron variant, and other variants that may emerge; vaccination rates among the population; the efficacy of the COVID-19 vaccines against the Delta variant, Omicron variant, and other variants that may emerge; the longer-term impact of the pandemic on the economy and consumer behavior; and the effect on our clients, employees, vendors, and other partners.
We believe our financial resources will allow us to manage the impact of COVID-19 on our business and operations. We believe our existing cash, cash equivalents, short-term investment balances, and the borrowing available under our credit agreement with Silicon Valley Bank and other lenders (the “2021 Credit Agreement”), if needed, will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months.
We also do not anticipate any impairments with respect to long-lived assets or short-term and long-term investments that would have a material impact on our financial statements.
2.    Summary of Significant Accounting Policies
Basis of Presentation
Our fiscal year is a 52-week or 53-week period ending on the Saturday closest to July 31. The fiscal years ending July 30, 2022 (“2022”), and July 31, 2021 (“2021”), consist of 52 weeks.
The unaudited condensed consolidated financial statements include the accounts of Stitch Fix, Inc. and our wholly owned subsidiaries, and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as our annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of our financial information. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending July 30, 2022, or for any other interim period or for any other future year. All intercompany balances and transactions have been eliminated in consolidation.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the fiscal year ended July 31, 2021, included in our Annual Report on Form 10-K filed with the SEC on September 27, 2021 (the “2021 Annual Report”).
Reclassification
Certain items in the prior year’s consolidated financial statements have been reclassified to conform to the current year presentation reflected. Specifically, the Company reclassified $18.8 million previously included in “Prepaid expenses and other assets” into “Income tax receivables” on the Condensed Consolidated Statement of Cash Flow for the quarter ended October 31, 2020, to conform to the current year presentation.

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
We have considered the impact of the COVID-19 pandemic on significant estimates and judgments used in applying accounting policies. While there is a greater degree of uncertainty in applying these judgments in light of this pandemic, we believe reasonable estimates have been used in preparing the unaudited condensed consolidated financial statements.
Change in Accounting Principle
Effective August 1, 2021, we completed the implementation of a new inventory management process and system, which enhances our procure-to-pay processes. In connection with this implementation, we changed our inventory costing method from specific identification to the first-in-first-out (“FIFO”) method. We believe this change in accounting principle is preferable because it streamlines our inventory accounting process, is generally consistent with the physical flow of our inventories, and is more consistent with the inventory costing method used by industry peers. This change in accounting principle did not have a material effect on inventory, net or cost of goods sold for all periods presented; therefore, prior comparative financial statements have not been restated.
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
For debt securities with an amortized cost basis in excess of estimated fair value, we determine what amount of that deficit, if any, is caused by expected credit losses. The portion of the deficit attributable to expected credit losses is recognized in other (income) expense, net on our condensed consolidated statements of income. During the three months ended October 30, 2021, we did not record any expected credit losses on our available-for-sale debt securities.
We have elected to present accrued interest receivable separately from short-term and long-term investments on our condensed consolidated balance sheets. Accrued interest receivable was $0.7 million at both October 30, 2021, and October 31, 2020, and was recorded in prepaid expenses and other current assets. We have also elected to exclude accrued interest receivable from the estimation of expected credit losses on our available-for-sale securities and reverse accrued interest receivable through interest income (expense) when amounts are determined to be uncollectible. We did not write off any accrued interest receivable during the three months ended October 30, 2021.
Inventory, net
Inventory, net consists of finished goods which are recorded at the lower of cost or net realizable value using the first-in-first-out (FIFO) method. Gross inventory costs include both merchandise costs and in-bound freight costs. Inventory, net includes reserves for excess and slow-moving inventory we expect to write off based on historical trends, damaged inventory, and shrinkage. We estimate and accrue shrinkage as a percentage of inventory out to the client and damaged items at 100% of cost.
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
In November 2020, we entered into an agreement to lease approximately 700,000 square feet of space to be used as a fulfillment center in Salt Lake City, Utah. This lease commenced in August 2021 and was classified as an operating lease with an initial lease liability of $28.8 million and a right-of-use asset of $24.6 million.

Foreign Currency
The functional currency of our international subsidiary is the British pound sterling. For that subsidiary, we translate assets and liabilities to U.S. dollars using period-end exchange rates, and average monthly exchange rates for revenues, costs, and expenses. We record translation gains and losses in AOCI as a component of stockholders’ equity. Net foreign exchange transaction gains and losses resulting from the conversion of the transaction currency to functional currency are recorded in other income, net in the condensed consolidated statements of operations and comprehensive income.
Revenue Recognition
We generate revenue primarily from the sale of merchandise in a Fix and from Freestyle purchases. Clients create an online account on our website or mobile app, complete a style profile, and order a Fix or merchandise to be delivered on a specified date.
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
Revenue is recognized when control of the promised goods is transferred to the client. For a Fix, control is transferred when the client accepts or rejects the offer to purchase merchandise. Upon acceptance by purchasing one or more items within the Fix at checkout, the total amount of the order, including the upfront styling fee, is recognized as revenue. If none of the items within the Fix are accepted at checkout, the upfront styling fee is recognized as revenue at that time. The Style Pass annual fee is recognized at the earlier of (i) the time at which a client accepts and applies the Style Pass fee to an offer to purchase merchandise or (ii) upon expiry of the annual period. Under Style Pass arrangements, if a client does not accept any items within the Fix, the annual fee will continue to be deferred until it is applied to a future purchase or upon expiry of the annual period. If a client would like to exchange an item, we recognize revenue at the time the exchanged item is shipped, which coincides with the transfer of control to the customer. For a Freestyle purchase, control is transferred and revenue is recognized upon shipment to the client.
We deduct discounts, sales tax, and estimated refunds to arrive at net revenue. Sales tax collected from clients is not considered revenue and is included in accrued liabilities until remitted to the taxing authorities. All shipping costs are accounted for in cost of goods sold and all handling costs are accounted for as fulfillment costs within selling, general, and administrative expense (“SG&A”), and are therefore not evaluated as a separate performance obligation. Discounts are recorded as a reduction to revenue when the order is accepted. We record a refund reserve based on our historical refund patterns. Our refund reserve, which is included in accrued liabilities in the condensed consolidated balance sheets, was $14.2 million and $11.7 million as of October 30, 2021, and July 31, 2021, respectively.
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
The following table summarizes the balances of contractual liabilities included in other current liabilities, deferred revenue and gift card liability as of the dates indicated:

(in thousands)	October 30, 2021	July 31, 2021
Deferred revenue
Upfront styling fees	$10,869	$11,989
Style Pass annual fees	3,304	3,474
Freestyle orders	2,112	2,691
Other	332	$—
Total deferred revenue	$16,617	$18,154
Gift card liability	$9,461	$9,903
Other current liabilities
Referral credits	$1,224	$1,231
The following table summarizes revenue recognized during the three months ended October 30, 2021, that was previously included in deferred revenue, gift card liability, and other current liabilities at July 31, 2021:

(in thousands)	Revenue Recognized From Amounts Previously Included in Deferred Balances at July 31, 2021
Upfront styling fees	$11,621
Style Pass annual fees	1,956
Freestyle orders	2,341
Gift card liability	1,520
Referral credits	578
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
No client accounted for greater than 10% of total revenue, net for the three months ended October 30, 2021, and October 31, 2020, respectively.
Recently Adopted Accounting Pronouncements
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes. This update amends and simplifies the accounting for income taxes by eliminating certain exceptions in existing guidance related to performing intraperiod tax allocation, calculating interim period taxes, and recognizing deferred taxes for investments. The update also provides new guidance to reduce complexity in certain areas. The Company adopted this guidance on August 1, 2021. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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
Our financial instruments consist of cash and cash equivalents, short-term and long-term investments, accounts payable, and accrued liabilities. At October 30, 2021, and July 31, 2021, the carrying values of cash and cash equivalents, accounts payable, and accrued liabilities approximated fair value due to their short-term maturities.
The following table sets forth the amortized cost, gross unrealized gains, gross unrealized losses and fair values of our short-term and long-term investments accounted for as available-for-sale securities as of October 30, 2021, and July 31, 2021:

	October 30, 2021				July 31, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial Assets:
Investments:
U.S. Treasury securities	$37,960	$—	$(42)	$37,918	$42,009	$35	$—	$42,044
Certificates of deposit	2,200	—	—	2,200	1,500	—	—	1,500
Commercial paper	10,197	—	—	10,197	10,192	—	—	10,192
Asset-backed securities	11,246	9	(14)	11,241	10,393	18	(9)	10,402
Corporate bonds	89,430	24	(152)	89,302	96,347	103	(7)	96,443
Total	$151,033	$33	$(208)	$150,858	$160,441	$156	$(16)	$160,581

The following table sets forth the fair value of available-for-sale securities by contractual maturity as of October 30, 2021, and July 31, 2021:

	October 30, 2021				July 31, 2021
(in thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Financial Assets:
Investments:
U.S. Treasury securities	$6,391	$31,527	$—	$37,918	$41,633	$411	$—	$42,044
Certificates of deposit	2,200	—	—	2,200	1,500	—	—	1,500
Commercial paper	10,197	—	—	10,197	10,192	—	—	10,192
Asset-backed securities	3,049	8,192	—	11,241	29	10,373	—	10,402
Corporate bonds	40,601	48,701	—	89,302	48,192	48,251	—	96,443
Total	$62,438	$88,420	$—	$150,858	$101,546	$59,035	$—	$160,581

The following table sets forth our cash equivalents, and short-term and long-term investments accounted for as available-for-sale securities that were measured at fair value on a recurring basis based on the fair value hierarchy as of October 30, 2021, and July 31, 2021:

	October 30, 2021				July 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$20,569	$—	$—	$20,569	$10,728	$—	$—	$10,728
Investments:
U.S. Treasury securities	37,918	—	—	37,918	42,044	—	—	42,044
Certificates of deposit	—	2,200	—	2,200	—	1,500	—	1,500
Commercial paper	—	10,197	—	10,197	—	10,192	—	10,192
Asset-backed securities	—	11,241	—	11,241	—	10,402	—	10,402
Corporate bonds	—	89,302	—	89,302	—	96,443	—	96,443
Total	$58,487	$112,940	$—	$171,427	$52,772	$118,537	$—	$171,309
There were no transfers of financial assets or liabilities into or out of Level 1, Level 2, or Level 3 for the three months ended October 30, 2021, and October 31, 2020.
4.    Accrued Liabilities
Accrued liabilities consisted of the following:

(in thousands)	October 30, 2021	July 31, 2021
Compensation and related benefits	$20,692	$13,645
Advertising	14,379	12,649
Sales taxes	10,705	9,937
Shipping and freight	16,343	6,209
Accrued accounts payable	8,720	5,804
Inventory purchases	20,233	30,384
Sales refund reserve	14,194	11,704
Other	10,015	8,696
Total accrued liabilities	$115,281	$99,028
5.    Credit Agreement
In June 2021, we entered into an amended and restated credit agreement with Silicon Valley Bank and other lenders (the “2021 Credit Agreement”), to provide a revolving line of credit of up to $100.0 million, including a letter of credit sub-facility in the aggregate amount of $30.0 million, and a swingline sub-facility in the aggregate amount of $50.0 million. We also have the option to request an incremental facility of up to an additional $150.0 million from one or more of the lenders under the 2021 Credit Agreement.
Under the terms of the 2021 Credit Agreement, revolving loans may be either Eurodollar Loans or ABR Loans. Outstanding Eurodollar Loans incur interest at the Eurodollar Rate, which is defined in the 2021 Credit Agreement as LIBOR (or any successor thereto), plus a margin of 2.25%. Outstanding ABR Loans incur interest at the highest of (a) the Prime Rate, as published by the Wall Street Journal, (b) the federal funds rate in effect for such day plus 0.50%, and (c) the Eurodollar Rate plus 1.00%, in each case plus a margin of 1.25%. We are charged a commitment fee of 0.25% for committed but unused amounts. The revolving line of credit under the 2021 Credit Agreement will terminate on May 31, 2024, unless the termination date is extended at the election of the lenders.

Our obligations under the 2021 Credit Agreement and any hedging or cash management agreements entered into with any lender thereunder are secured by substantially all of our current and future property, rights, and assets, including, but not limited to, cash, inventory, equipment, contractual rights, financial assets, and intangible assets. The 2021 Credit Agreement contains covenants limiting the ability to, among other things, dispose of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock, and make investments, in each case subject to certain exceptions. The 2021 Credit Agreement also contains financial covenants requiring us to maintain minimum free cash flow and an adjusted current ratio above specified levels, measured in each case at the end of each fiscal quarter. The 2021 Credit Agreement contains events of default that include, among others, non-payment of principal, interest, or fees, breach of covenants, inaccuracy of representations and warranties, cross defaults to certain other indebtedness, bankruptcy and insolvency events, and material judgments.
As of October 30, 2021, we did not have any borrowings outstanding under the 2021 Credit Agreement and we were in compliance with all financial covenants.
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
On October 11, 2018, October 26, 2018, November 16, 2018, and December 10, 2018, four putative class action lawsuits alleging violations of the federal securities laws were filed in the U.S. District Court for the Northern District of California, naming as defendants us and certain of our officers. The four lawsuits each make the same allegations of violations of the Securities Exchange Act of 1934, as amended, by us and our officers for allegedly making materially false and misleading statements regarding our active client growth and strategy with respect to television advertising between June 2018 and October 2018. The plaintiffs seek unspecified monetary damages and other relief. The four lawsuits have been consolidated and a lead plaintiff has been appointed. On September 18, 2019, the lead plaintiff in the consolidated class action lawsuits (the “Class Action”) filed a consolidated complaint for violation of the federal securities laws. On October 28, 2019, we and other defendants filed a motion to dismiss the consolidated complaint. The lead plaintiff filed an opposition to the motion to dismiss on December 9, 2019, and we and the other defendants filed our reply in support of our motion to dismiss on December 30, 2019. The court granted our motion to dismiss on September 30, 2020 but allowed the lead plaintiff to file an amended complaint. On November 6, 2020, the lead plaintiff filed his amended complaint. We filed a motion to dismiss the amended complaint on December 7, 2020. The lead plaintiff filed an opposition to the motion to dismiss on January 8, 2021, and we filed our reply in support of our motion to dismiss on January 22, 2021. The court granted our motion to dismiss on October 1, 2021. On October 29, 2021, the plaintiffs filed a notice of appeal.
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
There have been no other material changes to our commitments and contingencies disclosed in our 2021 Annual Report.
Indemnifications
In the ordinary course of business, we may provide indemnifications of varying scope and terms to vendors, directors, officers and other parties with respect to certain matters. We have not incurred any material costs as a result of such indemnifications and have not accrued any liabilities related to such obligations in our condensed consolidated financial statements.

7.    Accumulated Other Comprehensive Income (Loss)
The following tables present the changes in AOCI by component and, if applicable, the reclassifications out of AOCI for the periods presented:

	For the Three Months Ended October 30, 2021			For the Three Months Ended October 31, 2020
(in thousands)	Available-for-sale Securities	Foreign Currency Translation	Total	Available-for-sale Securities	Foreign Currency Translation	Total
Beginning balance	$(290)	$3,701	$3,411	$1,213	$1,515	$2,728
Other comprehensive income (loss) before reclassifications(1)	(315)	(603)	(918)	(548)	(338)	(886)
Amounts reclassified from AOCI	—	—	—	(115)	—	(115)
Net change in AOCI	(315)	(603)	(918)	(663)	(338)	(1,001)
Ending balance	$(605)	$3,098	$2,493	$550	$1,177	$1,727

 (1) There was no associated income tax effect for gains/ losses on available-for-sale securities for the three months ended October 30, 2021 or October 31, 2020 , as we have recorded a valuation allowance against these deferred tax balances.
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
2017 Incentive Plan
In November 2017, our board of directors and stockholders adopted our 2017 Incentive Plan (the “2017 Plan”). The remaining shares available for issuance under our 2011 Plan became reserved for issuance under the 2017 Plan. Our 2017 Plan provides for the grant of Class A incentive stock options to employees, including employees of any parent or subsidiary, and for the grant of nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards (“RSU”), performance stock awards, performance cash awards, and other forms of stock awards to employees, directors, and consultants, including employees and consultants of our subsidiaries. Employee stock option awards generally vest 25% on the first anniversary of the grant date with the remaining shares subject to the option vesting ratably over the next three years. Options generally expire after 10 years. RSU awards generally vest ratably on a quarterly basis over four years. The number of shares authorized for issuance under the 2017 Plan was 32,793,232 as of October 30, 2021.
2019 Inducement Plan
In October 2019, our board of directors adopted our 2019 Inducement Plan (the “2019 Plan”). Our 2019 Plan provides for the grant of Class A nonqualified stock options and RSU awards to individuals who satisfy the standards for inducement grants under the relevant Nasdaq Stock Market rules. The number of shares authorized for issuance under the 2019 Plan was 4,750,000 shares of Class A common stock as of October 30, 2021.

Stock option activity under the 2011 Plan, 2017 Plan, and 2019 Plan is as follows:

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in thousands)
Balance – July 31, 2021	3,650,482	$25.47	7.40	$106,490
Granted	—	—
Exercised	(91,394)	11.83
Cancelled	(59,861)	40.47
Balance – October 30, 2021	3,499,227	$25.57	7.18	$45,379
The aggregate intrinsic value is the difference between the current fair value of the underlying common stock and the exercise price for in-the-money stock options.
The following table summarizes the RSU award activity under the 2017 Plan and 2019 Plan:

	Unvested RSUs
	Class A Common Stock	Weighted- Average Grant Date Fair Value
Unvested at July 31, 2021	10,264,925	$31.35
Granted	1,558,890	39.51
Vested	(747,574)	24.30
Forfeited	(970,720)	26.63
Unvested at October 30, 2021	10,105,521	$33.59
Stock-Based Compensation Expense
Stock-based compensation expense for employees was $32.3 million for the three months ended October 30, 2021 and $19.9 million for the three months ended October 31, 2020. Stock-based compensation expense is included in selling, general, and administrative expenses in our condensed consolidated statements of operations and comprehensive income.
As of October 30, 2021, the total unrecognized compensation expense related to unvested options and RSUs, net of estimated forfeitures, was $309.1 million, which we expect to recognize over an estimated weighted average period of 2.1 years.
We record stock-based compensation of stock options granted to employees by estimating the fair value of stock-based awards using the Black-Scholes option pricing model and amortizing the fair value of the stock-based awards granted over the applicable vesting period of the awards on a straight-line basis. During the three months ended October 30, 2021, no options were granted to employees. The weighted-average grant date fair value of options granted during the three months ended October 31, 2020, was $17.70 per share. For the three months ended October 31, 2020, the fair value of stock options granted to employees was estimated at the grant date using the Black-Scholes option-pricing model with the following assumptions:

For the Three Months Ended
October 31, 2020
Expected term (in years)	5.5
Volatility	55.9%
Risk free interest rate	0.3%
Dividend yield	—%

9.    Income Taxes
The following table summarizes our effective tax rate from income for the periods presented:

	For the Three Months Ended
(in thousands)	October 30, 2021	October 31, 2020
Income (loss) before income taxes	$(1,625)	$(18,577)
Provision (benefit) for income taxes	202	(28,118)
Effective tax rate	(12.4)%	151.4%
We are primarily subject to income taxes in the United States and the United Kingdom. Our effective tax rate for the three months ended October 30, 2021, differs from the federal statutory income tax rate primarily due to the full valuation allowance recorded on our net federal and state deferred tax assets. The tax provision for the three months ended October 30, 2021, is comprised of state taxes and income taxes in foreign jurisdictions.
Our effective tax rate for the three months ended October 31, 2020, differed from the federal statutory income tax rate primarily due to the net operating loss carryback provisions of the CARES Act, partially offset by certain nondeductible expenses.
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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted EPS attributable to common stockholders is as follows:

	For the Three Months Ended
	October 30, 2021		October 31, 2020
(in thousands, except share and per share amounts)	Class A	Class B	Class A	Class B
Numerator:
Net income (loss)	$(1,341)	$(486)	$5,425	$4,116
Net income (loss) attributable to common stockholders - basic	(1,341)	(486)	5,425	4,116
Reallocation of undistributed earnings (loss) as a result of conversion of Class B to Class A shares	(486)	—	4,116	—
Reallocation of undistributed earnings (loss) to Class B shares	—	—	—	(60)
Net income (loss) attributable to common stockholders - diluted	$(1,827)	$(486)	$9,541	$4,056
Denominator:
Weighted-average shares of common stock - basic	79,534,871	28,841,040	59,205,535	44,929,315
Conversion of Class B to Class A common shares outstanding	28,841,040	—	44,929,315	—
Effect of dilutive stock options and restricted stock units	—	—	5,342,504	1,610,475
Weighted-average shares of common stock - diluted	108,375,911	28,841,040	109,477,354	46,539,790
Earnings (loss) per share attributable to common stockholders:
Basic	$(0.02)	$(0.02)	$0.09	$0.09
Diluted	$(0.02)	$(0.02)	$0.09	$0.09

The following common stock equivalents were excluded from the computation of diluted earnings (loss) per share for the periods presented because including them would have been antidilutive:

	For the Three Months Ended
	October 30, 2021	October 31, 2020
Restricted stock units	10,105,521	3,910,451
Stock options to purchase Class A common stock	2,266,417	1,647,310
Stock options to purchase Class B common stock	1,232,810	137,977
Total	13,604,748	5,695,738

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes thereto included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes and our Annual Report on Form 10-K (the “2021 Annual Report”) for the year ended July 31, 2021, filed with the Securities and Exchange Commission on September 27, 2021. We use a 52- or 53-week fiscal year, with our fiscal year ending on the Saturday that is closest to July 31 of that year. Each fiscal year typically consists of four 13-week fiscal quarters. The fiscal year ending July 30, 2022, and the fiscal year ended July 31, 2021, include 52 weeks of operations. Throughout this Quarterly Report on Form 10-Q (this “Quarterly Report”), all references to quarters and years are to our fiscal quarters and fiscal years unless otherwise noted.
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
Overview
Since our founding in 2011, we have helped millions of women, men, and kids discover and buy what they love through personalized shipments of apparel, shoes, and accessories. Currently, clients can engage with us in one of two ways that, combined, form an ecosystem of personalized experiences across styling, shopping and inspiration: (1) by receiving a personalized shipment of items informed by our algorithms and sent by a Stitch Fix stylist (a “Fix”); or (2) by purchasing directly from our website or mobile app based on a personalized assortment of outfit and item recommendations (“Freestyle”). For a Fix, clients can choose to schedule automatic shipments or order on demand after they fill out a style profile on our website or mobile app. After receiving a Fix, our clients purchase the items they want to keep and return the other items, if any. Freestyle utilizes our algorithms to recommend a personalized assortment of outfit and item recommendations that will update throughout the day and will continue to evolve as we learn more about the client.
For the three months ended October 30, 2021, we reported $581.2 million in net revenue, representing year-over-year growth of 18.5% from the three months ended October 31, 2020. As of October 30, 2021, and October 31, 2020, we had 4,180,000 and 3,763,000 active clients, respectively, representing year-over-year growth of 11.1%.
Net loss for the three months ended October 30, 2021, was $1.8 million, compared to net income for three months ended October 31, 2020, of $9.5 million. For more information on the components of net loss, refer to the section titled “Results of Operations” below.
COVID-19 Update
There continues to be uncertainty around the COVID-19 pandemic as the Delta variant of COVID-19, which appears to be the most transmissible and contagious variant to date, has caused an increase in COVID-19 cases globally. The full impact of the COVID-19 pandemic on our business will depend on factors such as the length of time of the pandemic; how federal, state and local governments are responding; the impact of the Delta variant, Omicron variant and other variants that may emerge; vaccination rates among the population; the efficacy of the COVID-19 vaccines against the Delta variant. Omicron variant and other variants that emerge; the longer-term impact of the pandemic on the economy and consumer behavior; and the effect on our clients, employees, vendors, and other partners.
During this time, we are focused on protecting the health and safety of our employees and clients, while seeking to continue operating our business responsibly.

While we only experienced intermittent and temporary closures of our fulfillment centers in fiscal year 2021 due to COVID-19, we recently experienced an increase of COVID-19 cases in our fulfillment centers in connection with the increase of cases caused by the Delta variant. This recent increase in cases has affected capacity at our fulfillment centers, which could affect shipments to clients and inventory management. Additionally, we have experienced difficulty hiring employees in our fulfillment centers, which we attribute to COVID-19 concerns and to increased competition and rising wages for eCommerce fulfillment center workers as eCommerce demand accelerates.
While we expect many employees to return to our offices later this fiscal year, the timing of such a return has been effected by the Delta variant and related surge in COVID-19 cases and could be further effected by this resurgence of COVID-19 or additional resurgences. When we return to our offices, we expect many employees to continue to work in a remote capacity or a hybrid of in-person and remote work. These changes to our operations going forward present additional challenges and increased costs to ensure our offices are safe and functional for hybrid offices that enable effective collaboration of both remote and in-person colleagues.
The effect of the COVID-19 pandemic on the broader economy and consumer behavior continues to evolve. While we did initially experience lower demand during the third quarter of fiscal 2020, we saw growth in new client demand and strong auto-ship retention during fiscal 2021 and believe we are benefiting from the dislocation in the retail apparel market that is resulting from the COVID-19 pandemic. For further discussion of the COVID-19 related risks facing our business, refer to the “Risk Factors” section included in Part II, Item 1A.
Although we are experiencing unprecedented challenges during this global health crisis, we continue to focus on our long-term growth and strategies that capture the changing ways people shop. While we cannot reasonably estimate the long-term impacts of the COVID-19 pandemic on our operations or financial results, we believe that our business model positions us to emerge from this pandemic with a structural advantage and new opportunities to increase market share.
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
Our non-GAAP financial measures should not be considered in isolation from, or as substitutes for, financial information prepared in accordance with GAAP. There are several limitations related to the use of our non-GAAP financial measures as compared to the closest comparable GAAP measures. Some of these limitations include:
•adjusted EBITDA excludes interest income and other expense, net, as these items are not components of our core business;
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

Adjusted EBITDA
We define adjusted EBITDA as net income (loss) excluding interest income, other expense, net, provision (benefit) for income taxes, depreciation and amortization, and stock-based compensation expense. The following table presents a reconciliation of net income (loss), the most comparable GAAP financial measure, to adjusted EBITDA for each of the periods presented:

	For the Three Months Ended
(in thousands)	October 30, 2021	October 31, 2020
Net income (loss)	$(1,827)	$9,541
Add (deduct):
Interest income	(334)	(1,161)
Other expense, net	109	205
Provision (benefit) for income taxes	202	(28,118)
Depreciation and amortization	7,740	6,459
Stock-based compensation expense	32,323	19,925
Adjusted EBITDA	$38,213	$6,851
Free Cash Flow
We define free cash flow as cash flows provided by operating activities reduced by purchases of property and equipment that are included in cash flows provided by (used in) investing activities. The following table presents a reconciliation of cash flows provided by operating activities, the most comparable GAAP financial measure, to free cash flow for each of the periods presented:

	For the Three Months Ended
(in thousands)	October 30, 2021	October 31, 2020
Free cash flow reconciliation:
Cash flows provided by operating activities	$141,656	$57,359
Deduct:
Purchases of property and equipment	(16,392)	(5,985)
Free cash flow	$125,264	$51,374
Cash flows provided by (used in) investing activities	$(7,537)	$1,701
Cash flows used in financing activities	$(13,698)	$(1,896)

Operating Metrics

	October 30, 2021	July 31, 2021	May 1, 2021	January 30, 2021	October 31, 2020
Active clients (in thousands)	4,180	4,165	4,107	3,873	3,763
Net revenue per active client	$524	$505	$481	$467	$467

Active Clients
We believe that the number of active clients is a key indicator of our growth and the overall health of our business. We define an active client as a client who checked out a Fix or was shipped an item using our direct-buy functionality, “Freestyle,” in the preceding 52 weeks, measured as of the last day of that period. A client checks out a Fix when she indicates what items she is keeping through our mobile application or on our website. We consider each Men’s, Women’s, or Kids account as a client, even if they share the same household. We had 4,180,000 and 3,763,000 active clients as of October 30, 2021, and October 31, 2020, respectively, representing year-over-year growth of 11.1%.
Net Revenue per Active Client
We believe that net revenue per active client is an indicator of client engagement and satisfaction. We calculate net revenue per active client based on net revenue over the preceding four fiscal quarters divided by the number of active clients, measured as of the last day of the period. Net revenue per active client was $524 and $467 as of October 30, 2021, and October 31, 2020, respectively, representing a year-over-year increase of 12.2%.

Factors Affecting Our Performance
Inventory Management
We leverage our data science to buy and manage our inventory, including merchandise assortment and fulfillment center optimization. Because our merchandise assortment directly correlates to client success, we may at times optimize our inventory to prioritize long-term client success over short-term gross margin impact. To ensure sufficient availability of merchandise, we generally enter into purchase orders well in advance and frequently before apparel trends are confirmed by client purchases. As a result, we are vulnerable to demand and pricing shifts and availability of merchandise at time of purchase. We incur inventory write-offs and changes in inventory reserves that impact our gross margins. Moreover, our inventory investments will fluctuate with the needs of our business. For example, entering new locations, expanding to new categories, offering new functionalities such as Freestyle, or adding new fulfillment centers will all require additional investments in inventory.
In the first quarter of fiscal 2022, we experienced lower than expected inventory receipts due largely to global supply chain delays. We will continue to actively manage these delays and have plans to mitigate the impact on future periods.
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
The largest component of our marketing spend is advertising, which was $50.7 million for the three months ended October 30, 2021, compared to $51.4 million for the three months ended October 31, 2020.
To successfully acquire clients and increase engagement, we must also continue to improve the diversity of our offering. These efforts may include broadening our brand partnerships and expanding into new categories, product types, price points, and geographies. For example, in July 2018 we launched Stitch Fix Kids, expanding our client and vendor base, and in May 2019, we launched our services in the UK, expanding our geographic scope. We’ve also launched “Freestyle” in the United States, which provides clients the flexibility to purchase items outside of a Fix.
Investment in our Operations and Infrastructure
To grow our client base and enhance our offering, we will incur additional expenses. We intend to leverage our data science and deep understanding of our clients’ needs to inform investments in operations and infrastructure. We anticipate that our expenses will increase as we continue to hire additional personnel and further advance our technological and data science capabilities. Moreover, we intend to make capital investments in our inventory, fulfillment centers, and office space and logistics infrastructure as we launch new categories, expand internationally, and drive operating efficiencies. For example, in November 2020, we entered into an agreement to lease approximately 700,000 square feet of space to be used as a new fulfillment center in Salt Lake City, Utah, and we are building mezzanine levels in certain existing warehouses to maximize capacity. We expect to increase our spending on operations and infrastructure in the future and cannot be certain that these efforts will grow our client base or be cost-effective. However, we believe these strategies will yield positive returns in the long term.
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
Generally, changes in our merchandise mix have not caused significant fluctuations in our gross margin to date; however categories, brands, product types, and price points do have a range of margin profiles. For example, our Exclusive Brands have generally contributed higher margins, shoes have generally contributed lower margins, and newer categories tend to initially have lower margins. Shifts in merchandise mix driven by client demand may result in fluctuations in our gross margin from period to period.

Components of Results of Operations
Revenue
We generate revenue from the sale of merchandise, either through our Fix or Freestyle offerings. With our Fix offering, we charge a nonrefundable upfront fee, referred to as a “styling fee,” that is credited towards any merchandise purchased. We offer Style Pass to provide select U.S. clients with an alternative to paying a styling fee per Fix. Style Pass clients pay a nonrefundable annual fee for unlimited styling that is credited towards merchandise purchases. We deduct discounts, sales tax, and estimated refunds to arrive at net revenue, which we refer to as revenue throughout this Quarterly Report. We also recognize revenue resulting from estimated breakage income on gift cards. We expect our revenue to increase in absolute dollars as we grow our business, although our revenue growth rate may slow in future periods.
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
Results of Operations
Comparison of the Three Months Ended October 30, 2021, and October 31, 2020
The following table sets forth our results of operations for the periods indicated:

	For the Three Months Ended		%
(in thousands)	October 30, 2021	October 31, 2020	Change
Revenue, net	$581,244	$490,423	18.5%
Cost of goods sold	308,327	270,972	13.8%
Gross profit	272,917	219,451	24.4%
Selling, general, and administrative expenses	274,767	238,984	15.0%
Operating income (loss)	(1,850)	(19,533)	(90.5)%
Interest income	334	1,161	(71.2)%
Other expense, net	(109)	(205)	(46.8)%
Income (loss) before income taxes	(1,625)	(18,577)	(91.3)%
Provision (benefit) for income taxes	202	(28,118)	(100.7)%
Net income (loss)	$(1,827)	$9,541	(119.1)%

 The following table sets forth the components of our results of operations as a percentage of revenue:

	For the Three Months Ended
	October 30, 2021	October 31, 2020
Revenue, net	100.0%	100.0%
Cost of goods sold	53.0%	55.3%
Gross margin	47.0%	44.7%
Selling, general, and administrative expenses	47.3%	48.7%
Operating income (loss)	(0.3)%	(4.0)%
Interest income	—%	0.2%
Other expense, net	—%	—%
Income (loss) before income taxes	(0.3)%	(3.8)%
Provision (benefit) for income taxes	—%	(5.7)%
Net income (loss)	(0.3)%	1.9%
Revenue and Gross Margin
Revenue increased by $90.8 million or 18.5% during the three months ended October 30, 2021, compared with the same period last year. The increase in revenue was attributable to a 12.2% increase in revenue per active client and 11.1% increase in active clients from October 31, 2020, to October 30, 2021.
Gross margin for the three months ended October 30, 2021, increased by over 220 basis points compared with the same period last year. The increase was primarily driven by improved product margins and shipping optimization, which was partially offset by higher clearance rates.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses (“SG&A”) increased by $35.8 million for the three months ended October 30, 2021, compared with the same period last year. As a percentage of revenue, SG&A decreased to 47.3% for the three months ended October 30, 2021, compared with 48.7% for the three months ended October 31, 2020.
The increase in SG&A for the three months ended October 30, 2021, compared with the same period last year, was primarily related to higher compensation and benefits expense, including an increase in hourly wages for our full-time U.S. warehouse associates. The decrease in SG&A as a percentage of revenue was primarily related to marketing costs during the three months ended October 30, 2021, compared to the three months ended October 31, 2020. As a percentage of revenue, marketing costs were lower this period due to the issuance of high-dollar referral credits to existing clients in the prior year period. In addition, marketing costs were lower year-over-year due to a shift in strategy towards newer channels, despite higher brand marketing costs year-over-year.
Provision (Benefit) for Income Taxes
The following table summarizes our effective tax rate from income for the periods presented:

	For the Three Months Ended
(in thousands)	October 30, 2021	October 31, 2020
Income (loss) before income taxes	$(1,625)	$(18,577)
Provision (benefit) for income taxes	202	(28,118)
Effective tax rate	(12.4)%	151.4%
We are primarily subject to income taxes in the United States and the United Kingdom. Our effective tax rate for the three months ended October 30, 2021, differs from the federal statutory income tax rate primarily due to the full valuation allowance recorded on our net federal and state deferred tax assets. The tax provision for the three months ended October 30, 2021, is comprised of state taxes and income taxes in foreign jurisdictions.
Our effective tax rate for the three months ended October 31, 2020, differed from the federal statutory income tax rate primarily due to the net operating loss carryback provisions of the CARES Act, partially offset by certain nondeductible expenses.
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
As of October 30, 2021, we had $249.7 million of cash and cash equivalents and $150.9 million of investments. Our investment balance includes $62.4 million of short-term investments with contractual maturities of 12 months or less as of October 30, 2021.
In June 2021, we entered into a $100.0 million amended and restated credit agreement (the “2021 Credit Agreement”) with Silicon Valley Bank and other lenders. The 2021 Credit Agreement includes a letter of credit sub-facility of $30.0 million and a swingline sub-facility of up to $50.0 million.
Under the terms of the 2021 Credit Agreement, revolving loans may be either Eurodollar Loans or ABR Loans. Outstanding Eurodollar Loans incur interest at the Eurodollar Rate, which is defined in the 2021 Credit Agreement as LIBOR (or any successor thereto), plus a margin of 2.25%. Outstanding ABR Loans incur interest at the highest of (a) the Prime Rate, as published by the Wall Street Journal, (b) the federal funds rate in effect for such day plus 0.50%, and (c) the Eurodollar Rate plus 1.00%, in each case plus a margin of 1.25%. We are charged a commitment fee of 0.25% for committed but unused amounts. The revolving line of credit under the 2021 Credit Agreement will terminate on May 31, 2024.
As of October 30, 2021, we did not have any borrowings outstanding under the 2021 Credit Agreement and we were in compliance with all financial covenants.
For information on the terms of the 2021 Credit Agreement, please see “Credit Agreement” in Note 5 of the Notes to Condensed Consolidated Financial Statements included in this Report.
Uses of Cash
Our primary use of cash includes operating costs such as merchandise purchases, lease obligations, compensation and benefits, marketing, and other expenditures necessary to support our business growth.
We believe our existing cash, cash equivalents, investment balances, and the borrowing available under our 2021 Credit Agreement, if needed, will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months.
Cash Flows
The following table summarizes our cash flows for the periods indicated below:

	For the Three Months Ended
(in thousands)	October 30, 2021	October 31, 2020
Net cash provided by operating activities	$141,656	$57,359
Net cash provided by (used in) investing activities	(7,537)	1,701
Net cash used in financing activities	(13,698)	(1,896)
Net increase in cash and cash equivalents	$120,421	$57,164
Cash provided by operating activities
During the three months ended October 30, 2021, cash provided by operating activities was $141.7 million, which consisted of a net loss of $1.8 million, adjusted by non-cash charges of $36.9 million and by a change of $106.6 million in our net operating assets and liabilities. The non-cash charges were primarily driven by $32.3 million of stock-based compensation expense and $8.3 million of depreciation, amortization, and accretion. The change in our net operating assets and liabilities was primarily due to an increase of $71.5 million in our accounts payable and accrued liabilities related to increased business activity and timing of payments and a change of $30.8 million in our inventory balance primarily due to a decline in inventory receipts from global supply chain delays.

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
Cash provided by (used in) investing activities
During the three months ended October 30, 2021, cash used in investing activities was $7.5 million. This was primarily due to maturities and sales of available-for-sale securities of $59.1 million and $2.2 million, respectively, substantially offset by our investment of $52.4 million in available-for-sale securities and purchases of property and equipment of $16.4 million.
During the three months ended October 31, 2020, cash provided by investing activities was $1.7 million. This was primarily due to maturities and sales of available-for-sale securities of $32.8 million and $16.2 million, respectively, substantially offset by our investment of $41.3 million in highly rated available-for-sale securities and $6.0 million in purchases of property and equipment.
Cash provided by (used in) financing activities
During the three months ended October 30, 2021, and October 31, 2020, cash used in financing activities was $13.7 million and $1.9 million, respectively, which was primarily due to payments for tax withholding related to vesting of restricted stock units, partially offset by proceeds from the exercise of stock options.
Contractual Obligations and Other Commitments
There have been no other material changes to our contractual obligations and other commitments as disclosed in our 2021 Annual Report.
Refer to “Note 2 - Summary of Significant Accounting Policies: Leases” in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for commitments entered into during the three months ended October 30, 2021.
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
Except for the change in accounting principle related to our inventory costing methodology, there have been no significant changes to our critical accounting policies and estimates as disclosed in our 2021 Annual Report. Refer to “Note 2 - Summary of Significant Accounting Policies: Change in Accounting Principle” in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for more information on our change in inventory costing method.
ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk
We have operations both within the United States and in the UK, and we are exposed to market risks in the ordinary course of business. These risks primarily include interest rate risk, foreign currency risk and inflation risk.
Interest Rate Risk
We are primarily exposed to market risks through interest rate risk on our investments. As of October 30, 2021, we had $150.9 million in highly rated investments accounted for as available-for-sale securities, which are presented on our balance sheet at their fair market value compared to $160.6 million as of July 31, 2021. These interest-earning instruments carry a degree of interest rate risk; however, a hypothetical 10% change in interest rates during the three months ended October 30, 2021, would not have had a material impact on our condensed consolidated financial statements.

Foreign Currency Risk
As of October 30, 2021, our revenue was earned in U.S. dollars and British pound sterling. Our expansion into the United Kingdom (“UK”) exposes us to fluctuations in foreign currency exchange rates. Fluctuations in foreign currency exchange rates may also result in transaction gains or losses on transactions in currencies other than the U.S. Dollar or British pound sterling. For the three months ended October 30, 2021, a hypothetical 10% increase or decrease in current exchange rates would not have had a material impact on our condensed consolidated financial results.
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
ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report. Based on the evaluation of our disclosure controls and procedures as of October 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
During the quarter ended October 30, 2021, we enhanced our procure-to-pay processes, which included the implementation of a new inventory management system. As part of these changes, we modified certain existing internal controls and implemented new internal controls over financial reporting. There were no additional changes during the period that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The information contained in “Note 6 - Commitments and Contingencies: Contingencies” in the Notes to the Condensed Consolidated Financial Statements included within this Quarterly Report on Form 10-Q is incorporated herein by reference.
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
There continues to be uncertainty around the COVID-19 pandemic, its duration, and its impact on U.S. and global economic activity and consumer behavior. The Delta variant of COVID-19, which appears to be the most transmissible and contagious variant to date, has caused an increase in COVID-19 cases globally, and a new variant, the Omicron variant, has recently emerged. The impact of the Delta variant, the Omicron variant or other variants that may emerge, cannot be predicted at this time, and could depend on numerous factors, including the availability of vaccines in different parts of the world, vaccination rates among the population, the effectiveness of COVID-19 vaccines against the Delta variant, the Omicron variant, and other variants, and the response by governmental bodies to reinstate mandated business closures, orders to “shelter in place,” and travel and transportation restrictions.
The COVID-19 pandemic and related measures have resulted in significant disruption that has negatively impacted and may continue to negatively impact our business, including our operational capacity and results of operations. We experienced temporary closures and reduced capacity in the third quarter of fiscal year 2020 as we temporarily closed three of our fulfillment centers as we responded to the pandemic. We allowed employees to opt-in to work, provided them with four weeks of flexible paid time off, and implemented additional safety protocols. These efforts resulted in significantly less capacity in our fulfillment centers during the third quarter of fiscal year 2020, which resulted in delayed Fix shipments, a significant Fix backlog, delayed inventory and return processing, extended wait times for clients, and inventory management challenges. While we only experienced intermittent and temporary closures in fiscal year 2021, we have more recently experienced an increase of COVID-19 cases in our fulfillment centers in connection with the Delta variant. This recent increase in cases has negatively affected, and may continue to negatively affect, operations at our fulfillment centers. Additionally, we have experienced difficulty hiring employees in our fulfillment centers, which we attribute to COVID-19 concerns and to increased competition and rising wages for eCommerce fulfillment center workers as eCommerce demand accelerates. Capacity constraints in our fulfillment centers could cause delayed Fix shipments, delayed inventory and return processing, and inventory management challenges.
The COVID-19 pandemic has, at times, negatively impacted our results of operations, and the future impact and duration of this impact remain uncertain. It will depend on factors such as the length of time the pandemic; how national, state and local governments are responding; the impact of the Delta variant, the Omicron variant, and other variants that may emerge; the vaccine rates among the population; the efficacy of the COVID-19 vaccines against the Delta variant, the Omicron variant, and other variants that may emerge; the longer-term impact of the pandemic on the economy and consumer behavior; and the effect on our clients, employees, vendors, and other partners. For example, we continue to work with our vendors to minimize inventory disruptions, but future delays and supply constraints may negatively affect our ability to obtain and manage inventory. We have experienced shipping delays to and from our customers as a result of our shipping vendors' challenges fulfilling higher eCommerce shipping demand, which has impacted our results of operations. We also have been affected by, and expect to continue to be affected by, COVID-related freight delays and difficulties sourcing materials. Additionally, we may be negatively impacted if consumers shift back to traditional brick-and-mortar apparel retailers following the pandemic.

Our corporate headquarters remains closed to the majority of employees. While we expect many employees to return to our office later this fiscal year, the expected timing of such a return has been affected by the Delta variant and related surge in Covid cases and could be further delayed by this resurgence of COVID-19 or additional resurgences. Additionally, when we return to our office, we expect many employees to continue to work in a remote capacity or a hybrid of in-person and remote work. These changes to our operations going forward present additional risks, uncertainties and costs that could affect our performance, including increased operational risk, uncertainty regarding office space needs, heightened vulnerability to cyber attacks due to increased remote work, potential reduced productivity, changes to our Company culture, potential strains to our business continuity plans, and increased costs to ensure our offices are safe and functional as hybrid offices that enable effective collaboration of both remote and in-person colleagues.
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
We currently receive and distribute merchandise at six fulfillment centers in the United States. We are in the process of building out another fulfillment center in the United States and we closed our South San Francisco fulfillment center in the third quarter of fiscal year 2021. We also have a fulfillment center in the UK, which is operated by a third party. During the third quarter of our 2020 fiscal year, in response to the COVID-19 pandemic, we temporarily closed three of our fulfillment centers, offered our fulfillment center employees four weeks of paid time off, and reduced the maximum number of employees in each fulfillment center in order to implement social distancing protocols. These changes resulted in operational constraints, which in turn temporarily reduced our ability to ship merchandise to clients and earn revenue during the third quarter of our 2020 fiscal year. In fiscal year 2021, we experienced smaller, intermittent interruptions in connection with temporary closures of fulfillment centers. We have recently also experienced an increase of COVID-19 cases in our fulfillment centers in connection with the Delta variant, which has negatively affected and may continue to negatively affect capacity at our fulfillment centers.
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
To ensure timely delivery of merchandise, we generally enter into purchase contracts well in advance of a particular season and often before apparel trends are confirmed by client purchases. As a result, we are vulnerable to demand and pricing shifts and to suboptimal selection and timing of merchandise purchases. For example, in response to the initial consumer reaction to COVID-19, we cancelled many inventory orders to be prepared for what we expected would be lower client demand. Consequently, when client demand increased, our inventory was not as optimized to meet the demand as we would have liked. During the COVID-19 pandemic, we sought to rapidly shift elements of our inventory away from office attire and towards athleisure to accommodate consumer demand changes caused by the COVID-19 pandemic. Additionally, the surge in the Delta variant of COVID-19 has impacted some of our vendors, who have had delays in producing our orders. Shipping and freight delays have also been increasing as port closures, port congestion, and shipping container and ship shortages have increased over the last several months. Our inventory levels also may be affected by product launch delays, demand fluctuations, disruptions in our systems due to upgrades, launches or otherwise, and our inability to predict demand with respect to new categories or products. In the past, we have not always predicted our clients’ preferences and acceptance levels of our trend items with accuracy, which has resulted in significant inventory write offs and lower gross margins. Furthermore, we do not use the same liquidation methods as traditional retailers, such as markdowns. We rely on our merchandising team to order styles and products that our clients will purchase and we rely on our data science to inform the depth and breadth of inventory we purchase, including when to reorder items that are selling well and when to write off items that are not selling well. If our merchandise team does not predict client demand and tastes well or if our algorithms do not help us reorder the right products or write off the right products in a timely manner, we may not effectively manage our inventory and we may experience future significant inventory write-offs, which will adversely affect our operating results. Additionally, we have experienced challenges managing our inventory within the fulfillment centers given storage capacity constraints and challenges hiring fulfillment center employees. These constraints have affected, and may continue to affect, the amount and types of inventory we have available to offer to clients, which could affect our operating results.
Shipping is a critical part of our business and any changes in our shipping arrangements or any interruptions in shipping could adversely affect our operating results.
We currently rely on three major vendors for our shipping. If we are not able to negotiate acceptable pricing and other terms with these entities, shipping prices increase at unexpected levels, or our vendors experience performance problems or other difficulties, it could negatively impact our operating results and our clients experience. In addition, our ability to receive inbound inventory efficiently, ship merchandise to clients, and receive returned merchandise from clients may be negatively affected by inclement weather, fire, flood, power loss, earthquakes, public health crises such as the ongoing COVID-19 pandemic, labor disputes, acts of war or terrorism, periods of high e-commerce volume, such as holiday seasons, and similar factors. Due to our business model and the fact that we recognize revenue from Fixes when a client checks out items, rather than when Fixes are shipped, we may be impacted by shipping delays to a greater extent than our competitors. Additionally, delays in shipping may cause an auto-ship client’s subsequent Fixes to be scheduled for a later date, as their next Fix is not scheduled until their checkout is complete. In the second quarter of our 2021 fiscal year, we experienced carrier and client shipping delays due to the ongoing COVID-19 pandemic and the increased strain on our shipping partners during the holiday season. These delays affected our ability to recognize revenue within the quarter, and we may in the future experience these delays and the resulting impact to our financial results, including potentially during the current and future holiday seasons. With the emergence of the Delta variant and related surge in COVID-19 cases, we have experienced an increase in the number of COVID-19 cases among fulfillment center employees, which is affecting the capacity of our fulfillment centers and is likely to continue to do so. In the past, strikes at major international shipping ports have impacted our supply of inventory from our vendors and severe weather events have resulted in long delivery delays and Fix cancellations. Some of our merchandise may be damaged or lost during transit with our shipping vendors. If a greater portion of our merchandise is not delivered in a timely fashion or is damaged or lost during transit, it could adversely affect our operating results or could cause our clients to become dissatisfied and cease using our services, which would adversely affect our business.

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
The fabrics used by our vendors are made of raw materials including, but not limited to, petroleum-based products and cotton. Significant price increases or fluctuations, currency volatility or fluctuation, tariffs, shortages, increases in shipping or freight costs, or shipping delays of petroleum, cotton, or other raw materials could significantly increase our cost of goods sold or affect our operating results. The COVID-19 pandemic caused delays in some shipments from our suppliers, and as the Delta variant causes a resurgence of COVID-19, we are again experiencing delays in some shipments from our suppliers caused by factory and port closures, port congestion, and shipping container and other shortages. Additionally, we have limited visibility into delays or control over shipping. We expect these delays to continue as long as COVID-19 continues to affect geographies around the world. We are also experiencing increased costs of goods, due to these freight challenges, increases in the price of raw materials, and currency volatility, and we expect that prices may continue to increase in the near future.
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
We are also required to manage numerous relationships with various vendors and other third parties. Further growth of our operations, vendor base, fulfillment centers, information technology systems, or internal controls and procedures may not be adequate to support our operations. Any change or upgrade to our systems to support the growth and increasing complexity of our business involves risk and we may experience problems or delays as we make upgrades or changes to our systems. For example, in the first quarter of fiscal 2022, we experienced technical issues following a systems upgrade to our procure-to-pay processes which affected the transmission, receipt and reconciliation of purchase orders and payments with many of our apparel and accessory vendors. Additionally, we continue to introduce new offerings such as, Freestyle and Fix Preview, as well as new business initiatives and inventory models. The roll-out of these new offerings and initiatives require investments of time and resources and may require changes in our website, mobile apps, information technology systems or processes, which involves inherent risk. These initiatives and changes also may not be rolled out as timely or effectively as we expect or may not produce the results we intend. If new offerings and initiatives are delayed, it could affect our inventory levels. If we are unable to manage the growth of our organization effectively, or if growth initiatives are not introduced timely, do not produce the anticipated results, or cause unanticipated issues, our business, financial condition, and operating results may be adversely affected.

Our continued growth depends on attracting new clients.
Our success depends on our ability to attract new clients in a cost-effective manner. To expand our client base, we must appeal to and acquire clients who have historically used other means to purchase apparel, shoes, and accessories, such as traditional brick-and-mortar apparel retailers or the websites of our competitors. We also face competition for clients from other retailers who offer or plan to offer similar services as ours. We reach new clients through paid marketing, referral programs, organic word of mouth, and other methods of discovery, such as mentions in the press or internet search engine results. Although we have reduced our marketing spend at times, we expect to continue to increase our marketing spend, which may include increased spending on digital, television, radio and other paid marketing channels, and cannot be certain that these efforts will yield more clients, continue to achieve meaningful payback on our investments, or be as cost effective. Our marketing activity and spend may vary from period to period and we may adjust our marketing strategy or spend within a period if we are not achieving the intended results or if we believe the return-on-investment is not favorable, which may result in faster or slower rates of active client growth in any given period. For instance, while we expected to spend a certain amount on marketing in the second quarter of fiscal year 2021, we experienced higher costs per acquisition than expected and, therefore, did not spend as much on marketing as anticipated. Also in the fourth quarter of fiscal year 2021, we did not spend as much on marketing as anticipated as we waited to launch Freestyle to new-to-Stitch Fix customers. Consequently, now that we have launched Freestyle in the first quarter of fiscal year 2022, we may increase marketing spend as we market this new offering. In addition, we seek to attract new clients by offering new products, services, and ways to engage with our platform, such as our Freestyle offering. If such new products or services are not timely launched or are not successful in attracting new clients, our revenue growth and results of operations may suffer. Moreover, new clients may not purchase from us as frequently or spend as much with us as existing clients, and the revenue generated from new clients may not be as high as the revenue generated from our existing clients. These factors may harm our growth prospects and our business could be adversely affected.
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

Our marketing initiatives may become increasingly expensive and generating a meaningful return on those initiatives may be difficult, such as the increased costs we have seen in certain digital marketing channels. We may also adjust our marketing activity from period to period or within a period as we launch new initiatives or offerings, such as Freestyle, run tests, or make decisions on marketing investments in response to anticipated rates of return, such as when we identify favorable cost per acquisition trends. For example, although we have historically reduced our advertising during the holiday season, when many other retailers compete for marketing opportunities, we had planned for more robust advertising during our second fiscal quarter of fiscal year 2021. However, as we experienced higher costs per acquisition than we expected, we did not spend as much on marketing during the quarter as we anticipated. And in the fourth quarter 2021, we did not spend as much on marketing as anticipated as we waited to launch Freestyle to new-to-Stitch Fix customers, and may increase marketing spend as we continue to market this new offering. Even if we successfully increase revenue as a result of our paid marketing efforts, it may not offset the additional marketing expenses we incur.
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
As of October 30, 2021, approximately 3,700 of our employees were stylists, most of whom work remotely and on a part-time basis for us and are paid hourly. The stylists track and report the time they spend working for us. These employees are classified as nonexempt under federal and state law. If we fail to effectively manage our stylists, including by ensuring accurate tracking and reporting of their hours worked and proper processing of their hourly wages, then we may face claims alleging violations of wage and hour employment laws, including, without limitation, claims of back wages, unpaid overtime pay, and missed meal and rest periods. Any such employee litigation could be attempted on a class or representative basis. For example, in August 2020, a representative action under California’s Private Attorneys General Act was filed against us alleging various violations of California’s wage and hour laws relating to our current and former non-exempt stylist employees. While we were able to settle this matter, future litigation concerning our styling employees could be expensive and time-consuming regardless of whether the claims against us are valid or whether we are ultimately determined to be liable, and could divert management’s attention from our business. We could also be adversely affected by negative publicity, litigation costs resulting from the defense of these claims, and the diversion of time and resources from our operations.
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
Natural disasters, such as earthquakes, hurricanes, tornadoes, floods, fires, and other adverse weather events and climate conditions, which may become more frequent and more severe with the increasing effects of climate change; unforeseen public health crises, such as the ongoing COVID-19 pandemic or other pandemics and epidemics; political crises, such as terrorist attacks, war, and other political instability; or other catastrophic events, whether occurring in the United States or internationally, could disrupt our operations in or cause us to close one or more of our offices and fulfillment centers or could disrupt, delay, or otherwise negatively impact the operations of one or more of our third-party providers or vendors. For instance, the severe winter weather and temperatures experienced in Texas and other parts of the country in February 2021 caused us to temporarily close two of our fulfillment centers and affected the shipping of merchandise in and out of fulfillment centers. Furthermore, these types of events could impact our merchandise supply chain, including our ability to ship merchandise to or receive returned merchandise from clients in the impacted region, and could impact our ability or the ability of third parties to operate our sites and ship merchandise. In addition, these types of events could negatively impact consumer spending in the impacted regions. In fact, the COVID-19 pandemic has: disrupted our operations in and caused us to close our offices and require that most of our employees work from home; disrupted our operations in and caused us to close three of our fulfillment centers; required us to implement various operational changes to ensure the health and safety of our employees; had a range of negative effects on the operations of our third-party providers and vendors, including our merchandise supply chain and shipping partners; and negatively impacted consumer spending and the economy generally. Because the COVID-19 pandemic has caused many of these factors to materialize, as described above and throughout these risk factors, it has adversely affected our business and operating results. The ongoing COVID-19 pandemic (including future resurgences of COVID-19 or new variants in the United States or internationally) or the occurrence of another natural disaster, pandemic, or crisis could recreate and/or exacerbate these effects.

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
We collect and maintain significant amounts of personal information and other data relating to our clients and employees. Numerous laws, rules, and regulations in the United States and internationally, including the European Union’s (“EU”) General Data Protection Regulation (the “GDPR”), California’s Consumer Privacy Act (the “CCPA”) and the UK’s Data Protection Act (the “UK GDPR”), govern privacy and the collection, use, and protection of personal information. These laws, rules, and regulations evolve frequently and may be inconsistent from one jurisdiction to another or may be interpreted to conflict with our practices. Any failure or perceived failure by us or any third parties with which we do business to comply with these laws, rules, and regulations, or with other obligations to which we may be or become subject, may result in actions against us by governmental entities, private claims and litigation, fines, penalties, or other liabilities. Any such action would be expensive to defend, damage our reputation, and adversely affect our business and operating results. For example, the GDPR imposes more stringent data protection requirements and provides greater penalties for noncompliance than previous data protection laws. Further, the UK withdrew from the EU on January 31, 2020, subject to a transition period that ended on December 31, 2020 (“Brexit”). The regulation of data protection in the UK after December 31, 2020 is still uncertain and depends on ongoing negotiations between the UK and the EU. The UK GDPR is currently consistent with the GDPR in effect since 2018, but it may evolve following the end of the transition period and it is uncertain whether our operations in, and data transfers to and from, the UK can comply with any future changes in the law. Similarly, the State of California legislature passed the CCPA, which became effective on January 1, 2020. The CCPA requires us to make new disclosures to consumers about our data collection, use, and sharing practices. The CCPA also allows consumers to opt out of certain data sharing with third parties, and provides a new cause of action for data breaches with the possibility of significant statutory damage awards. The CCPA prohibits discrimination against individuals who exercise their privacy rights, provides for civil penalties for violations, and creates a private right of action for data breaches that is expected to increase data breach litigation. The CCPA itself will expand substantially when the California Privacy Rights Act of 2020 (the “CPRA”), which California voters approved in November 2020, takes effect on January 1, 2023. The CPRA will, among other things, restrict use of certain categories of sensitive personal information that we handle; further restrict the sharing of personal information; establish restrictions on the retention of personal information; expand the types of data breaches subject to the private right of action; and establish the California Privacy Protection Agency to implement and enforce the new law, as well as impose administrative fines. Since the enactment of the CCPA, new privacy and data security laws have been proposed in more than half of the U.S. states and in the U.S. Congress, reflecting a trend toward more stringent privacy legislation in the U.S. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, dissemination, and security of data.
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
New income or other tax laws or regulations could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws and regulations could be interpreted, modified, or applied adversely to us. For example, the Tax Cuts and Jobs Act (the “Tax Act”) and CARES Act enacted many significant changes to the U.S. tax laws. Future guidance from the IRS and other tax authorities with respect to the Tax Act and CARES Act may affect us, and certain aspects of the Tax Act and CARES Act could be repealed or modified in future legislation. Further regulatory or legislative developments may also arise. We are currently unable to predict whether such changes will occur and, if so, the ultimate impact on our business. To the extent that such changes have a negative impact on us, our suppliers or our customers, including as a result of related uncertainty, these changes may materially and adversely impact our business, financial condition, results of operations and cash flows.
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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As a result, the holders of our Class B common stock, including our directors, executive officers, and their affiliates, are able to exercise considerable influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stock holdings represent less than 50% of the outstanding shares of our capital stock. As of December 3, 2021, 27,851,283 of our 108,799,813 shares outstanding were held by our directors, executive officers, and their affiliates, and 25,397,274 of such shares held by our directors, executive officers, and their affiliates were shares of Class B common stock. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests. This control may adversely affect the market price of our Class A common stock.
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
We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Specifically, the Sarbanes-Oxley Act requires management to assess the effectiveness of our internal controls over financial reporting and to report any material weaknesses in such internal control. We have experienced material weaknesses and significant deficiencies in our internal controls, including for our fiscal year ended August 3, 2019. Management has concluded that our internal control over financial reporting was effective as of July 31, 2021. However, our testing, or the subsequent testing by our independent public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. If we or our accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, it could harm our operating results, adversely affect our reputation, or result in inaccurate financial reporting. Furthermore, should any such deficiencies arise we could be subject to lawsuits, sanctions or investigations by regulatory authorities, including SEC enforcement actions and we could be required to restate our financial results, any of which would require additional financial and management resources.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
None.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

	Exhibit Number	Description	Incorporation By Reference
			Form	SEC File No.	Exhibit	Filing Date	Filed or Furnished Herewith
	3.1	Amended and Restated Certificate of Incorporation of Stitch Fix, Inc.	8-K	001-38291	3.1	11/21/2017
	3.2	Amended and Restated Bylaws of Stitch Fix, Inc.	8-K	001-38291	3.2	11/21/2017
	18.1	Preferability Letter provided by Deloitte & Touche LLP, the Registrant’s independent registered public accounting firm, for change in accounting principle					X
	31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
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

Stitch Fix, Inc.
Date:	December 8, 2021	By:	/s/ Dan Jedda
Dan Jedda
Chief Financial Officer
(Principal Financial Officer)