Form 10-Q
period 2022-01-29
Stitch Fix, Inc.
filed 2022-03-09
CIK 1576942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 29, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of March 4, 2022, the number of outstanding shares of the registrant’s Class A common stock, par value $0.00002 per share, was 82,970,674, and the number of outstanding shares of the registrant’s Class B common stock, par value $0.00002 per share, was 25,486,335.

STITCH FIX, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Stitch Fix, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	January 29, 2022	July 31, 2021
Assets
Current assets:
Cash and cash equivalents	$193,878	$129,785
Short-term investments	73,052	101,546
Inventory, net	183,458	212,294
Prepaid expenses and other current assets	53,440	50,512
Income tax receivable	27,624	27,667
Total current assets	531,452	521,804
Long-term investments	82,182	59,035
Income tax receivable, net of current portion	27,054	27,054
Property and equipment, net	104,557	86,959
Operating lease right-of-use assets	144,836	118,565
Other long-term assets	8,167	5,732
Total assets	$898,248	$819,149
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$124,431	$73,499
Operating lease liabilities	26,716	25,702
Accrued liabilities	95,021	99,028
Gift card liability	13,164	9,903
Deferred revenue	14,445	18,154
Other current liabilities	2,864	2,027
Total current liabilities	276,641	228,313
Operating lease liabilities, net of current portion	151,704	121,623
Other long-term liabilities	8,821	8,364
Total liabilities	437,166	358,300
Commitments and contingencies (Note 6)
Stockholders’ equity:
Class A common stock, $0.00002 par value – 2,000,000,000 shares authorized; 84,214,880 and 76,780,570 shares issued; 83,532,696 and 76,780,570 shares outstanding	1	1
Class B common stock, $0.00002 par value – 100,000,000 shares authorized; 25,486,335 and 31,175,418 shares issued and outstanding	1	1
Additional paid-in capital	463,143	416,755
Accumulated other comprehensive income	991	3,411
Retained earnings	7,942	40,681
Treasury stock at cost (682,184 and 0 shares)	(10,996)	—
Total stockholders’ equity	461,082	460,849
Total liabilities and stockholders’ equity	$898,248	$819,149
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stitch Fix, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except share and per share amounts)

	For the Three Months Ended		For the Six Months Ended
	January 29, 2022	January 30, 2021	January 29, 2022	January 30, 2021
Revenue, net	$516,724	$504,087	$1,097,968	$994,510
Cost of goods sold	283,920	287,744	592,247	558,716
Gross profit	232,804	216,343	505,721	435,794
Selling, general, and administrative expenses	263,502	256,694	538,269	495,678
Operating loss	(30,698)	(40,351)	(32,548)	(59,884)
Interest income	171	642	505	1,803
Other expense, net	(45)	(107)	(154)	(312)
Loss before income taxes	(30,572)	(39,816)	(32,197)	(58,393)
Provision (benefit) for income taxes	340	(18,777)	542	(46,895)
Net loss	$(30,912)	$(21,039)	$(32,739)	$(11,498)
Other comprehensive loss:
Change in unrealized gain (loss) on available-for-sale securities, net of tax	(654)	(388)	(969)	(1,051)
Foreign currency translation	(848)	1,929	(1,451)	1,591
Total other comprehensive income, net of tax	(1,502)	1,541	(2,420)	540
Comprehensive loss	$(32,414)	$(19,498)	$(35,159)	$(10,958)
Net loss attributable to common stockholders:
Basic	$(30,912)	$(21,039)	$(32,739)	$(11,498)
Diluted	$(30,912)	$(21,039)	$(32,739)	$(11,498)
Loss per share attributable to common stockholders:
Basic	$(0.28)	$(0.20)	$(0.30)	$(0.11)
Diluted	$(0.28)	$(0.20)	$(0.30)	$(0.11)
Weighted-average shares used to compute loss per share attributable to common stockholders:
Basic	109,178,086	105,544,515	108,776,998	104,840,283
Diluted	109,178,086	105,544,515	108,776,998	104,840,283

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stitch Fix, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	For the Three Months Ended January 29, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance as of October 30, 2021	108,794,956	$2	$437,246	$2,493	$38,854	—	$—	$478,595
Issuance of common stock upon exercise of stock options	48,983	—	311	—	—	—	—	311
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	857,276	—	(8,620)	—	—	—	—	(8,620)
Stock-based compensation	—	—	34,206	—	—	—	—	34,206
Repurchase of common stock	—	—	—	—	—	(682,184)	(10,996)	(10,996)
Net loss	—	—	—	—	(30,912)	—	—	(30,912)
Other comprehensive loss, net of tax	—	—	—	(1,502)	—	—	—	(1,502)
Balance as of January 29, 2022	109,701,215	$2	$463,143	$991	$7,942	(682,184)	$(10,996)	$461,082

	For the Three Months Ended January 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance as of October 31, 2020	104,721,741	$2	$367,760	$1,727	$59,098	—	$—	$428,587
Issuance of common stock upon exercise of stock options	1,076,410	—	15,433	—	—	—	—	15,433
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	509,589	—	(17,114)	—	—	—	—	(17,114)
Stock-based compensation	—	—	26,126	—	—	—	—	26,126
Net loss	—	—	—	—	(21,039)	—	—	(21,039)
Other comprehensive income, net of tax	—	—	—	1,541	—	—	—	1,541
Balance as of January 30, 2021	106,307,740	$2	$392,205	$3,268	$38,059	—	$—	$433,534

	For the Six Months Ended January 29, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance as of July 31, 2021	107,955,988	$2	$416,755	$3,411	$40,681	—	$—	$460,849
Issuance of common stock upon exercise of stock options	140,377	—	1,365	—	—	—	—	1,365
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	1,604,850	—	(23,372)	—	—	—	—	(23,372)
Stock-based compensation	—	—	68,395	—	—	—	—	68,395
Repurchase of common stock	—	—	—	—	—	(682,184)	(10,996)	(10,996)
Net loss	—	—	—	—	(32,739)	—	—	(32,739)
Other comprehensive loss, net of tax	—	—	—	(2,420)	—	—	—	(2,420)
Balance as of January 29, 2022	109,701,215	$2	$463,143	$991	$7,942	(682,184)	$(10,996)	$461,082

	For the Six Months Ended January 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance as of August 1, 2020	103,755,507	$2	$348,750	$2,728	$49,557	—	$—	$401,037
Issuance of common stock upon exercise of stock options	1,601,726	—	20,539	—	—	—	—	20,539
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	950,507	—	(24,116)	—	—	—	—	(24,116)
Stock-based compensation	—	—	47,032	—	—	—	—	47,032
Net loss	—	—	—	—	(11,498)	—	—	(11,498)
Other comprehensive income, net of tax	—	—	—	540	—	—	—	540
Balance as of January 30, 2021	106,307,740	$2	$392,205	$3,268	$38,059	—	$—	$433,534

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stitch Fix, Inc.
Condensed Consolidated Statements of Cash Flow
(Unaudited)
(In thousands)

	For the Six Months Ended
	January 29, 2022	January 30, 2021
Cash Flows from Operating Activities
Net loss	$(32,739)	$(11,498)
Adjustments to reconcile net loss to net cash provided by operating activities:
Change in inventory reserves	445	4,619
Stock-based compensation expense	64,713	44,684
Depreciation, amortization, and accretion	17,374	14,206
Other	7	214
Change in operating assets and liabilities:
Inventory	28,100	(62,024)
Prepaid expenses and other assets	(5,755)	2,524
Income tax receivables	43	(44,154)
Operating lease right-of-use assets and liabilities	4,855	(793)
Accounts payable	51,296	11,261
Accrued liabilities	(4,267)	38,763
Deferred revenue	(3,699)	1,884
Gift card liability	3,261	3,669
Other liabilities	1,298	2,311
Net cash provided by operating activities	124,932	5,666
Cash Flows from Investing Activities
Purchases of property and equipment	(30,900)	(13,894)
Purchases of securities available-for-sale	(77,532)	(112,646)
Sales of securities available-for-sale	4,690	29,317
Maturities of securities available-for-sale	76,109	90,439
Net cash used in investing activities	(27,633)	(6,784)
Cash Flows from Financing Activities
Proceeds from the exercise of stock options, net	1,365	20,539
Payments for tax withholdings related to vesting of restricted stock units	(23,372)	(24,116)
Repurchase of common stock	(9,996)	—
Net cash used in financing activities	(32,003)	(3,577)
Net increase (decrease) in cash and cash equivalents	65,296	(4,695)
Effect of exchange rate changes on cash	(1,203)	1,271
Cash and cash equivalents at beginning of period	129,785	143,455
Cash and cash equivalents at end of period	$193,878	$140,031
Supplemental Disclosure
Cash paid for income taxes	$389	$227
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$3,040	$5,530
Capitalized stock-based compensation	$3,682	$2,348
Repurchase of common stock included in accrued liabilities	$1,000	$—
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
COVID-19 Update
There continues to be uncertainty around the COVID-19 pandemic as the Omicron variant of COVID-19, which appears to be the most transmissible and contagious variant to date, has caused an increase in COVID-19 cases globally. The full impact of the COVID-19 pandemic on our business will depend on factors such as the length of time of the pandemic; how federal, state and local governments are responding, the impact of the Omicron variant and other variants that may emerge; vaccination rates among the population; the efficacy of the COVID-19 vaccines against the Omicron variant and other variants that may emerge; the longer-term impact of the pandemic on the economy and consumer behavior; and the effect on our clients, employees, vendors, and other partners.
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
For debt securities with an amortized cost basis in excess of estimated fair value, we determine what amount of that deficit, if any, is caused by expected credit losses. The portion of the deficit attributable to expected credit losses is recognized in other (income) expense, net on our condensed consolidated statements of income. During the three and six months ended January 29, 2022, we did not record any expected credit losses on our available-for-sale debt securities.
We have elected to present accrued interest receivable separately from short-term and long-term investments on our condensed consolidated balance sheets. Accrued interest receivable was $0.7 million and $1.0 million as of January 29, 2022, and January 30, 2021, respectively, and was recorded in prepaid expenses and other current assets. We have also elected to exclude accrued interest receivable from the estimation of expected credit losses on our available-for-sale securities and reverse accrued interest receivable through interest income (expense) when amounts are determined to be uncollectible. We did not write off any accrued interest receivable during the three and six months ended January 29, 2022.
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
In November 2020, we entered into an agreement to lease approximately 700,000 square feet of space to be used as a fulfillment center in Salt Lake City, Utah. This lease commenced in August 2021 and was classified as an operating lease with an initial lease liability of $28.8 million and a right-of-use asset of $24.6 million. In September 2021, we entered into an expansion agreement to lease an additional 300,000 square feet of space at this fulfillment center. This expansion commenced in January 2022 and was classified as an operating lease with an initial lease liability of $14.5 million and right-of-use asset of $14.5 million.

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
Our styling fee and Style Pass arrangements represent the option to purchase merchandise. These fees and arrangements are not distinct within the context of the contract with our Fix customers and therefore do not give rise to separate performance obligations. Both the upfront styling fee and Style Pass annual fee are included in deferred revenue until the performance obligation is satisfied when the client exercises his or her option to purchase merchandise (i.e., upon checkout of a Fix) or when the option(s) to purchase merchandise expire(s).
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
We deduct discounts, sales tax, and estimated refunds to arrive at net revenue. Sales tax collected from clients is not considered revenue and is included in accrued liabilities until remitted to the taxing authorities. All shipping costs are accounted for in cost of goods sold and all handling costs are accounted for as fulfillment costs within selling, general, and administrative expense (“SG&A”), and are therefore not evaluated as a separate performance obligation. Discounts are recorded as a reduction to revenue when the order is accepted. We record a refund reserve based on our historical refund patterns. Our refund reserve, which is included in accrued liabilities in the condensed consolidated balance sheets, was $10.7 million and $11.7 million as of January 29, 2022, and July 31, 2021, respectively.
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
The following table summarizes the balances of contractual liabilities included in other current liabilities, deferred revenue and gift card liability as of the dates indicated:

(in thousands)	January 29, 2022	July 31, 2021
Deferred revenue
Upfront styling fees	$9,567	$11,989
Style Pass annual fees	3,801	3,474
Freestyle orders	1,077	2,691
Total deferred revenue	$14,445	$18,154
Gift card liability	$13,164	$9,903
Other current liabilities
Referral credits	$1,188	$1,231
The following table summarizes revenue recognized during the six months ended January 29, 2022, that was previously included in deferred revenue, gift card liability, and other current liabilities at July 31, 2021:

(in thousands)	Revenue Recognized From Amounts Previously Included in Deferred Balances at July 31, 2021
Upfront styling fees	$11,767
Style Pass annual fees	2,495
Freestyle orders	2,341
Gift card liability	2,085
Referral credits	665
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
No client accounted for greater than 10% of total revenue, net for the three and six months ended January 29, 2022, and January 30, 2021, respectively.
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
Our financial instruments consist of cash and cash equivalents, short-term and long-term investments, accounts payable, and accrued liabilities. At January 29, 2022, and July 31, 2021, the carrying values of cash and cash equivalents, accounts payable, and accrued liabilities approximated fair value due to their short-term maturities.
The following table sets forth the amortized cost, gross unrealized gains, gross unrealized losses and fair values of our short-term and long-term investments accounted for as available-for-sale securities as of January 29, 2022, and July 31, 2021:

	January 29, 2022				July 31, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial Assets:
Investments:
U.S. Treasury securities	$54,991	$—	$(373)	$54,618	$42,009	$35	$—	$42,044
Certificates of deposit	700	—	—	700	1,500	—	—	1,500
Commercial paper	3,000	—	—	3,000	10,192	—	—	10,192
Asset-backed securities	8,666	3	(14)	8,655	10,393	18	(9)	10,402
Corporate bonds	88,706	6	(451)	88,261	96,347	103	(7)	96,443
Total	$156,063	$9	$(838)	$155,234	$160,441	$156	$(16)	$160,581

The following table sets forth the fair value of available-for-sale securities by contractual maturity as of January 29, 2022, and July 31, 2021:

	January 29, 2022				July 31, 2021
(in thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Financial Assets:
Investments:
U.S. Treasury securities	$11,680	$42,938	$—	$54,618	$41,633	$411	$—	$42,044
Certificates of deposit	700	—	—	700	1,500	—	—	1,500
Commercial paper	3,000	—	—	3,000	10,192	—	—	10,192
Asset-backed securities	3,029	5,626	—	8,655	29	10,373	—	10,402
Corporate bonds	54,643	33,618	—	88,261	48,192	48,251	—	96,443
Total	$73,052	$82,182	$—	$155,234	$101,546	$59,035	$—	$160,581

The following table sets forth our cash equivalents, and short-term and long-term investments accounted for as available-for-sale securities that were measured at fair value on a recurring basis based on the fair value hierarchy as of January 29, 2022, and July 31, 2021:

	January 29, 2022				July 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$15,687	$—	$—	$15,687	$10,728	$—	$—	$10,728
Investments:
U.S. Treasury securities	54,618	—	—	54,618	42,044	—	—	42,044
Certificates of deposit	—	700	—	700	—	1,500	—	1,500
Commercial paper	—	3,000	—	3,000	—	10,192	—	10,192
Asset-backed securities	—	8,655	—	8,655	—	10,402	—	10,402
Corporate bonds	—	88,261	—	88,261	—	96,443	—	96,443
Total	$70,305	$100,616	$—	$170,921	$52,772	$118,537	$—	$171,309
There were no transfers of financial assets or liabilities into or out of Level 1, Level 2, or Level 3 for the three and six months ended January 29, 2022, and January 30, 2021.
4.    Accrued Liabilities
Accrued liabilities consisted of the following:

(in thousands)	January 29, 2022	July 31, 2021
Compensation and related benefits	$10,683	$13,645
Advertising	13,039	12,649
Sales taxes	9,316	9,937
Shipping and freight	8,727	6,209
Accrued accounts payable	8,463	5,804
Inventory purchases	25,274	30,384
Sales refund reserve	10,677	11,704
Other	8,842	8,696
Total accrued liabilities	$95,021	$99,028
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
As of January 29, 2022, we did not have any borrowings outstanding under the 2021 Credit Agreement and we were in compliance with all financial covenants.
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
On October 11, 2018, October 26, 2018, November 16, 2018, and December 10, 2018, four putative class action lawsuits alleging violations of the federal securities laws were filed in the U.S. District Court for the Northern District of California, naming as defendants us and certain of our officers. The four lawsuits each make the same allegations of violations of the Securities Exchange Act of 1934, as amended, by us and our officers for allegedly making materially false and misleading statements regarding our active client growth and strategy with respect to television advertising between June 2018 and October 2018. The plaintiffs seek unspecified monetary damages and other relief. The four lawsuits have been consolidated and a lead plaintiff has been appointed. On September 18, 2019, the lead plaintiff in the consolidated class action lawsuits (the “Class Action”) filed a consolidated complaint for violation of the federal securities laws. On October 28, 2019, we and other defendants filed a motion to dismiss the consolidated complaint. The lead plaintiff filed an opposition to the motion to dismiss on December 9, 2019, and we and the other defendants filed our reply in support of our motion to dismiss on December 30, 2019. The court granted our motion to dismiss on September 30, 2020 but allowed the lead plaintiff to file an amended complaint. On November 6, 2020, the lead plaintiff filed his amended complaint. We filed a motion to dismiss the amended complaint on December 7, 2020. The lead plaintiff filed an opposition to the motion to dismiss on January 8, 2021, and we filed our reply in support of our motion to dismiss on January 22, 2021. The court granted our motion to dismiss on October 1, 2021. On October 29, 2021, the plaintiffs filed a notice of appeal to the Ninth Circuit Court of Appeals.
On December 12, 2018, a derivative action was filed against our directors in the same court, alleging the same violations of securities laws as alleged in the Class Action and breach of fiduciary duties. On December 12, 2019, a second derivative action was filed against our directors in the same court, alleging the same violations of securities laws and breach of fiduciary duties as the other derivative action. The two derivative actions have been related to each other and to the Class Action, and all the related cases are now proceeding before a single judge in the U.S. District Court for the Northern District of California. The derivative actions have been stayed pending resolution of the plaintiffs’ appeals of the dismissal of the Class Action pursuant to the parties’ stipulation.
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

7.    Accumulated Other Comprehensive Income (Loss)
The following tables present the changes in AOCI by component and, if applicable, the reclassifications out of AOCI for the periods presented:

	For the Three Months Ended January 29, 2022			For the Three Months Ended January 30, 2021
(in thousands)	Available-for-sale Securities	Foreign Currency Translation	Total	Available-for-sale Securities	Foreign Currency Translation	Total
Beginning balance	$(605)	$3,098	$2,493	$550	$1,177	$1,727
Other comprehensive income (loss) before reclassifications(1)	(654)	(848)	(1,502)	(389)	1,929	1,540
Amounts reclassified from AOCI	—	—	—	1	—	1
Net change in AOCI	(654)	(848)	(1,502)	(388)	1,929	1,541
Ending balance	$(1,259)	$2,250	$991	$162	$3,106	$3,268

	For the Six Months Ended January 29, 2022			For the Six Months Ended January 30, 2021
(in thousands)	Available-for-sale Securities	Foreign Currency Translation	Total	Available-for-sale Securities	Foreign Currency Translation	Total
Beginning balance	$(290)	$3,701	$3,411	$1,213	$1,515	$2,728
Other comprehensive income (loss) before reclassifications(1)	(969)	(1,451)	(2,420)	(937)	1,591	654
Amounts reclassified from AOCI	—	—	—	(114)	—	(114)
Net change in AOCI	(969)	(1,451)	(2,420)	(1,051)	1,591	540
Ending balance	$(1,259)	$2,250	$991	$162	$3,106	$3,268

 (1) There was no associated income tax effect for gains/losses on available-for-sale securities for the three and six months ended January 29, 2022 or January 30, 2021, as we have recorded a valuation allowance against these deferred tax balances.
8.    Stock-Based Compensation
2011 Equity Incentive Plan
In 2011, we adopted the 2011 Equity Incentive Plan (the “2011 Plan”). The 2011 Plan provided for the grant of stock-based awards to employees, directors, and nonemployees under terms and provisions established by the board of directors.
The 2011 Plan allowed for the grant of incentive stock options or nonqualified stock options as well as restricted stock units, restricted stock, and stock appreciation rights. Only incentive and nonqualified stock options were granted under the 2011 Plan. Employee stock option awards generally vest 25% on the first anniversary of the grant date with the remaining shares subject to the option vesting ratably over the next three years subject to the employee’s continued service with the Company. Options generally expire after 10 years. Effective upon our initial public offering in 2017, the 2011 Plan was replaced by the 2017 Incentive Plan.
2017 Incentive Plan
In November 2017, our Board of Directors and stockholders adopted our 2017 Incentive Plan (the “2017 Plan”). The remaining shares available for issuance under our 2011 Plan became reserved for issuance under the 2017 Plan. Our 2017 Plan provides for the grant of Class A incentive stock options to employees, including employees of our subsidiaries, and for the grant of nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards (“RSU”), performance stock awards, performance cash awards, and other forms of stock awards to employees, directors, and consultants, including employees and consultants of our subsidiaries. Employee stock option awards generally vest 25% on the first anniversary of the grant date with the remaining shares subject to the option vesting ratably over the next three years subject to the employee’s continued service with the Company. Options generally expire after 10 years. RSU awards made to employees generally vest ratably on a quarterly basis over four years subject to the employee’s continued service with the Company. The number of shares authorized for issuance under the 2017 Plan was 32,793,232 shares of Class A common stock as of January 29, 2022.

2019 Inducement Plan
In October 2019, our Board of Directors adopted our 2019 Inducement Plan (the “2019 Plan”). Our 2019 Plan provides for the grant of Class A nonqualified stock options and RSU awards to individuals who satisfy the standards for inducement grants under the relevant Nasdaq Stock Market rules. The number of shares authorized for issuance under the 2019 Plan was 4,750,000 shares of Class A common stock as of January 29, 2022.
Stock option activity under the 2011 Plan, 2017 Plan, and 2019 Plan is as follows:

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in thousands)
Balance – July 31, 2021	3,650,482	$25.47	7.40	$106,490
Granted	548,347	18.50
Exercised	(140,377)	9.92
Cancelled	(157,925)	38.97
Balance – January 29, 2022	3,900,527	$24.50	7.33	$3,207
The aggregate intrinsic value is the difference between the current fair value of the underlying common stock and the exercise price for in-the-money stock options.
The following table summarizes the RSU award activity under the 2017 Plan and 2019 Plan:

	Unvested RSUs
	Class A Common Stock	Weighted- Average Grant Date Fair Value
Unvested at July 31, 2021	10,264,925	$31.35
Granted	3,867,855	29.07
Vested	(1,604,850)	28.74
Forfeited	(2,186,550)	29.20
Unvested at January 29, 2022	10,341,380	$31.36
Stock-Based Compensation Expense
Stock-based compensation expense for employees was $32.4 million and $64.7 million for the three and six months ended January 29, 2022 and $24.8 million and $44.7 million for the three and six months ended January 30, 2021. Stock-based compensation expense is included in selling, general, and administrative expenses in our condensed consolidated statements of operations and comprehensive income.
As of January 29, 2022, the total unrecognized compensation expense related to unvested options and RSUs, net of estimated forfeitures, was $305.9 million, which we expect to recognize over an estimated weighted average period of 2.4 years. The weighted-average grant date fair value of options granted during the six months ended January 29, 2022, was $9.11 per share. The weighted-average grant date fair value of options granted during the six months ended January 30, 2021, was $28.46 per share.
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

	For the Three Months Ended		For the Six Months Ended
	January 29, 2022	January 30, 2021	January 29, 2022	January 30, 2021
Expected term (in years)	3.2 - 5.5	5.3 - 6.3	3.2 - 5.5	5.3 - 6.3
Volatility	62.1%	55.5%	62.1%	55.5% - 55.9%
Risk free interest rate	0.8% - 1.3%	0.4% - 0.5%	0.8% -1.3%	0.3% - 0.5%
Dividend yield	—%	—%	—%	—%

9.    Income Taxes
The following table summarizes our effective tax rate from income for the periods presented:

	For the Three Months Ended		For the Six Months Ended
(in thousands)	January 29, 2022	January 30, 2021	January 29, 2022	January 30, 2021
Income (loss) before income taxes	$(30,572)	$(39,816)	$(32,197)	$(58,393)
Provision (benefit) for income taxes	340	(18,777)	542	(46,895)
Effective tax rate	(1.1)%	47.2%	(1.7)%	80.3%
We are primarily subject to income taxes in the United States and the United Kingdom. Our effective tax rate for the three and six months ended January 29, 2022, differs from the federal statutory income tax rate primarily due to the full valuation allowance recorded on our net federal and state deferred tax assets. The tax provision for the three and six months ended January 29, 2022, is comprised of state taxes and income taxes in foreign jurisdictions.
Our effective tax rate for the three and six months ended January 30, 2021, differed from the federal statutory income tax rate primarily due to the net operating loss carryback provisions of the CARES Act and excess tax benefits from stock-based compensation, partially offset by certain nondeductible expenses.
We continue to monitor the progress of ongoing discussions with tax authorities and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions.
10.    Net Loss Per Share Attributable to Common Stockholders
Basic and diluted loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities: Class A and Class B common stock. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting, conversion, and transfer rights. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock is convertible at any time at the option of the stockholder into one share of Class A common stock.
Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period.
For the calculation of diluted loss per share, net loss attributable to common stockholders for basic EPS is adjusted by the effect of dilutive securities. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding, including all potentially dilutive common shares. The undistributed earnings are allocated based on the contractual participation rights of the Class A and Class B common shares as if the earnings for the year have been distributed. As the liquidation and dividend rights are identical, the undistributed loss is allocated on a proportionate basis. The computation of the diluted net loss per share of Class A common stock assumes the conversion of Class B common stock, while diluted net loss per share of Class B common stock does not assume the conversion of Class A common stock as Class A common stock is not convertible into Class B common stock.
In January 2022, the Company's Board of Directors authorized a share repurchase program to repurchase up to $150.0 million of our outstanding Class A common stock, with no expiration date (the “2022 Repurchase Program”). The actual timing, number and value of shares repurchased in the future will be determined by the Company in its discretion and will depend on a number of factors, including market conditions, applicable legal requirements, our capital needs, and whether there is a better alternative use of capital. Repurchases during any given fiscal period under the 2022 Repurchase Program will reduce the number of weighted-average common shares outstanding for the period.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted loss per share attributable to common stockholders is as follows:

	For the Three Months Ended
	January 29, 2022		January 30, 2021
(in thousands, except share and per share amounts)	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(23,688)	$(7,224)	$(12,790)	$(8,249)
Net loss attributable to common stockholders - basic	(23,688)	(7,224)	(12,790)	(8,249)
Reallocation of undistributed loss as a result of conversion of Class B to Class A shares	(7,224)	—	(8,249)	—
Net loss attributable to common stockholders - diluted	$(30,912)	$(7,224)	$(21,039)	$(8,249)
Denominator:
Weighted-average shares of common stock - basic	83,661,893	25,516,193	64,163,400	41,381,115
Conversion of Class B to Class A common shares outstanding	25,516,193	—	41,381,115	—
Weighted-average shares of common stock - diluted	109,178,086	25,516,193	105,544,515	41,381,115
Loss per share attributable to common stockholders:
Basic	$(0.28)	$(0.28)	$(0.20)	$(0.20)
Diluted	$(0.28)	$(0.28)	$(0.20)	$(0.20)

	For the Six Months Ended
	January 29, 2022		January 30, 2021
(in thousands, except share and per share amounts)	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(24,559)	$(8,180)	$(6,765)	$(4,733)
Net loss attributable to common stockholders - basic	(24,559)	(8,180)	(6,765)	(4,733)
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	(8,180)	—	(4,733)	—
Net loss attributable to common stockholders - diluted	$(32,739)	$(8,180)	$(11,498)	$(4,733)
Denominator:
Weighted-average shares of common stock - basic	81,598,382	27,178,616	61,685,068	43,155,215
Conversion of Class B to Class A common shares outstanding	27,178,616	—	43,155,215	—
Weighted-average shares of common stock - diluted	108,776,998	27,178,616	104,840,283	43,155,215
Loss per share attributable to common stockholders:
Basic	$(0.30)	$(0.30)	$(0.11)	$(0.11)
Diluted	$(0.30)	$(0.30)	$(0.11)	$(0.11)
The following common stock equivalents were excluded from the computation of diluted loss per share for the periods presented because including them would have been antidilutive:

	For the Three Months Ended		For the Six Months Ended
	January 29, 2022	January 30, 2021	January 29, 2022	January 30, 2021
Restricted stock units	10,341,380	8,372,991	10,341,380	7,468,108
Stock options to purchase Class A common stock	2,715,632	1,465,162	2,715,632	1,153,235
Stock options to purchase Class B common stock	1,184,895	1,937,512	1,184,895	1,953,331
Total	14,241,907	11,775,665	14,241,907	10,574,674

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
For the three months ended January 29, 2022, we reported $516.7 million in net revenue, representing year-over-year growth of 2.5% from the three months ended January 30, 2021. As of January 29, 2022, and January 30, 2021, we had 4,019,000 and 3,873,000 active clients, respectively, representing year-over-year growth of 3.8%.
During the three months ended January 29, 2022, our year-over-year net revenue growth rate was lower than it has historically been. We believe this trend will continue for the remainder of this fiscal year and expect net revenue growth to be flat to slightly down year over year for the full year, primarily due to our challenges in acquiring new clients during the first half of fiscal 2022, which will have a negative compounding effect on net revenue in the second half of our 2022 fiscal year.
Net loss for the three and six months ended January 29, 2022, was $30.9 million and $32.7 million, respectively, compared to net loss for three and six months ended January 30, 2021, of $21.0 million and $11.5 million, respectively. For more information on the components of net loss, refer to the section titled “Results of Operations” below.
In January 2022, our Board of Directors authorized a share repurchase program to repurchase up to $150.0 million of our outstanding Class A common stock, with no expiration date. Refer to the section titled “Liquidity and Capital Resources—Share Repurchases” for more information.

COVID-19 Update
There continues to be uncertainty around the COVID-19 pandemic as the Omicron variant of COVID-19, which appears to be the most transmissible and contagious variant to date, has caused an increase in COVID-19 cases globally. The full impact of the COVID-19 pandemic on our business will depend on factors such as the length of time of the pandemic; how federal, state and local governments are responding; the impact of the Omicron variant and other variants that may emerge; vaccination rates among the population; the efficacy of the COVID-19 vaccines against the Omicron variant and other variants that emerge; the longer-term impact of the pandemic on the economy and consumer behavior; and the effect on our clients, employees, vendors, and other partners.
During this time, we are focused on protecting the health and safety of our employees and clients, while seeking to continue operating our business responsibly.
While we only experienced intermittent and temporary closures of our fulfillment centers in fiscal year 2021 due to COVID-19, we experienced an increase of COVID-19 cases in our fulfillment centers in connection with the increases of cases caused by both the Delta variant and, more recently, the Omicron variant. These increases in cases affected capacity at our fulfillment centers. Additionally, we have experienced difficulty hiring employees in our fulfillment centers, which we attribute to COVID-19 concerns and to increased competition and rising wages for eCommerce fulfillment center workers as eCommerce demand accelerates.
While we expect many employees to return to our offices later this fiscal year, the timing of such a return has been affected by the Omicron variant and related surge in COVID-19 cases and could be further effected by this resurgence of COVID-19 or additional resurgences. When we return to our offices, we expect many employees to continue to work in a remote capacity or a hybrid of in-person and remote work. These changes to our operations going forward present additional challenges and increased costs to ensure our offices are safe and functional for hybrid offices that enable effective collaboration of both remote and in-person colleagues.
The effect of the COVID-19 pandemic on the broader economy and consumer behavior continues to evolve. While we did initially experience lower demand during the third quarter of fiscal 2020, we saw growth in new client demand and strong auto-ship retention during fiscal 2021. For further discussion of the COVID-19 related risks facing our business, refer to the “Risk Factors” section included in Part II, Item 1A.
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
Adjusted EBITDA
We define adjusted EBITDA as net income (loss) excluding interest income, other expense, net, provision (benefit) for income taxes, depreciation and amortization, and stock-based compensation expense. The following table presents a reconciliation of net income (loss), the most comparable GAAP financial measure, to adjusted EBITDA for each of the periods presented:

	For the Three Months Ended		For the Six Months Ended
(in thousands)	January 29, 2022	January 30, 2021	January 29, 2022	January 30, 2021
Net loss	$(30,912)	$(21,039)	$(32,739)	$(11,498)
Add (deduct):
Interest income	(171)	(642)	(505)	(1,803)
Other expense, net	45	107	154	312
Provision (benefit) for income taxes	340	(18,777)	542	(46,895)
Depreciation and amortization	8,439	6,664	16,179	13,123
Stock-based compensation expense	32,390	24,759	64,713	44,684
Adjusted EBITDA	$10,131	$(8,928)	$48,344	$(2,077)
Free Cash Flow
We define free cash flow as cash flows provided by operating activities reduced by purchases of property and equipment that are included in cash flows used in investing activities. The following table presents a reconciliation of cash flows provided by operating activities, the most comparable GAAP financial measure, to free cash flow for each of the periods presented:

	For the Six Months Ended
(in thousands)	January 29, 2022	January 30, 2021
Free cash flow reconciliation:
Cash flows provided by operating activities	$124,932	$5,666
Deduct:
Purchases of property and equipment	(30,900)	(13,894)
Free cash flow	$94,032	$(8,228)
Cash flows used in investing activities	$(27,633)	$(6,784)
Cash flows used in financing activities	$(32,003)	$(3,577)
Operating Metrics

	January 29, 2022	October 30, 2021	July 31, 2021	May 1, 2021	January 30, 2021
Active clients (in thousands)	4,019	4,180	4,165	4,107	3,873
Net revenue per active client	$549	$524	$505	$481	$467
Active Clients
We believe that the number of active clients is a key indicator of our growth and the overall health of our business. We define an active client as a client who checked out a Fix or was shipped an item using our direct-buy functionality, “Freestyle,” in the preceding 52 weeks, measured as of the last day of that period. A client checks out a Fix when she indicates what items she is keeping through our mobile application or on our website. We consider each Men’s, Women’s, or Kids account as a client, even if they share the same household. We had 4,019,000 and 3,873,000 active clients as of January 29, 2022, and January 30, 2021, respectively, representing year-over-year growth of 3.8%.
Net Revenue per Active Client
We believe that net revenue per active client is an indicator of client engagement and satisfaction. We calculate net revenue per active client based on net revenue over the preceding four fiscal quarters divided by the number of active clients, measured as of the last day of the period. Net revenue per active client was $549 and $467 as of January 29, 2022, and January 30, 2021, respectively, representing a year-over-year increase of 17.6%.

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
In the first half of fiscal 2022, we experienced lower than expected inventory receipts due largely to global supply chain delays. We will continue to actively manage these delays and have plans to mitigate the impact on future periods.
Client Acquisition and Engagement
To grow our business, we must continue to acquire clients and successfully engage them. We believe that implementing broad-based marketing strategies that increase our brand awareness has the potential to strengthen Stitch Fix as a national consumer brand, help us acquire new clients, and drive revenue growth. As our business has achieved a greater scale and we are able to support a large and growing client base, we have historically increased our investments in marketing to take advantage of more marketing channels to efficiently acquire clients. We currently utilize both digital and offline channels to attract new visitors to our website or mobile app and subsequently convert them into clients. Our current marketing efforts include client referrals, affiliate programs, partnerships, display advertising, television, print, radio, video, content, direct mail, social media, email, mobile “push” communications, search engine optimization, and keyword search campaigns. The recent launch of Freestyle to new-to-Stitch Fix clients has opened up new marketing opportunities and channels with which we have less experience. Our marketing expenses have varied from period to period, and we expect this trend to continue as we test new channels and refine our marketing strategies.
The largest component of our marketing spend is advertising, which was $35.3 million and $86.0 million, respectively, for the three and six months ended January 29, 2022, compared to $42.0 million and $93.4 million, respectively, for the three and six months ended January 30, 2021.
We must also continue to improve the diversity of our offerings to successfully acquire clients and increase engagement. These efforts may include broadening our brand partnerships and expanding into new categories, product types, price points, and geographies.
Investment in our Operations and Infrastructure
To grow our client base and enhance our offering, we will incur additional expenses. We intend to leverage our data science and deep understanding of our clients’ needs to inform investments in operations and infrastructure. We anticipate that our expenses will increase as we continue to hire additional personnel and further advance our technological and data science capabilities. Moreover, we intend to make capital investments in our inventory, fulfillment centers, and office space and logistics infrastructure as we launch new offerings, expand internationally, and drive operating efficiencies. For example, in early fiscal 2022, we began operations at a new 700,000 square-foot fulfillment center in Salt Lake City, Utah, which increases our fulfillment center capacity.
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
Generally, changes in our merchandise mix have not caused significant fluctuations in our gross margin to date; however, categories, brands, product types, and price points do have a range of margin profiles. For example, our Exclusive Brands have generally contributed higher margins and third-party brands have generally contributed lower margins. We continue to analyze and evolve our merchandise mix and may increase or add national third-party brands to improve the client experience and attract new active clients. Shifts in merchandise mix, particularly if we increase the number of national third-party brands we offer, may affect or result in fluctuations in our gross margin from period to period.

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
Results of Operations
Comparison of the Three and Six Months Ended January 29, 2022, and January 30, 2021
The following table sets forth our results of operations for the periods indicated:

	For the Three Months Ended		%	For the Six Months Ended		%
(in thousands)	January 29, 2022	January 30, 2021	Change	January 29, 2022	January 30, 2021	Change
Revenue, net	$516,724	$504,087	2.5%	$1,097,968	$994,510	10.4%
Cost of goods sold	283,920	287,744	(1.3)%	592,247	558,716	6.0%
Gross profit	232,804	216,343	7.6%	505,721	435,794	16.0%
Selling, general, and administrative expenses	263,502	256,694	2.7%	538,269	495,678	8.6%
Operating loss	(30,698)	(40,351)	(23.9)%	(32,548)	(59,884)	(45.6)%
Interest income	171	642	(73.4)%	505	1,803	(72.0)%
Other expense, net	(45)	(107)	(57.9)%	(154)	(312)	(50.6)%
Loss before income taxes	(30,572)	(39,816)	(23.2)%	(32,197)	(58,393)	(44.9)%
Provision (benefit) for income taxes	340	(18,777)	(101.8)%	542	(46,895)	(101.2)%
Net loss	$(30,912)	$(21,039)	46.9%	$(32,739)	$(11,498)	184.7%

 The following table sets forth the components of our results of operations as a percentage of revenue:

	For the Three Months Ended		For the Six Months Ended
	January 29, 2022	January 30, 2021	January 29, 2022	January 30, 2021
Revenue, net	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	54.9%	57.1%	53.9%	56.2%
Gross margin	45.1%	42.9%	46.1%	43.8%
Selling, general, and administrative expenses	51.0%	50.9%	49.0%	49.8%
Operating loss	(5.9)%	(8.0)%	(2.9)%	(6.0)%
Interest income	—%	0.1%	—%	0.1%
Other expense, net	—%	—%	—%	—%
Loss before income taxes	(5.9)%	(7.9)%	(2.9)%	(5.9)%
Provision (benefit) for income taxes	0.1%	(3.7)%	—%	(4.7)%
Net loss	(6.0)%	(4.2)%	(2.9)%	(1.2)%
Revenue and Gross Margin
Revenue increased by $12.6 million and $103.5 million or 2.5% and 10.4%, respectively, during the three and six months ended January 29, 2022, compared with the same periods last year. The increase in revenue for the three and six months ended January 29, 2022, compared to the same periods last year was primarily attributable to the increase in net revenue per active client.
Gross margin for the three and six months ended January 29, 2022, increased by 214 basis points and 224 basis points, respectively, compared with the same periods last year. The increase for the three and six months ended January 29, 2022 was primarily driven by leverage in shipping costs due to higher average order values, and improved product margins. This increase was partially offset by higher clearance rates.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses (“SG&A”) increased by $6.8 million and $42.6 million for the three and six months ended January 29, 2022, compared with the same periods last year. As a percentage of revenue, SG&A was relatively flat at 51.0% for the three months ended January 29, 2022, compared with 50.9% for the three months ended January 30, 2021, and decreased to 49.0% for the six months ended January 29, 2022, compared with 49.8% for the six months ended January 30, 2021.
The increase in SG&A for the three and six months ended January 29, 2022, compared with the same periods last year, was primarily related to higher compensation and benefits expense, including higher stock-based compensation. The increase was also attributable to higher hourly wages for our full-time U.S. warehouse associates. These drivers were partially offset by lower costs due to the issuance of high-dollar referral credits to existing clients in the prior year periods.
The decrease in SG&A as a percentage of revenue in the six months ended January 29, 2022, compared to the six months ended January 30, 2021, was primarily related to lower costs due to the issuance of high-dollar referral credits to existing clients in the prior year, and our decision to reduce advertising spend driven by recent challenges in conversion.
Provision (Benefit) for Income Taxes
The following table summarizes our effective tax rate from income for the periods presented:

	For the Three Months Ended		For the Six Months Ended
(in thousands)	January 29, 2022	January 30, 2021	January 29, 2022	January 30, 2021
Loss before income taxes	$(30,572)	$(39,816)	$(32,197)	$(58,393)
Provision (benefit) for income taxes	340	(18,777)	542	(46,895)
Effective tax rate	(1.1)%	47.2%	(1.7)%	80.3%
We are primarily subject to income taxes in the United States and the United Kingdom. Our effective tax rate for the three and six months ended January 29, 2022, differs from the federal statutory income tax rate primarily due to the full valuation allowance recorded on our net federal and state deferred tax assets. The tax provision for the three and six months ended January 29, 2022, is comprised of state taxes and income taxes in foreign jurisdictions.

Our effective tax rate for the three and six months ended January 30, 2021, differed from the federal statutory income tax rate primarily due to the net operating loss carryback provisions of the CARES Act and excess tax benefits from stock-based compensation, partially offset by certain nondeductible expenses.
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
As of January 29, 2022, we had $193.9 million of cash and cash equivalents and $155.2 million of investments. Our investment balance includes $73.1 million of short-term investments with contractual maturities of 12 months or less as of January 29, 2022.
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
As of January 29, 2022, we did not have any borrowings outstanding under the 2021 Credit Agreement and we were in compliance with all financial covenants.
For information on the terms of the 2021 Credit Agreement, please see “Credit Agreement” in Note 5 of the Notes to Condensed Consolidated Financial Statements included in this Report.
Uses of Cash
Our primary use of cash includes operating costs such as merchandise purchases, lease obligations, compensation and benefits, marketing, and other expenditures necessary to support our business growth. We may also use cash to repurchase shares of our common stock.
We believe our existing cash, cash equivalents, investment balances, and the borrowing available under our 2021 Credit Agreement, if needed, will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months.
Share Repurchases
In January 2022, our Board of Directors authorized a share repurchase program to repurchase up to $150.0 million of our outstanding Class A common stock, with no expiration date (the “2022 Repurchase Program”). We may repurchase shares from time to time through open market repurchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. The actual timing, number and value of shares repurchased in the future will be determined by the Company in its discretion and will depend on a number of factors, including price, trading volume, market conditions, and other general business conditions. Repurchases will be funded from the Company’s existing cash and cash equivalents or future cash flow. The repurchase program may be modified, suspended, or terminated at any time. As of January 29, 2022, the Company has repurchased 682,184 shares of Class A common stock for approximately $11.0 million under the 2022 Repurchase Program.

Cash Flows
The following table summarizes our cash flows for the periods indicated below:

	For the Six Months Ended
(in thousands)	January 29, 2022	January 30, 2021
Net cash provided by operating activities	$124,932	$5,666
Net cash used in investing activities	(27,633)	(6,784)
Net cash used in financing activities	(32,003)	(3,577)
Net increase (decrease) in cash and cash equivalents	$65,296	$(4,695)
Cash provided by operating activities
During the six months ended January 29, 2022, cash provided by operating activities was $124.9 million, which consisted of a net loss of $32.7 million, offset by non-cash charges of $82.5 million and by a change of $75.2 million in our net operating assets and liabilities. The non-cash charges were primarily driven by $64.7 million of stock-based compensation expense and $17.4 million of depreciation, amortization, and accretion. The change in our net operating assets and liabilities was primarily due to an increase of $47.0 million in our accounts payable and accrued liabilities related to increased business activity and timing of payments, and a change of $28.1 million in our inventory balance primarily due to a decline in inventory receipts from global supply chain delays.
During the six months ended January 30, 2021, cash provided by operating activities was $5.7 million, which consisted of a net loss of $11.5 million, offset by non-cash charges of $63.7 million and by a change of $46.5 million in our net operating assets and liabilities. The non-cash charges were largely driven by $44.7 million of stock-based compensation expense and $14.2 million of depreciation, amortization, and accretion. The change in our net operating assets and liabilities was primarily due to a change of $62.0 million in our inventory balance due to increased inventory purchases to support our growth and a change of $44.2 million in long-term federal income tax receivables due to the net operating loss carryback provisions of the CARES act. This was partially offset by an increase of $50.0 million in our accounts payable and accrued liabilities related to increased business activity and timing of payments.
Cash used in investing activities
During the six months ended January 29, 2022, cash used in investing activities was $27.6 million. This was primarily due to maturities and sales of available-for-sale securities of $76.1 million and $4.7 million, respectively, substantially offset by our investment of $77.5 million in available-for-sale securities and purchases of property and equipment of $30.9 million.
During the six months ended January 30, 2021, cash used in investing activities was $6.8 million. This was primarily due to purchases of property and equipment of $13.9 million and our investment of $112.6 million in highly rated available-for-sale securities, substantially offset by maturities and sales of available-for-sale securities of $90.4 million and $29.3 million, respectively.
Cash used in financing activities
During the six months ended January 29, 2022, cash used in financing activities was $32.0 million. This was primarily due to payments for tax withholding related to vesting of restricted stock units and purchases of Class A common stock pursuant to the 2022 Repurchase Program, partially offset by proceeds from the exercise of stock options.
During the six months ended January 30, 2021, cash used in financing activities was $3.6 million. This was primarily due to payments for tax withholding related to vesting of restricted stock units, partially offset by proceeds from the exercise of stock options
Contractual Obligations and Other Commitments
There have been no other material changes to our contractual obligations and other commitments as disclosed in our 2021 Annual Report.
Refer to “Note 2 - Summary of Significant Accounting Policies: Leases” in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for commitments entered into during the six months ended January 29, 2022.

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
Interest Rate Risk
We are primarily exposed to market risks through interest rate risk on our investments. As of January 29, 2022, we had $155.2 million in highly rated investments accounted for as available-for-sale securities, which are presented on our balance sheet at their fair market value compared to $160.6 million as of July 31, 2021. These interest-earning instruments carry a degree of interest rate risk; however, a hypothetical 10% change in interest rates during the three and six months ended January 29, 2022, would not have had a material impact on our condensed consolidated financial statements.
Foreign Currency Risk
As of January 29, 2022, our revenue was earned in U.S. dollars and British pound sterling. Our expansion into the United Kingdom (“UK”) exposes us to fluctuations in foreign currency exchange rates. Fluctuations in foreign currency exchange rates may also result in transaction gains or losses on transactions in currencies other than the U.S. Dollar or British pound sterling. For the three and six months ended January 29, 2022, a hypothetical 10% increase or decrease in current exchange rates would not have had a material impact on our condensed consolidated financial results.
Inflation Risk
The primary inflationary factors affecting our business are merchandise costs, raw material costs, shipping and freight costs, and labor costs. We do not believe that inflation has had a material effect on our business, financial condition, or results of operations to date. Nonetheless, our costs are subject to inflationary pressures, which we expect to continue, and if those pressures become significant, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, and results of operations.
ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report. Based on the evaluation of our disclosure controls and procedures as of January 29, 2022, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes during the quarter ended January 29, 2022 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•Our continued growth depends on attracting new clients.
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
•Our business, including our costs and supply chain, is subject to risks associated with the sourcing and pricing of merchandise and raw materials.
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
•We rely on paid marketing to help grow our business, but these efforts may not be successful or cost effective, and such expenses may vary from period to period.
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
•We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance long-term stockholder value. Share repurchases could also increase the volatility of the trading price of our stock and could diminish our cash reserves.
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
•We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance long-term stockholder value. Share repurchases could also increase the volatility of the trading price of our stock and could diminish our cash reserves.

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
Our business has been and may continue to be materially impacted by the effects of the ongoing COVID-19 pandemic. This pandemic and related measures taken to contain the spread of COVID-19, such as government-mandated business closures, office closures, state and local orders to “shelter in place,” and travel and transportation restrictions, have negatively affected the U.S. and global economies and disrupted global supply chains. There continues to be uncertainty around the COVID-19 pandemic, its duration, and its impact on U.S. and global economic activity and consumer behavior. The Omicron variant of COVID-19, which appears to be the most transmissible and contagious variant to date, has caused an increase in COVID-19 cases globally.
The COVID-19 pandemic and related measures have resulted in significant disruption that has negatively impacted and may continue to negatively impact our business, including our operational capacity and results of operations. We experienced temporary closures and reduced capacity in the third quarter of fiscal year 2020 as we temporarily closed three of our fulfillment centers as we responded to the pandemic. We allowed employees to opt-in to work, provided them with four weeks of flexible paid time off, and implemented additional safety protocols. These efforts resulted in significantly less capacity in our fulfillment centers during the third quarter of fiscal year 2020, which resulted in delayed Fix shipments, a significant Fix backlog, delayed inventory and return processing, extended wait times for clients, and inventory management challenges. While we only experienced intermittent and temporary closures in fiscal year 2021, we experienced increases of COVID-19 cases in our fulfillment centers in connection with the increases of cases caused by both the Delta variant and, more recently, the Omicron variant. These increases in cases negatively affected operations at our fulfillment centers and any future surges in cases may negatively affect our operations in the future. Additionally, we have experienced difficulty hiring employees in our fulfillment centers, which we attribute to COVID-19 concerns and to increased competition and rising wages for eCommerce fulfillment center workers as eCommerce demand accelerates. Capacity constraints in our fulfillment centers could cause delayed Fix shipments, delayed inventory and return processing, and inventory management challenges.

The COVID-19 pandemic has, at times, negatively impacted our results of operations, and the future impact and duration of this impact remain uncertain. It will depend on factors such as the length of time the pandemic; how national, state and local governments are responding; the impact of the Omicron variant and other variants that may emerge; the availability of vaccines in different parts of the world; the vaccine rates among the population; the efficacy of the COVID-19 vaccines against the Omicron variant and other variants that may emerge; the response by governmental bodies to reinstate mandated business closures, orders to “shelter in place,” and travel and transportation restrictions; the impact of the pandemic on the economy and consumer behavior, including the impacts of any recession or inflationary pressures resulting from the pandemic; and the effect on our clients, employees, vendors, and other partners. For example, we continue to work with our vendors to minimize inventory disruptions, but future delays and supply constraints may negatively affect our ability to obtain and manage inventory. We have experienced shipping delays to and from our customers as a result of our shipping vendors' challenges fulfilling higher eCommerce shipping demand, which has impacted our results of operations. We also have been affected by, and expect to continue to be affected by, COVID-related freight delays and difficulties sourcing materials. Additionally, we may be negatively impacted if consumers shift back to traditional brick-and-mortar apparel retailers following the pandemic.
Our corporate headquarters remains closed to the majority of employees. While we expect many employees to return to our office later this fiscal year, the expected timing of such a return has been affected by the Omicron variant and related surge in COVID-19 cases and could be further delayed by this resurgence of COVID-19 or additional resurgences. Additionally, when we return to our office, we expect many employees to continue to work in a remote capacity or a hybrid of in-person and remote work. These changes to our operations going forward present additional risks, uncertainties and costs that could affect our performance, including increased operational risk, uncertainty regarding office space needs, heightened vulnerability to cyber attacks due to increased remote work, potential reduced productivity, changes to our Company culture, potential strains to our business continuity plans, and increased costs to ensure our offices are safe and functional as hybrid offices that enable effective collaboration of both remote and in-person colleagues.
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
Our success depends on our ability to attract new clients in a cost-effective manner. To expand our client base, we must appeal to and acquire clients who have historically used other means to purchase apparel, shoes, and accessories, such as traditional brick-and-mortar apparel retailers or the websites of our competitors. We also face competition for clients from other retailers who offer or plan to offer similar services as ours. We currently utilize both digital and offline channels to attract new visitors to our website or mobile app and subsequently convert them into clients. Our current marketing efforts include client referrals, affiliate programs, partnerships, display advertising, television, print, radio, video, content, direct mail, social media, email, mobile “push” communications, search engine optimization, and keyword search campaigns. The recent launch of Freestyle to new-to-Stitch Fix clients has also opened up new marketing opportunities and channels with which we have less experience. Our marketing expenses have varied from period to period, and we expect this trend to continue as we test new channels and refine our marketing strategies. We may increase our marketing spend, which may include increased spending on digital, television, radio and other paid marketing channels, and cannot be certain that increases in marketing spend will yield more clients, achieve meaningful payback on our investments, or be cost effective. We may also adjust our marketing strategy or spend within a period if we are not achieving the intended results or if we believe the return-on-investment is not favorable, which may result in faster or slower rates of active client growth in any given period. For instance, while we expected to spend a certain amount on marketing in the second quarter of fiscal year 2021, we experienced higher costs per acquisition than expected and, therefore, did not spend as much on marketing as anticipated. In the fourth quarter of fiscal year 2021, we did not spend as much on marketing as anticipated as we waited to launch Freestyle to new-to-Stitch Fix customers. In the first and second fiscal quarters of fiscal year 2022, we spent less on marketing because we were experiencing weaker-than-expected conversion of new clients and decided to pull back to focus on evolving the Freestyle offering and refining the client onboarding experience, which negatively impacted our ability to acquire new clients, and in turn, our net revenue in the second fiscal quarter of 2022. In addition, we seek to attract new clients by offering new products, services, and ways to engage with our platform, such as our Freestyle offering. If such new products or services are not timely launched or are not successful in attracting new clients, our revenue growth and results of operations may suffer. Moreover, new clients may not purchase from us as frequently or spend as much with us as existing clients, and the revenue generated from new clients may not be as high as the revenue generated from our existing clients. These factors may harm our growth prospects and our business could be adversely affected.
Our failure to adequately and effectively staff our fulfillment centers, through third parties or with our own employees, and other operational constraints at our fulfillment centers could adversely affect our client experience and operating results.
We currently receive and distribute merchandise at seven fulfillment centers in the United States. We also have a fulfillment center in the UK, which is operated by a third party. During the third quarter of our 2020 fiscal year, in response to the COVID-19 pandemic, we temporarily closed three of our fulfillment centers, offered our fulfillment center employees four weeks of paid time off, and reduced the maximum number of employees in each fulfillment center in order to implement social distancing protocols. These changes resulted in operational constraints, which in turn temporarily reduced our ability to ship merchandise to clients and earn revenue during the third quarter of our 2020 fiscal year. In fiscal year 2021, we experienced smaller, intermittent interruptions in connection with temporary closures of fulfillment centers and experienced an increase of COVID-19 cases in our fulfillment centers in connection with the Delta variant and more recently with the Omicron variant. Any future variants or surges of COVID-19 may cause increased cases among fulfillment center employees and negatively affect capacity at our fulfillment centers.
Additionally, we have experienced difficulty hiring employees in our fulfillment centers, which we attribute to COVID-19 concerns and to increased competition and rising wages for eCommerce fulfillment center workers as eCommerce demand accelerates. To address this, we have increased wages in our fulfillment centers and implemented other policies in order to be more competitive in hiring employees. These wage increases impacted our operating results. We are likely to continue to have difficulty hiring employees in fulfillment centers due to increased competition and we expect to continue to increase wages for our fulfillment center employees, as necessary, which would impact our operating results. These hiring difficulties have caused and may in the future cause additional capacity constraints in our fulfillment centers. Capacity constraints in our fulfillment centers could affect the amount and types of inventory we have available to offer to clients, which will affect our results of operations. Surges in COVID-19 cases among fulfillment center employees could also affect the capacity of our fulfillment centers, and therefore our operating results. Additionally, if we or our third-party partner are unable to adequately staff our fulfillment centers to meet demand, or if the cost of such staffing is higher than projected due to competition, mandated wage increases, regulatory changes, international expansion, or other factors, our operating results will be further harmed.

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
To ensure timely delivery of merchandise, we generally enter into purchase contracts well in advance of a particular season and often before apparel trends are confirmed by client purchases. As a result, we are vulnerable to demand and pricing shifts and to suboptimal selection and timing of merchandise purchases. For example, in response to the initial consumer reaction to COVID-19, we cancelled many inventory orders to be prepared for what we expected would be lower client demand. Consequently, when client demand increased, our inventory was not as optimized to meet the demand as we would have liked. During the COVID-19 pandemic, we sought to rapidly shift elements of our inventory away from office attire and towards athleisure to accommodate consumer demand changes caused by the COVID-19 pandemic. Additionally, the surges related to both the Delta and Omicron variants of COVID-19 impacted some of our vendors, who had delays in producing our orders. Freight delays caused by port closures, port congestion, and shipping container and ship shortages has affected us and caused us to experience delays in receiving inventory and may continue to affect us in future quarters. Our inventory levels also may be affected by product launch delays, demand fluctuations, disruptions in our systems due to upgrades, launches or otherwise, and our inability to predict demand with respect to new categories or products. In the past, we have not always predicted our clients’ preferences and acceptance levels of our trend items with accuracy, which has resulted in significant inventory write offs and lower gross margins. Furthermore, we do not use the same liquidation methods as traditional retailers, such as markdowns. We rely on our merchandising team to order styles and products that our clients will purchase and we rely on our data science to inform the depth and breadth of inventory we purchase, including when to reorder items that are selling well and when to write off items that are not selling well. If our merchandise team does not predict client demand and tastes well or if our algorithms do not help us reorder the right products or write off the right products in a timely manner, we may not effectively manage our inventory and we may experience future significant inventory write-offs, which will adversely affect our operating results. Additionally, we have experienced challenges managing our inventory within the fulfillment centers given storage capacity constraints and challenges hiring fulfillment center employees. These constraints have affected, and may continue to affect, the amount and types of inventory we have available to offer to clients, which could affect our operating results.

Shipping is a critical part of our business and any changes in our shipping arrangements or any interruptions in shipping could adversely affect our operating results.
We currently rely on three major vendors for our shipping. If we are not able to negotiate acceptable pricing and other terms with these entities, shipping prices increase at unexpected levels, or our vendors experience performance problems or other difficulties, it could negatively impact our operating results and our clients experience. In addition, our ability to receive inbound inventory efficiently, ship merchandise to clients, and receive returned merchandise from clients may be negatively affected by inclement weather, fire, flood, power loss, earthquakes, public health crises such as the ongoing COVID-19 pandemic, labor disputes, acts of war or terrorism, periods of high e-commerce volume, such as holiday seasons, and similar factors. Due to our business model and the fact that we recognize revenue from Fixes when a client checks out items, rather than when Fixes are shipped, we may be impacted by shipping delays to a greater extent than our competitors. Additionally, delays in shipping may cause an auto-ship client’s subsequent Fixes to be scheduled for a later date, as their next Fix is not scheduled until their checkout is complete. In the second quarter of our 2021 fiscal year, we experienced carrier and client shipping delays due to the COVID-19 pandemic and the increased strain on our shipping partners during the holiday season. These delays affected our ability to recognize revenue within the quarter, and we may in the future experience these delays and the resulting impact to our financial results, including potentially during future holiday seasons. With the emergence of the Omicron variant and related surge in COVID-19 cases, we have experienced an increase in the number of COVID-19 cases among fulfillment center employees, and we expect that any future variants or surges of COVID-19 may negatively affect the capacity of our fulfillment centers. In the past, strikes at major international shipping ports have impacted our supply of inventory from our vendors and severe weather events have resulted in long delivery delays and Fix cancellations. Some of our merchandise may be damaged or lost during transit with our shipping vendors. If a greater portion of our merchandise is not delivered in a timely fashion or is damaged or lost during transit, it could adversely affect our operating results or could cause our clients to become dissatisfied and cease using our services, which would adversely affect our business.
Our business, including our costs and supply chain, is subject to risks associated with the sourcing and pricing of merchandise and raw materials.
We currently source nearly all of the merchandise that we offer from third-party vendors, many of whom use manufacturers in the same geographic region, and as a result we may be subject to price increases or fluctuations, inflationary pressures, tariffs, demand disruptions, increased shipping or freight costs, or shipping delays in connection with our merchandise. Our operating results would be negatively impacted by increases in the cost of our merchandise, and we have no guarantees that costs will not rise. In addition, as we expand into new categories, product types, and geographies, we expect that we may not have strong purchasing power in these new areas, which could lead to higher costs than we have historically seen in our current categories. We may not be able to pass increased costs on to clients, which could adversely affect our operating results.
The fabrics used by our vendors are made of raw materials including, but not limited to, petroleum-based products and cotton. Significant price increases or fluctuations, currency volatility or fluctuation, tariffs, shortages, increases in shipping or freight costs, or shipping delays of petroleum, cotton, or other raw materials could significantly increase our cost of goods sold or affect our operating results. The COVID-19 pandemic caused delays in some shipments from our suppliers, and as the Omicron variant causes a resurgence of COVID-19, we are again experiencing delays in some shipments from our suppliers caused by factory and port closures, port congestion, and shipping container and other shortages. Additionally, we have limited visibility into delays or control over shipping. We expect these delays to continue as long as COVID-19 continues to affect geographies around the world. We are also experiencing increased costs of goods due to these freight challenges, increases in the price of raw materials, inflationary pressures, and currency volatility, and we expect that prices may continue to increase in the near future and affect our operating results.
Other factors such as natural disasters have in the past increased raw material costs, impacted pricing with certain of our vendors, and caused shipping delays for certain of our merchandise. Also, the U.S. government’s ban on cotton imported from the Xinjiang region of China, the source of a large portion of the world’s cotton supply, may impact prices and the availability of cotton for our merchandise. Additionally, our products and materials (including potentially non-cotton materials) could be held for inspection by the United States Customs & Border Patrol (the “US CBP”), which would cause delays and unexpectedly affect our inventory levels. In addition, the labor costs to produce our products may fluctuate. In the event of a significant disruption in the supply of fabrics or raw materials used in the manufacture of the merchandise we offer, our vendors might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price. Any delays, interruption, damage to, or increased costs in raw materials or the manufacture of the merchandise we offer could result in higher prices to acquire the merchandise, or non-delivery of merchandise altogether, and could adversely affect our operating results.

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
To effectively manage our growth, we must continue to implement our operational plans and strategies, improve and expand our infrastructure of people and information systems, and expand, train, and manage our employee base. From inception to date, we have rapidly and significantly increased our employee headcount to support the growth of our business. We added a significant number of employees over the last several years and plan to continue to do so. To support continued growth, we must effectively recruit, hire, integrate, develop, and motivate a large number of new employees while maintaining our corporate culture, which is made more challenging due to (i) the COVID-19 pandemic, which has required us to transition to a more remote working environment, and (ii) our expected future hybrid environment of in-person and remote work. The risks associated with a rapidly growing workforce will be particularly acute as we expand internationally, as we are less familiar with the labor markets outside of the United States, and if we choose to expand into new merchandise categories.
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
If existing clients no longer find our service and merchandise appealing or appropriately priced, they may make fewer purchases and may stop using our service. Even if our existing clients continue to find our service and merchandise appealing, they may decide to receive fewer Fixes or purchase fewer items from their Fixes or through Freestyle over time as their demand for new apparel declines. For example, as a result of changes to daily life due to the ongoing COVID-19 pandemic, including increased rates of working remotely from home, many clients’ demand for new apparel may be reduced or eliminated. In addition, as we expand our assortment to include more products with lower price points, the amount clients spend with us may decrease. If clients who receive Fixes most frequently or purchase a significant amount of merchandise from us were to make fewer or lower priced purchases or stop using our service, our financial results could be negatively affected. We seek to attract high-quality clients who will remain clients for the long term, but our efforts may not be successful or produce the results we anticipate. We recently launched Freestyle to new-to-Stitch Fix clients and we have less experience engaging with this new client base and developing high-quality relationships outside of our Fix offering. Our inability to attract high-quality clients, a decrease in our number of clients, or a decrease in client spending on the merchandise we offer could negatively affect our operating results. Further, we believe that our future success will depend in part on our ability to increase sales to our existing clients over time and, if we are unable to do so, our business may suffer.

We rely on paid marketing to help grow our business, but these efforts may not be successful or cost effective, and such expenses may vary from period to period.
Promoting awareness of our service is important to our ability to grow our business, drive client engagement, and attract new clients. We believe that much of the growth in our client base during our first five years originated from referrals, organic word of mouth, and other methods of discovery, as our marketing efforts and expenditures were relatively limited. We increased our paid marketing initiatives over time and intend to continue to do so over the long-term. Our marketing efforts currently include client referrals, affiliate programs, partnerships, display advertising, television, print, radio, video, content, direct mail, social media, email, mobile “push” communications, search engine optimization, and keyword search campaigns. External factors beyond our control, including general economic conditions and decreased discretionary consumer spending, have and may continue in the future to impact the success of our marketing initiatives or how much we decide to spend on marketing in a given period. We also adjust our marketing activity from period to period or within a period as we launch new initiatives or offerings, such as Freestyle, run tests, or make decisions on marketing investments in response to anticipated rates of return, such as when we identify favorable cost per acquisition trends. For example, we had planned for more robust advertising during our second fiscal quarter of fiscal year 2021, however we experienced higher costs per acquisition than we expected and, as a result, spent less on marketing during the quarter as we anticipated. In addition, in the fourth quarter of fiscal year 2021, we did not spend as much on marketing as anticipated as we waited to launch Freestyle to new-to-Stitch Fix customers. In the first and second fiscal quarters of fiscal year 2022, we spent less on marketing because we were experiencing weaker-than-expected conversion of new clients and decided to pull back to focus on evolving the Freestyle offering and refining the client onboarding experience. This led to fewer clients being acquired, which negatively impacted our net revenue in the second fiscal quarter of fiscal year 2022 and we anticipate may impact demand for subsequent quarters. We have seen increased costs in certain digital marketing channels and our marketing initiatives may become increasingly expensive; generating a meaningful return on those initiatives may be difficult. Even if we successfully increase revenue as a result of our paid marketing efforts, it may not offset the additional marketing expenses we incur.
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
Further, mobile operating system and web browser providers, such as Apple and Google, have implemented product changes to limit the ability of advertisers to collect and use data to target and measure advertising. For example, Apple made a change in iOS 14 that required apps to get a user’s opt-in permission before tracking or sharing the user’s data across apps or websites owned by companies other than the app’s owner. Google intends to further restrict the use of third-party cookies in its Chrome browser in 2023, consistent with similar actions taken by the owners of other browsers, such as Apple in its Safari browser, and Mozilla in its Firefox browser. These changes have reduced and will continue to reduce our ability to efficiently target and measure advertising, in particular through online social networks, making our advertising less cost effective and successful. We expect to continue to be impacted by these changes.
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
The largest portion of our revenue today comes from the sale of Women’s apparel. From 2015 to 2018, we expanded our merchandise offering into categories including Petite, Maternity, Men’s, Plus, Premium Brands, and Kids; began offering different product types including accessories and Extras; and expanded the number of brands we offer. In May 2019, we launched our service in the UK market. In June 2019, we introduced our direct-buy functionality (now called “Freestyle”) with Buy It Again allowing clients in the United States to buy previously purchased items in new colors, prints, and sizes. We expanded direct buy in February 2020, with Complete Your Looks, which allows clients to discover and shop personalized outfits with new items that complement their prior purchases. In addition, in early June 2020, we introduced Trending For You, which allows clients to shop personalized looks based on their style profiles. In May 2021, we introduced Categories, a new way for clients to easily discover pieces within a range of categories based on occasion, brand, or item type. And, in August 2021, we opened up Freestyle to new-to-Stitch Fix clients who had never received a Fix from us previously. We continue to explore additional offerings to serve our existing clients, attract new clients, and expand our geographic scope. Developing new offerings requires significant investments of resources and time, and if a new offering, such as Freestyle, does not appeal to new clients as we expect, our business may not grow as anticipated.

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
•regulatory requirements, taxes, trade laws, trade sanctions and economic embargoes, tariffs, export quotas, custom duties, or other trade restrictions;
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
•changes in a specific country’s or region’s political, economic, and public health conditions, or any geopolitical instability or threats or acts of war, such as the evolving conflict between Ukraine and Russia; and
•risks resulting from changes in currency exchange rates.
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
Our past revenue growth and profitability should not be considered indicative of our future performance. Our revenue increased by 22.8% in fiscal 2021 compared to 2020, 8.5% in fiscal 2020 compared to fiscal 2019, and 28.6% in fiscal 2019 compared to fiscal 2018. However in the second fiscal quarter of 2022, our revenue only increased 2.5% as compared to the second fiscal quarter of 2021. As we grow our business, our revenue growth rates may continue to slow in future periods or decline due to a number of reasons, which may include the short- and long-term impacts of the COVID-19 pandemic, decreases in marketing spend, slower client acquisition growth, slowing demand for our merchandise and service, increasing competition, a decrease in the growth rate of our overall market, and our failure to capitalize on growth opportunities, as well as the maturation of our business.
Moreover, our expenses have increased and we expect expenses to continue to increase, particularly as we expand our operations, infrastructure and geographic markets; develop and introduce new merchandise offerings; hire and retain personnel; and invest in our marketing initiatives. We may not always pursue short-term profits but are often focused on long-term growth, which may impact our financial results. If our revenue does not increase to offset increases in our operating expenses, we may not be profitable in future periods.
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
We do not have long-term employment or non-competition agreements with any of our personnel. We have had senior employees leave Stitch Fix and cannot necessarily anticipate when this will happen and whether we will be able to promptly replace exiting employees. The loss of one or more of our key personnel or the inability to promptly identify a suitable successor to a key role could have an adverse effect on our business. Additionally, we have experienced increased employee turnover as a result of the general market conditions and a competitive talent market within the U.S., as well as Company-specific factors, such as share price decline, business performance, and leadership changes, and we expect to continue to experience increased employee turnover in the future. We also face significant competition for personnel, particularly in our technology and product organizations. To attract top talent, we have had to offer, and believe we will need to continue to offer, competitive compensation and benefits packages before we can validate the productivity of those employees. Recently, we also have had difficulty hiring employees in fulfillment centers due to increased competition for distribution workers and rising wages. We have increased, and expect to continue to increase, our employee compensation levels in response to competition, as necessary. We cannot be sure that we will be able to attract, retain, and motivate a sufficient number of qualified personnel in the future, or that the compensation costs of doing so will not adversely affect our operating results. Additionally, we may not be able to hire and train new employees quickly enough to meet our needs. If we fail to effectively manage our hiring needs or successfully integrate new hires, our efficiency, ability to meet forecasts, and employee morale, productivity, and retention could suffer, which may have an adverse effect on our business, financial condition, and operating results.
Elizabeth Spaulding was named to the role of Chief Executive Officer on August 1, 2021, and Katrina Lake, our Founder, transitioned to the role of Executive Chairperson of the Board on August 1, 2021 and remains an employee of ours. If Ms. Spaulding’s succession to Chief Executive Officer is not managed successfully, including her ability to grow and lead a team that can navigate Stitch Fix’s evolution and growth, it could disrupt our business, affect our Company culture, cause retention concerns with respect to our colleagues, and affect our financial condition and operating results.

If we fail to effectively manage our stylists, our business, financial condition and operating results could be adversely affected.
As of January 29, 2022, approximately 3,700 of our employees were stylists, most of whom work remotely and on a part-time basis for us and are paid hourly. The stylists track and report the time they spend working for us. These employees are classified as nonexempt under federal and state law. If we fail to effectively manage our stylists, including by ensuring accurate tracking and reporting of their hours worked and proper processing of their hourly wages, then we may face claims alleging violations of wage and hour employment laws, including, without limitation, claims of back wages, unpaid overtime pay, and missed meal and rest periods. Any such employee litigation could be attempted on a class or representative basis. For example, in August 2020, a representative action under California’s Private Attorneys General Act was filed against us alleging various violations of California’s wage and hour laws relating to our current and former non-exempt stylist employees. While we were able to settle this matter, future litigation concerning our styling employees could be expensive and time-consuming regardless of whether the claims against us are valid or whether we are ultimately determined to be liable, and could divert management’s attention from our business. We could also be adversely affected by negative publicity, litigation costs resulting from the defense of these claims, and the diversion of time and resources from our operations.
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
Our business and operating results are subject to global economic conditions and their impact on consumer discretionary spending. Some of the factors that may negatively influence consumer spending include high levels of unemployment; higher consumer debt levels; reductions in net worth, declines in asset values, and related market uncertainty; home foreclosures and reductions in home values; fluctuating interest rates, increased inflationary pressures and credit availability; fluctuating fuel and other energy costs; fluctuating commodity prices; and general uncertainty regarding the overall future political and economic environment. We have experienced many of these factors, including current inflationary pressures, due to the ongoing COVID-19 pandemic, and the related responses of national, state and local government and public health officials and have, at times, seen negative impacts on client demand as a result. Furthermore, any increases in consumer discretionary spending during times of crisis may be temporary, such as those related to government stimulus programs. Economic conditions in certain regions may also be affected by natural disasters, such as hurricanes, tropical storms, earthquakes, and wildfires; other public health crises; and other major unforeseen events. Consumer purchases of discretionary items, including the merchandise that we offer, generally decline during recessionary periods or periods of economic uncertainty, when disposable income is reduced or when there is a reduction in consumer confidence.
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
Natural disasters, such as earthquakes, hurricanes, tornadoes, floods, fires, and other adverse weather events and climate conditions, which may become more frequent and more severe with the increasing effects of climate change; unforeseen public health crises, such as the ongoing COVID-19 pandemic or other pandemics and epidemics; political crises, such as terrorist attacks, war, and other political instability, including the ongoing conflict between Ukraine and Russia; or other catastrophic events, whether occurring in the United States or internationally, could disrupt our operations in or cause us to close one or more of our offices and fulfillment centers or could disrupt, delay, or otherwise negatively impact the operations of one or more of our third-party providers or vendors. For instance, the severe winter weather and temperatures experienced in Texas and other parts of the country in February 2021 caused us to temporarily close two of our fulfillment centers and affected the shipping of merchandise in and out of fulfillment centers. Furthermore, these types of events could impact our merchandise supply chain, including our ability to ship merchandise to or receive returned merchandise from clients in the impacted region, and could impact our ability or the ability of third parties to operate our sites and ship merchandise. In addition, these types of events could negatively impact consumer spending in the impacted regions. In fact, the COVID-19 pandemic has: disrupted our operations in and previously caused us to temporarily close our offices and require that most of our employees work from home; disrupted our operations in and caused us to close three of our fulfillment centers; required us to implement various operational changes to ensure the health and safety of our employees; had a range of negative effects on the operations of our third-party providers and vendors, including our merchandise supply chain and shipping partners; and negatively impacted consumer spending and the economy generally. Because the COVID-19 pandemic has caused many of these factors to materialize, as described above and throughout these risk factors, it has adversely affected our business and operating results. The ongoing COVID-19 pandemic (including future resurgences of COVID-19 or new variants in the United States or internationally) or the occurrence of another natural disaster, pandemic, or crisis could recreate and/or exacerbate these effects.

Cybersecurity, Legal and Regulatory Risks
System interruptions that impair client access to our website or other performance failures in our technology infrastructure could damage our business.
The satisfactory performance, reliability, and availability of our website, mobile application, internal applications, and technology infrastructure are critical to our business. We rely on our website and mobile application to engage with our clients and sell them merchandise. We also rely on a host of internal custom-built applications to run critical business functions, such as styling, merchandise purchasing, warehouse operations, and order fulfillment. In addition, we rely on a variety of third-party, cloud-based solution vendors for key elements of our technology infrastructure. These systems are vulnerable to damage or interruption and we have experienced interruptions in the past. For example, in February 2017, as a result of an outage with Amazon Web Services, where much of our technology infrastructure is hosted, we experienced disruptions in applications that support our warehouse operations and order fulfillment that caused a temporary slowdown in the number of Fix shipments we were able to make. Additionally, the launch of a new category or new product offering requires investments in and the development of new technology, which may be more susceptible to performance issues or interruptions. Interruptions may also be caused by a variety of incidents, including human error, our failure to update or improve our proprietary systems, cyber attacks, fire, flood, earthquake, power loss, or telecommunications failures. These risks are exacerbated by our move to a more remote workforce. Any failure or interruption of our website, mobile application, internal business applications, or our technology infrastructure could harm our ability to serve our clients, which would adversely affect our business and operating results.
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
We collect and maintain significant amounts of personal information and other data relating to our clients and employees. Numerous laws, rules, and regulations in the United States and internationally, including the European Union’s (“EU”) General Data Protection Regulation (the “GDPR”), California’s Consumer Privacy Act (the “CCPA”) and the UK’s Data Protection Act (the “UK GDPR”), govern privacy and the collection, use, and protection of personal information. These laws, rules, and regulations evolve frequently and may be inconsistent from one jurisdiction to another or may be interpreted to conflict with our practices. Any failure or perceived failure by us or any third parties with which we do business to comply with these laws, rules, and regulations, or with other obligations to which we may be or become subject, may result in actions against us by governmental entities, private claims and litigation, fines, penalties, or other liabilities. Any such action would be expensive to defend, damage our reputation, and adversely affect our business and operating results. For example, the GDPR imposes more stringent data protection requirements and provides greater penalties for noncompliance than previous data protection laws. Further, the UK withdrew from the EU on January 31, 2020, subject to a transition period that ended on December 31, 2020 (“Brexit”). The UK GDPR, which regulates data protection in the UK since Brexit, has remained consistent with the EU GDPR in effect since 2018, but it may evolve and it is uncertain whether our operations in, and data transfers to and from, the UK can comply with any future changes in the law. Similarly, the State of California legislature passed the CCPA, which became effective on January 1, 2020. The CCPA requires us to make new disclosures to consumers about our data collection, use, and sharing practices. The CCPA also allows consumers to opt out of certain data sharing with third parties, and provides a new cause of action for data breaches with the possibility of significant statutory damage awards. The CCPA prohibits discrimination against individuals who exercise their privacy rights, provides for civil penalties for violations, and creates a private right of action for data breaches that is expected to increase data breach litigation. The CCPA itself will expand substantially when the California Privacy Rights Act of 2020 (the “CPRA”), which California voters approved in November 2020, takes effect on January 1, 2023. The CPRA will, among other things, restrict use of certain categories of sensitive personal information that we handle; further restrict the sharing of personal information; establish restrictions on the retention of personal information; expand the types of data breaches subject to the private right of action; and establish the California Privacy Protection Agency to implement and enforce the new law, as well as impose administrative fines. Since the enactment of the CCPA, new privacy and data security laws have been proposed in more than half of the U.S. states and in the U.S. Congress, reflecting a trend toward more stringent privacy legislation in the U.S. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, dissemination, and security of data.
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
•repurchases of our Class A common stock pursuant to our share repurchase program, which could also cause our stock price to be higher that it would be in the absence of such a program and could potentially reduce the market liquidity for our stock;
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
We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance long-term stockholder value. Share repurchases could also increase the volatility of the trading price of our stock and could diminish our cash reserves.
In January 2022, our Board of Directors authorized a share repurchase program to repurchase up to $150.0 million of our outstanding Class A common stock, with no expiration date. Although our Board of Directors has authorized this repurchase program, the program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The actual timing and amount of repurchases remain subject to a variety of factors, including stock price, trading volume, market conditions and other general business considerations, all of which may be negatively impacted by the ongoing COVID-19 pandemic. In addition, the terms of our amended and restated credit agreement with Silicon Valley Bank and other lenders impose limitations on our ability to repurchase shares. The share repurchase program may be modified, suspended, or terminated at any time, and we cannot guarantee that the program will be fully consummated or that it will enhance long-term stockholder value. The program could affect the trading price of our stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our stock. In addition, this program could diminish our cash and cash equivalents and marketable securities.
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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As a result, the holders of our Class B common stock, including our directors, executive officers, and their affiliates, are able to exercise considerable influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stock holdings represent less than 50% of the outstanding shares of our capital stock. As of March 4, 2022, 27,888,532 of our 108,457,009 shares outstanding were held by our directors, executive officers, and their affiliates, and 25,397,274 of such shares held by our directors, executive officers, and their affiliates were shares of Class B common stock. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests. This control may adversely affect the market price of our Class A common stock.
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
We may issue additional equity securities in the future. We also issue awards for Class A common stock to our existing and new employees and others under our incentive plans. The number of shares subject to such awards is typically based on target dollar values, and therefore the number of shares increases as our stock price decreases. Future issuances of shares of our Class A common stock or the conversion of a substantial number of shares of our Class B common stock, or the perception that these sales or conversions may occur, could depress the market price of our Class A common stock and result in dilution to existing holders of our Class A common stock. Also, to the extent outstanding options to purchase our shares of our Class A or Class B common stock are exercised or options or other stock-based awards are issued or become vested, there will be further dilution. The amount of dilution could be substantial depending upon the size of the issuances or exercises and our stock price. Furthermore, we may issue additional equity securities that could have rights senior to those of our Class A common stock. As a result, holders of our Class A common stock bear the risk that future issuances of debt or equity securities may reduce the value of our Class A common stock and further dilute their ownership interest.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below provides information with respect to repurchases of shares of our common stock during the period ended January 29, 2022.

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)(3)	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (in thousands) (2)
October 31 - November 27, 2021	—	$—	—	$—
November 28, 2021 - January 1, 2022	—	$—	—	$—
January 2 - 29, 2022	682,184	$16.12	682,184	$139,004
Total	682,184	$16.12	682,184	$139,004

(1) Average price per share excludes broker commissions.
(2) In January 2022, our Board of Directors approved a stock repurchase program for the repurchase of up to $150 million of our Class A common stock. The stock repurchase program has no expiration date.
(3) All of these share were purchased pursuant to a 10b5-1 trading plan.
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

Stitch Fix, Inc.
Date:	March 9, 2022	By:	/s/ Dan Jedda
Dan Jedda
Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Sarah Barkema
Sarah Barkema
Chief Accounting Officer
(Principal Accounting Officer)