Form 10-Q
period 2022-04-30
Stitch Fix, Inc.
filed 2022-06-09
CIK 1576942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 3, 2022, the number of outstanding shares of the registrant’s Class A common stock, par value $0.00002 per share, was 82,765,705, and the number of outstanding shares of the registrant’s Class B common stock, par value $0.00002 per share, was 25,405,020.

STITCH FIX, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Stitch Fix, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	April 30, 2022	July 31, 2021
Assets
Current assets:
Cash and cash equivalents	$137,721	$129,785
Short-term investments	97,029	101,546
Inventory, net	213,004	212,294
Prepaid expenses and other current assets	58,504	50,512
Income tax receivable	27,561	27,667
Total current assets	533,819	521,804
Long-term investments	48,019	59,035
Income tax receivable, net of current portion	26,091	27,054
Property and equipment, net	104,923	86,959
Operating lease right-of-use assets	142,847	118,565
Other long-term assets	7,947	5,732
Total assets	$863,646	$819,149
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$145,604	$73,499
Operating lease liabilities	27,333	25,702
Accrued liabilities	112,985	99,028
Gift card liability	11,093	9,903
Deferred revenue	17,208	18,154
Other current liabilities	2,764	2,027
Total current liabilities	316,987	228,313
Operating lease liabilities, net of current portion	148,695	121,623
Other long-term liabilities	8,458	8,364
Total liabilities	474,140	358,300
Commitments and contingencies (Note 6)
Stockholders’ equity:
Class A common stock, $0.00002 par value – 2,000,000,000 shares authorized; 85,067,846 and 76,780,570 shares issued; 82,765,705 and 76,780,570 shares outstanding	1	1
Class B common stock, $0.00002 par value – 100,000,000 shares authorized; 25,405,020 and 31,175,418 shares issued and outstanding	1	1
Additional paid-in capital	492,320	416,755
Accumulated other comprehensive (loss) income	(2,676)	3,411
(Accumulated deficit) Retained earnings	(70,098)	40,681
Treasury stock at cost (2,302,141 and 0 shares)	(30,042)	—
Total stockholders’ equity	389,506	460,849
Total liabilities and stockholders’ equity	$863,646	$819,149
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stitch Fix, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except share and per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	April 30, 2022	May 1, 2021	April 30, 2022	May 1, 2021
Revenue, net	$492,941	$535,589	$1,590,909	$1,530,099
Cost of goods sold	282,851	289,199	875,098	847,915
Gross profit	210,090	246,390	715,811	682,184
Selling, general, and administrative expenses	286,970	270,609	825,239	766,287
Operating loss	(76,880)	(24,219)	(109,428)	(84,103)
Interest income	194	444	699	2,247
Other income (expense), net	(942)	395	(1,096)	83
Loss before income taxes	(77,628)	(23,380)	(109,825)	(81,773)
Provision (benefit) for income taxes	412	(4,534)	954	(51,429)
Net loss	$(78,040)	$(18,846)	$(110,779)	$(30,344)
Other comprehensive income (loss):
Change in unrealized gain (loss) on available-for-sale securities, net of tax	(1,283)	(299)	(2,252)	(1,350)
Foreign currency translation	(2,384)	307	(3,835)	1,898
Total other comprehensive income (loss), net of tax	(3,667)	8	(6,087)	548
Comprehensive loss	$(81,707)	$(18,838)	$(116,866)	$(29,796)
Net loss attributable to common stockholders:
Basic	$(78,040)	$(18,846)	$(110,779)	$(30,344)
Diluted	$(78,040)	$(18,846)	$(110,779)	$(30,344)
Loss per share attributable to common stockholders:
Basic	$(0.72)	$(0.18)	$(1.02)	$(0.29)
Diluted	$(0.72)	$(0.18)	$(1.02)	$(0.29)
Weighted-average shares used to compute loss per share attributable to common stockholders:
Basic	108,759,202	106,696,220	108,771,065	105,457,907
Diluted	108,759,202	106,696,220	108,771,065	105,457,907

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stitch Fix, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	For the Three Months Ended April 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance as of January 29, 2022	109,701,215	$2	$463,143	$991	$7,942	(682,184)	$(10,996)	$461,082
Issuance of common stock upon exercise of stock options	31,619	—	148	—	—	—	—	148
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	740,032	—	(4,543)	—	—	—	—	(4,543)
Stock-based compensation	—	—	33,572	—	—	—	—	33,572
Repurchase of common stock	—	—	—	—	—	(1,619,957)	(19,046)	(19,046)
Net loss	—	—	—	—	(78,040)	—	—	(78,040)
Other comprehensive loss, net of tax	—	—	—	(3,667)	—	—	—	(3,667)
Balance as of April 30, 2022	110,472,866	$2	$492,320	$(2,676)	$(70,098)	(2,302,141)	$(30,042)	$389,506

	For the Three Months Ended May 1, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance as of January 30, 2021	106,307,740	$2	$392,205	$3,268	$38,059	—	$—	$433,534
Issuance of common stock upon exercise of stock options	238,078	—	2,202	—	—	—	—	2,202
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	526,344	—	(17,914)	—	—	—	—	(17,914)
Stock-based compensation	—	—	30,398	—	—	—	—	30,398
Net loss	—	—	—	—	(18,846)	—	—	(18,846)
Other comprehensive income, net of tax	—	—	—	8	—	—	—	8
Balance as of May 1, 2021	107,072,162	$2	$406,891	$3,276	$19,213	—	$—	$429,382

	For the Nine Months Ended April 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance as of July 31, 2021	107,955,988	$2	$416,755	$3,411	$40,681	—	$—	$460,849
Issuance of common stock upon exercise of stock options	171,996	—	1,513	—	—	—	—	1,513
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	2,344,882	—	(27,915)	—	—	—	—	(27,915)
Stock-based compensation	—	—	101,967	—	—	—	—	101,967
Repurchase of common stock	—	—	—	—	—	(2,302,141)	(30,042)	(30,042)
Net loss	—	—	—	—	(110,779)	—	—	(110,779)
Other comprehensive loss, net of tax	—	—	—	(6,087)	—	—	—	(6,087)
Balance as of April 30, 2022	110,472,866	$2	$492,320	$(2,676)	$(70,098)	(2,302,141)	$(30,042)	$389,506

	For the Nine Months Ended May 1, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance as of August 1, 2020	103,755,507	$2	$348,750	$2,728	$49,557	—	$—	$401,037
Issuance of common stock upon exercise of stock options	1,839,804	—	22,741	—	—	—	—	22,741
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	1,476,851	—	(42,030)	—	—	—	—	(42,030)
Stock-based compensation	—	—	77,430	—	—	—	—	77,430
Net loss	—	—	—	—	(30,344)	—	—	(30,344)
Other comprehensive income, net of tax	—	—	—	548	—	—	—	548
Balance as of May 1, 2021	107,072,162	$2	$406,891	$3,276	$19,213	—	$—	$429,382

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stitch Fix, Inc.
Condensed Consolidated Statements of Cash Flow
(Unaudited)
(In thousands)

	For the Nine Months Ended
	April 30, 2022	May 1, 2021
Cash Flows from Operating Activities
Net loss	$(110,779)	$(30,344)
Adjustments to reconcile net loss to net cash provided by operating activities:
Change in inventory reserves	2,301	6,422
Stock-based compensation expense	96,305	73,486
Depreciation, amortization, and accretion	27,185	21,933
Other	52	(1,863)
Change in operating assets and liabilities:
Inventory	(3,922)	(96,981)
Prepaid expenses and other assets	(11,386)	(14,800)
Income tax receivables	1,069	(36,949)
Operating lease right-of-use assets and liabilities	4,492	(1,256)
Accounts payable	72,966	(3,482)
Accrued liabilities	15,058	40,914
Deferred revenue	(916)	6,913
Gift card liability	1,190	2,018
Other liabilities	840	(1,073)
Net cash provided by (used in) operating activities	94,455	(35,062)
Cash Flows from Investing Activities
Purchases of property and equipment	(38,681)	(23,690)
Purchases of securities available-for-sale	(92,453)	(148,999)
Sales of securities available-for-sale	5,812	73,863
Maturities of securities available-for-sale	98,308	132,999
Net cash provided by (used in) investing activities	(27,014)	34,173
Cash Flows from Financing Activities
Proceeds from the exercise of stock options, net	1,513	22,741
Payments for tax withholdings related to vesting of restricted stock units	(27,915)	(42,030)
Repurchase of common stock	(30,042)	—
Net cash used in financing activities	(56,444)	(19,289)
Net increase (decrease) in cash and cash equivalents	10,997	(20,178)
Effect of exchange rate changes on cash	(3,061)	1,460
Cash and cash equivalents at beginning of period	129,785	143,455
Cash and cash equivalents at end of period	$137,721	$124,737
Supplemental Disclosure
Cash paid for income taxes	$558	$232
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$3,011	$6,391
Capitalized stock-based compensation	$5,662	$3,944
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
COVID-19 Update
There continues to be uncertainty around the COVID-19 pandemic. The full impact of the COVID-19 pandemic on our business will depend on factors such as the length of time of the pandemic; how federal, state and local governments are responding, the impact of new variants that may emerge; vaccination rates among the population; the efficacy of the COVID-19 vaccines against variants that may emerge; the longer-term impact of the pandemic on the economy and consumer behavior; and the effect on our clients, employees, vendors, and other partners.
We believe our financial resources will allow us to manage the impact of COVID-19 on our business and operations. We believe our existing cash, cash equivalents, short-term investment balances, and the borrowing available under our amended and restated credit agreement with Silicon Valley Bank and other lenders (the “2021 Credit Agreement”), if needed, will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months.
We have recorded no COVID-19 related impairments of our long-lived assets or short-term and long-term investments.
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
Reclassification
Certain items in the prior year’s consolidated financial statements have been reclassified to conform to the current year presentation reflected. Specifically, the Company reclassified $10.9 million previously included in “Prepaid expenses and other assets” into “Income tax receivables” on the Condensed Consolidated Statement of Cash Flow for the period ended May 1, 2021, to conform to the current year presentation.

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
For debt securities with an amortized cost basis in excess of estimated fair value, we determine what amount of that deficit, if any, is caused by expected credit losses. The portion of the deficit attributable to expected credit losses is recognized in other (income) expense, net on our condensed consolidated statements of income. During the three and nine months ended April 30, 2022, we did not record any expected credit losses on our available-for-sale debt securities.
We have elected to present accrued interest receivable separately from short-term and long-term investments on our condensed consolidated balance sheets. Accrued interest receivable was $0.7 million and $1.0 million as of April 30, 2022, and July 31, 2021, respectively, and was recorded in prepaid expenses and other current assets. We have also elected to exclude accrued interest receivable from the estimation of expected credit losses on our available-for-sale securities and reverse accrued interest receivable through interest income (expense) when amounts are determined to be uncollectible. We did not write off any accrued interest receivable during the three and nine months ended April 30, 2022.
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
We deduct discounts, sales tax, and estimated refunds to arrive at net revenue. Sales tax collected from clients is not considered revenue and is included in accrued liabilities until remitted to the taxing authorities. All shipping costs are accounted for in cost of goods sold and all handling costs are accounted for as fulfillment costs within selling, general, and administrative expense (“SG&A”), and are therefore not evaluated as a separate performance obligation. Discounts are recorded as a reduction to revenue when the order is accepted. We record a refund reserve based on our historical refund patterns. Our refund reserve, which is included in accrued liabilities in the condensed consolidated balance sheets, was $10.8 million and $11.7 million as of April 30, 2022, and July 31, 2021, respectively.
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
The following table summarizes the balances of contractual liabilities included in deferred revenue, gift card liability, and other current liabilities as of the dates indicated:

(in thousands)	April 30, 2022	July 31, 2021
Deferred revenue
Upfront styling fees	$10,131	$11,989
Style Pass annual fees	4,682	3,474
Freestyle orders	2,395	2,691
Total deferred revenue	$17,208	$18,154
Gift card liability	$11,093	$9,903
Other current liabilities
Referral credits	$606	$1,231
The following table summarizes revenue recognized during the nine months ended April 30, 2022, that was previously included in deferred revenue, gift card liability, and other current liabilities at July 31, 2021:

(in thousands)	Revenue Recognized From Amounts Previously Included in Deferred Balances at July 31, 2021
Upfront styling fees	$11,767
Style Pass annual fees	2,915
Freestyle orders	2,341
Gift card liability	2,424
Referral credits	791
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
No client accounted for greater than 10% of total revenue, net for the three and nine months ended April 30, 2022, and May 1, 2021, respectively.
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
Our financial instruments consist of cash and cash equivalents, short-term and long-term investments, accounts payable, and accrued liabilities. At April 30, 2022, and July 31, 2021, the carrying values of cash and cash equivalents, accounts payable, and accrued liabilities approximated fair value due to their short-term maturities.
The following table sets forth the amortized cost, gross unrealized gains, gross unrealized losses and fair values of our short-term and long-term investments accounted for as available-for-sale securities as of April 30, 2022, and July 31, 2021:

	April 30, 2022				July 31, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial Assets:
Investments:
U.S. Treasury securities	$54,889	$—	$(905)	$53,984	$42,009	$35	$—	$42,044
Certificates of deposit	700	—	—	700	1,500	—	—	1,500
Commercial paper	2,978	—	—	2,978	10,192	—	—	10,192
Asset-backed securities	7,505	1	(24)	7,482	10,393	18	(9)	10,402
Corporate bonds	81,089	—	(1,185)	79,904	96,347	103	(7)	96,443
Total	$147,161	$1	$(2,114)	$145,048	$160,441	$156	$(16)	$160,581

The following table sets forth the fair value of available-for-sale securities by contractual maturity as of April 30, 2022, and July 31, 2021:

	April 30, 2022				July 31, 2021
(in thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Financial Assets:
Investments:
U.S. Treasury securities	$33,894	$20,090	$—	$53,984	$41,633	$411	$—	$42,044
Certificates of deposit	700	—	—	700	1,500	—	—	1,500
Commercial paper	2,978	—	—	2,978	10,192	—	—	10,192
Asset-backed securities	3,006	4,476	—	7,482	29	10,373	—	10,402
Corporate bonds	56,451	23,453	—	79,904	48,192	48,251	—	96,443
Total	$97,029	$48,019	$—	$145,048	$101,546	$59,035	$—	$160,581

The following table sets forth our cash equivalents, and short-term and long-term investments accounted for as available-for-sale securities that were measured at fair value on a recurring basis based on the fair value hierarchy as of April 30, 2022, and July 31, 2021:

	April 30, 2022				July 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$24,718	$—	$—	$24,718	$10,728	$—	$—	$10,728
Investments:
U.S. Treasury securities	53,984	—	—	53,984	42,044	—	—	42,044
Certificates of deposit	—	700	—	700	—	1,500	—	1,500
Commercial paper	—	2,978	—	2,978	—	10,192	—	10,192
Asset-backed securities	—	7,482	—	7,482	—	10,402	—	10,402
Corporate bonds	—	79,904	—	79,904	—	96,443	—	96,443
Total	$78,702	$91,064	$—	$169,766	$52,772	$118,537	$—	$171,309
There were no transfers of financial assets or liabilities into or out of Level 1, Level 2, or Level 3 for the three and nine months ended April 30, 2022, and May 1, 2021.
4.    Accrued Liabilities
Accrued liabilities consisted of the following:

(in thousands)	April 30, 2022	July 31, 2021
Compensation and related benefits	$22,082	$13,645
Advertising	19,810	12,649
Sales taxes	8,864	9,937
Shipping and freight	5,597	6,209
Accrued accounts payable	6,723	5,804
Inventory purchases	29,814	30,384
Sales refund reserve	10,804	11,704
Other	9,291	8,696
Total accrued liabilities	$112,985	$99,028
5.    Credit Agreement
In June 2021, we entered into the 2021 Credit Agreement, to provide a revolving line of credit of up to $100.0 million, including a letter of credit sub-facility in the aggregate amount of $30.0 million, and a swingline sub-facility in the aggregate amount of $50.0 million. We also have the option to request an incremental facility of up to an additional $150.0 million from one or more of the lenders under the 2021 Credit Agreement.
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

As of April 30, 2022, we did not have any borrowings outstanding under the 2021 Credit Agreement and we were in compliance with all financial covenants.
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
On October 11, 2018, October 26, 2018, November 16, 2018, and December 10, 2018, four putative class action lawsuits alleging violations of the federal securities laws were filed by certain of our stockholders in the U.S. District Court for the Northern District of California, naming as defendants us and certain of our officers. The four lawsuits each make the same allegations of violations of the Securities Exchange Act of 1934, as amended, by us and our officers for allegedly making materially false and misleading statements regarding our active client growth and strategy with respect to television advertising between June 2018 and October 2018. The plaintiffs seek unspecified monetary damages and other relief. The four lawsuits have been consolidated and a lead plaintiff has been appointed. On September 18, 2019, the lead plaintiff in the consolidated class action lawsuits (the “Class Action”) filed a consolidated complaint for violation of the federal securities laws. On October 28, 2019, we and other defendants filed a motion to dismiss the consolidated complaint. The lead plaintiff filed an opposition to the motion to dismiss on December 9, 2019, and we and the other defendants filed our reply in support of our motion to dismiss on December 30, 2019. The court granted our motion to dismiss on September 30, 2020 but allowed the lead plaintiff to file an amended complaint. On November 6, 2020, the lead plaintiff filed his amended complaint. We filed a motion to dismiss the amended complaint on December 7, 2020. The lead plaintiff filed an opposition to the motion to dismiss on January 8, 2021, and we filed our reply in support of our motion to dismiss on January 22, 2021. The court granted our motion to dismiss on October 1, 2021. On October 29, 2021, the plaintiffs filed a notice of appeal to the Ninth Circuit Court of Appeals. No hearing date has been set.
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

7.    Accumulated Other Comprehensive Income (Loss)
The following tables present the changes in AOCI by component and, if applicable, the reclassifications out of AOCI for the periods presented:

	For the Three Months Ended April 30, 2022			For the Three Months Ended May 1, 2021
(in thousands)	Available-for-sale Securities	Foreign Currency Translation	Total	Available-for-sale Securities	Foreign Currency Translation	Total
Beginning balance	$(1,259)	$2,250	$991	$162	$3,106	$3,268
Other comprehensive income (loss) before reclassifications(1)	(1,284)	(2,384)	(3,668)	(282)	307	25
Amounts reclassified from AOCI	1	—	1	(17)	—	(17)
Net change in AOCI	(1,283)	(2,384)	(3,667)	(299)	307	8
Ending balance	$(2,542)	$(134)	$(2,676)	$(137)	$3,413	$3,276

	For the Nine Months Ended April 30, 2022			For the Nine Months Ended May 1, 2021
(in thousands)	Available-for-sale Securities	Foreign Currency Translation	Total	Available-for-sale Securities	Foreign Currency Translation	Total
Beginning balance	$(290)	$3,701	$3,411	$1,213	$1,515	$2,728
Other comprehensive income (loss) before reclassifications(1)	(2,253)	(3,835)	(6,088)	(1,219)	1,898	679
Amounts reclassified from AOCI	1	—	1	(131)	—	(131)
Net change in AOCI	(2,252)	(3,835)	(6,087)	(1,350)	1,898	548
Ending balance	$(2,542)	$(134)	$(2,676)	$(137)	$3,413	$3,276

 (1) There was no associated income tax effect for gains/losses on available-for-sale securities for the three and nine months ended April 30, 2022 or May 1, 2021, as we have recorded a valuation allowance against these deferred tax balances.
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
2017 Incentive Plan
In November 2017, our Board of Directors and stockholders adopted our 2017 Incentive Plan (the “2017 Plan”). The remaining shares available for issuance under our 2011 Plan became reserved for issuance under the 2017 Plan. Our 2017 Plan provides for the grant of Class A incentive stock options to employees, including employees of our subsidiaries, and for the grant of nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards (“RSU”), performance stock awards, performance cash awards, and other forms of stock awards to employees, directors, and consultants, including employees and consultants of our subsidiaries. Employee stock option awards generally vest 25% on the first anniversary of the grant date with the remaining shares subject to the option vesting ratably over the next three years subject to the employee’s continued service with the Company. Options generally expire after 10 years. RSU awards made to employees generally vest ratably on a quarterly basis subject to the employee’s continued service with the Company. The number of shares authorized for issuance under the 2017 Plan was 32,793,232 shares of Class A common stock as of April 30, 2022.

2019 Inducement Plan
In October 2019, our Board of Directors adopted our 2019 Inducement Plan (the “2019 Plan”). Our 2019 Plan provides for the grant of Class A nonqualified stock options and RSU awards to individuals who satisfy the standards for inducement grants under the relevant Nasdaq Stock Market rules. On April 7, 2022, the Board of Directors approved a 6,000,000 increase in the number of shares authorized for issuance under the 2019 Plan. The number of shares authorized for issuance under the 2019 Plan was 10,750,000 shares of Class A common stock as of April 30, 2022.
Stock option activity under the 2011 Plan, 2017 Plan, and 2019 Plan is as follows:

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in thousands)
Balance – July 31, 2021	3,650,482	$25.47	7.40	$106,490
Granted	1,201,877	14.54
Exercised	(171,996)	8.95
Cancelled	(279,869)	32.62
Balance – April 30, 2022	4,400,494	$22.67	7.52	$1,501
The aggregate intrinsic value is the difference between the current fair value of the underlying common stock and the exercise price for in-the-money stock options.
The following table summarizes the RSU award activity under the 2017 Plan and 2019 Plan:

	Unvested RSUs
	Class A Common Stock	Weighted- Average Grant Date Fair Value
Unvested at July 31, 2021	10,264,925	$31.35
Granted	13,186,611	16.34
Vested	(2,344,882)	27.57
Forfeited	(4,227,978)	29.03
Unvested at April 30, 2022	16,878,676	$20.73
Stock-Based Compensation Expense
Stock-based compensation expense for employees was $31.6 million and $96.3 million for the three and nine months ended April 30, 2022 and $28.8 million and $73.5 million for the three and nine months ended May 1, 2021. Stock-based compensation expense is included in selling, general, and administrative expenses in our condensed consolidated statements of operations and comprehensive income.
As of April 30, 2022, the total unrecognized compensation expense related to unvested options and RSUs, net of estimated forfeitures, was $332.3 million, which we expect to recognize over an estimated weighted average period of 2.7 years. The weighted-average grant date fair value of options granted during the nine months ended April 30, 2022, was $7.16 per share. The weighted-average grant date fair value of options granted during the nine months ended May 1, 2021, was $27.74 per share.
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

	For the Three Months Ended		For the Nine Months Ended
	April 30, 2022	May 1, 2021	April 30, 2022	May 1, 2021
Expected term (in years)	3.1 - 3.7	5.8	3.1 - 5.5	5.3 - 6.3
Volatility	67.0%	55.5%	62.1% - 67.0%	55.5% - 55.9%
Risk free interest rate	1.4% - 1.5%	0.6%	0.8% -1.5%	0.3% - 0.6%
Dividend yield	—%	—%	—%	—%

9.    Income Taxes
The following table summarizes our effective tax rate from income for the periods presented:

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	April 30, 2022	May 1, 2021	April 30, 2022	May 1, 2021
Loss before income taxes	$(77,628)	$(23,380)	$(109,825)	$(81,773)
Provision (benefit) for income taxes	412	(4,534)	954	(51,429)
Effective tax rate	(0.5)%	19.4%	(0.9)%	62.9%
We are primarily subject to income taxes in the United States and the United Kingdom. Our effective tax rate for the three and nine months ended April 30, 2022, differs from the federal statutory income tax rate primarily due to the full valuation allowance recorded on our net federal and state deferred tax assets. The tax provision for the three and nine months ended April 30, 2022, is primarily comprised of state taxes and income taxes in foreign jurisdictions.
Our effective tax rate for the three and nine months ended May 1, 2021, differed from the federal statutory income tax rate primarily due to the net operating loss carryback provisions of the CARES Act and excess tax benefits from stock-based compensation, partially offset by certain nondeductible expenses.
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
For the calculation of diluted loss per share, net loss attributable to common stockholders for basic loss per share is adjusted by the effect of dilutive securities. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding, including all potentially dilutive common shares. The undistributed earnings are allocated based on the contractual participation rights of the Class A and Class B common shares as if the earnings for the year have been distributed. As the liquidation and dividend rights are identical, the undistributed loss is allocated on a proportionate basis. The computation of the diluted net loss per share of Class A common stock assumes the conversion of Class B common stock, while diluted net loss per share of Class B common stock does not assume the conversion of Class A common stock as Class A common stock is not convertible into Class B common stock.
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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted loss per share attributable to common stockholders is as follows:

	For the Three Months Ended
	April 30, 2022		May 1, 2021
(in thousands, except share and per share amounts)	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(59,783)	$(18,257)	$(12,142)	$(6,704)
Net loss attributable to common stockholders - basic	(59,783)	(18,257)	(12,142)	(6,704)
Reallocation of undistributed loss as a result of conversion of Class B to Class A shares	(18,257)	—	(6,704)	—
Net loss attributable to common stockholders - diluted	$(78,040)	$(18,257)	$(18,846)	$(6,704)
Denominator:
Weighted-average shares of common stock - basic	83,315,758	25,443,444	68,743,748	37,952,472
Conversion of Class B to Class A common shares outstanding	25,443,444	—	37,952,472	—
Weighted-average shares of common stock - diluted	108,759,202	25,443,444	106,696,220	37,952,472
Loss per share attributable to common stockholders:
Basic	$(0.72)	$(0.72)	$(0.18)	$(0.18)
Diluted	$(0.72)	$(0.72)	$(0.18)	$(0.18)

	For the Nine Months Ended
	April 30, 2022		May 1, 2021
(in thousands, except share and per share amounts)	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(83,688)	$(27,091)	$(18,423)	$(11,921)
Net loss attributable to common stockholders - basic	(83,688)	(27,091)	(18,423)	(11,921)
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	(27,091)	—	(11,921)	—
Net loss attributable to common stockholders - diluted	$(110,779)	$(27,091)	$(30,344)	$(11,921)
Denominator:
Weighted-average shares of common stock - basic	82,170,840	26,600,225	64,029,465	41,428,442
Conversion of Class B to Class A common shares outstanding	26,600,225	—	41,428,442	—
Weighted-average shares of common stock - diluted	108,771,065	26,600,225	105,457,907	41,428,442
Loss per share attributable to common stockholders:
Basic	$(1.02)	$(1.02)	$(0.29)	$(0.29)
Diluted	$(1.02)	$(1.02)	$(0.29)	$(0.29)
As the Company has reported net loss for each of the periods presented, all potentially dilutive securities were considered antidilutive. The following common stock equivalents were excluded from the computation of diluted loss per share for the periods presented because including them would have been antidilutive:

	For the Three Months Ended		For the Nine Months Ended
	April 30, 2022	May 1, 2021	April 30, 2022	May 1, 2021
Restricted stock units	16,878,676	8,384,774	16,878,676	8,725,064
Stock options to purchase Class A common stock	3,270,987	1,445,964	3,270,987	1,352,936
Stock options to purchase Class B common stock	1,129,507	1,527,146	1,129,507	1,857,297
Total	21,279,170	11,357,884	21,279,170	11,935,297

11.    Subsequent Events
In light of our recent business momentum and an uncertain macroeconomic environment, we announced a restructuring plan on June 9, 2022, that will reduce our future fixed and variable operating costs and allow us to centralize key capabilities, strengthen decision-making to drive efficiencies, and ensure we are allocating resources to our most critical priorities. This restructuring plan reduces our workforce by approximately 15% of salaried positions and represents approximately 4% of our roles in total. In connection with the restructuring plan, we expect to incur cash charges related to termination benefits and other one-time cash charges of approximately $15 million to $20 million, which will be recognized in the fourth quarter of fiscal 2022.

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
Special Note Regarding Forward-Looking Statements
This Quarterly Report contains forward-looking statements that involve risks, uncertainties, and assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report that are not purely historical, including without limitation statements in the following discussion and analysis of financial condition and results of operations regarding our projected financial position and results, business strategy, plans, and objectives of our management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management, which are in turn based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties, and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” included under Part II, Item 1A below. Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
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
For the three months ended April 30, 2022, we reported $492.9 million in net revenue, representing a year-over-year decline of 8.0% from the three months ended May 1, 2021. As of April 30, 2022, and May 1, 2021, we had 3,907,000 and 4,107,000 active clients, respectively, representing a year-over-year decline of 4.9%.
During the second quarter of fiscal 2022, our year-over-year net revenue growth rate was lower than it has historically been, and during the third quarter of fiscal 2022 we experienced a decline in net revenue year-over-year. We believe this trend will continue in the fourth quarter of fiscal 2022 and expect net revenue growth to be flat to slightly down year over year for the full year. This revenue trend is primarily due to our challenges in acquiring new clients during the first three quarters of fiscal 2022, which has had and will continue to have a negative compounding effect on net revenue in fiscal 2022. We are continuing to navigate the uncertainties presented by the current macroeconomic environment and remain focused on improving the client experience and increasing customer adoption.
Net loss for the three and nine months ended April 30, 2022, was $78.0 million and $110.8 million, respectively, compared to net loss for three and nine months ended May 1, 2021, of $18.8 million and $30.3 million, respectively.

In light of our recent business momentum and an uncertain macroeconomic environment, we announced a restructuring plan on June 9, 2022, that will reduce our future fixed and variable operating costs and allow us to centralize key capabilities, strengthen decision-making to drive efficiencies, and ensure we are allocating resources to our most critical priorities. This restructuring plan reduces our workforce by approximately 15% of salaried positions and represents approximately 4% of our roles in total. In connection with the restructuring plan, we expect to incur cash charges related to termination benefits and other one-time cash charges of approximately $15 million to $20 million, which will be recognized in the fourth quarter of fiscal 2022.
We are continuing to evaluate other fixed and variable operating costs, including rationalizing our real estate footprint, to position ourselves for profitable growth in the future. However, our future results of operations will depend on our ability to successfully navigate current business challenges and the overall macroeconomic environment.
Notwithstanding this restructuring plan, we will continue to invest strategically in both product and technology, while remaining financially disciplined.
For more information on the components of net loss for three and nine months ended April 30, 2022, refer to the section titled “Results of Operations” below.
In January 2022, our Board of Directors authorized a share repurchase program to repurchase up to $150.0 million of our outstanding Class A common stock, with no expiration date. Refer to the section titled “Liquidity and Capital Resources—Share Repurchases” for more information.
COVID-19 Update
There continues to be uncertainty around the COVID-19 pandemic. The full impact of the COVID-19 pandemic on our business will depend on factors such as the length of time of the pandemic; how federal, state and local governments are responding; the impact of new variants that may emerge; vaccination rates among the population; the efficacy of the COVID-19 vaccines against variants that may emerge; the longer-term impact of the pandemic on the economy and consumer behavior; and the effect on our clients, employees, vendors, and other partners.
While we only experienced intermittent and temporary closures of our fulfillment centers in fiscal year 2021 due to COVID-19, we experienced an increase of COVID-19 cases in our fulfillment centers in connection with the increases of cases caused by both the Delta variant and Omicron variants. These increases in cases affected capacity at our fulfillment centers. Additionally, we have experienced difficulty hiring employees in our fulfillment centers, which we attribute to COVID-19 concerns and to increased competition and rising wages for eCommerce fulfillment center workers.
We re-opened our headquarters to employees this quarter, but we expect many employees to continue to work in a remote capacity or a hybrid of in-person and remote work. Remote working environments present additional challenges and increased costs to ensure our offices are safe and functional for hybrid offices that enable effective collaboration of both remote and in-person colleagues.
The effect of the COVID-19 pandemic on the broader economy and consumer behavior continues to evolve. For further discussion of the COVID-19 related risks facing our business, refer to the “Risk Factors” section included in Part II, Item 1A.
Although we experienced unprecedented challenges during this global health crisis, we continue to focus on our long-term growth and strategies that capture the changing ways people shop. While we cannot reasonably estimate the long-term impacts of the COVID-19 pandemic on our operations or financial results, we believe that our business model provides us with a structural advantage and opportunities to increase market share.
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
Adjusted EBITDA
We define adjusted EBITDA as net income (loss) excluding interest income, other expense, net, provision (benefit) for income taxes, depreciation and amortization, and stock-based compensation expense. The following table presents a reconciliation of net income (loss), the most comparable GAAP financial measure, to adjusted EBITDA for each of the periods presented:

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	April 30, 2022	May 1, 2021	April 30, 2022	May 1, 2021
Net loss	$(78,040)	$(18,846)	$(110,779)	$(30,344)
Add (deduct):
Interest income	(194)	(444)	(699)	(2,247)
Other expense, net	942	(395)	1,096	(83)
Provision (benefit) for income taxes	412	(4,534)	954	(51,429)
Depreciation and amortization	9,266	7,049	25,445	20,172
Stock-based compensation expense	31,592	28,802	96,305	73,486
Adjusted EBITDA	$(36,022)	$11,632	$12,322	$9,555
Free Cash Flow
We define free cash flow as cash flows provided by operating activities reduced by purchases of property and equipment that are included in cash flows provided by (used in) investing activities. The following table presents a reconciliation of cash flows provided by operating activities, the most comparable GAAP financial measure, to free cash flow for each of the periods presented:

	For the Nine Months Ended
(in thousands)	April 30, 2022	May 1, 2021
Free cash flow reconciliation:
Cash flows provided by (used in) operating activities	$94,455	$(35,062)
Deduct:
Purchases of property and equipment	(38,681)	(23,690)
Free cash flow	$55,774	$(58,752)
Cash flows provided by (used in) investing activities	$(27,014)	$34,173
Cash flows used in financing activities	$(56,444)	$(19,289)
Operating Metrics

	April 30, 2022	January 29, 2022	October 30, 2021	July 31, 2021	May 1, 2021
Active clients (in thousands)	3,907	4,019	4,180	4,165	4,107
Net revenue per active client	$553	$549	$524	$505	$481

Active Clients
We believe that the number of active clients is a key indicator of our growth and the overall health of our business. We define an active client as a client who checked out a Fix or was shipped an item via Freestyle in the preceding 52 weeks, measured as of the last day of that period. A client checks out a Fix when she indicates what items she is keeping through our mobile application or on our website. We consider each Men’s, Women’s, or Kids account as a client, even if they share the same household. We had 3,907,000 and 4,107,000 active clients as of April 30, 2022, and May 1, 2021, respectively, representing year-over-year decline of 4.9%. The decline in active clients was driven by client conversion challenges and lower site traffic. We experienced weaker-than-expected conversion of new clients due to onboarding friction, and we experienced traffic-related challenges due in part to the ongoing effects of Apple’s iOS privacy changes.
Net Revenue per Active Client
We believe that net revenue per active client is an indicator of client engagement and satisfaction. We calculate net revenue per active client based on net revenue over the preceding four fiscal quarters divided by the number of active clients, measured as of the last day of the period. Net revenue per active client was $553 and $481 as of April 30, 2022, and May 1, 2021, respectively, representing a year-over-year increase of 15.0%.
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
During the first six months of fiscal 2022, we experienced lower than expected inventory receipts largely due to global supply chain delays. We worked to mitigate these delays by ordering product in advance of our typical timelines. During the three months ended April 30, 2022, we experienced a slight easing of these supply chain delays, and coupled with our mitigating strategies, inventory receipts were less severely impacted. We will continue to actively manage global supply chain delays and plan to mitigate the impact of anticipated delays on future inventory receipts.
Client Acquisition and Engagement
To grow our business, we must continue to acquire clients and successfully engage them. We believe that implementing broad-based marketing strategies that increase our brand awareness has the potential to strengthen Stitch Fix as a national consumer brand, help us acquire new clients, and drive revenue growth. We currently utilize both digital and offline channels to attract new visitors to our website or mobile app and subsequently convert them into clients. Our current marketing efforts include client referrals, affiliate programs, partnerships, campaigns with celebrities and influencers, display advertising, television, print, radio, video, content, direct mail, social media, email, mobile “push” communications, search engine optimization, and keyword search campaigns. The launch of Freestyle to new-to-Stitch Fix clients has opened up new marketing opportunities and channels with which we have less experience. Our marketing expenses have varied from period to period, and we expect this trend to continue as we test new channels and refine our marketing strategies.
The largest component of our marketing spend is advertising, which was $51.5 million and $137.5 million, respectively, for the three and nine months ended April 30, 2022, compared to $48.9 million and $142.2 million, respectively, for the three and nine months ended May 1, 2021.
We must also continue to improve the diversity of our offerings to successfully acquire clients and increase engagement. These efforts may include broadening our brand partnerships and expanding into new categories, product types, price points, and geographies.
Investment in our Operations and Infrastructure
To grow our client base and enhance our offering, we may incur additional expenses. We intend to leverage our data science and deep understanding of our clients’ needs to make targeted investments in technology and product.

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
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses (“SG&A”) consist primarily of compensation and benefits costs, including stock-based compensation expense for our employees including our stylists, fulfillment center operations, data analytics, merchandising, engineering, marketing, client experience, and corporate personnel. Selling, general, and administrative expenses also include marketing and advertising costs, third-party logistics costs, facility costs for our fulfillment centers and offices, professional service fees, information technology costs, and depreciation and amortization expense. We expect our selling, general, and administrative expenses to increase in absolute dollars and to fluctuate as a percentage of revenue due to the anticipated growth of our business. Our classification of selling, general, and administrative expenses may vary from other companies in our industry and may not be comparable.
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

Results of Operations
Comparison of the Three and Nine Months Ended April 30, 2022, and May 1, 2021
The following table sets forth our results of operations for the periods indicated:

	For the Three Months Ended		%	For the Nine Months Ended		%
(in thousands)	April 30, 2022	May 1, 2021	Change	April 30, 2022	May 1, 2021	Change
Revenue, net	$492,941	$535,589	(8.0)%	$1,590,909	$1,530,099	4.0%
Cost of goods sold	282,851	289,199	(2.2)%	875,098	847,915	3.2%
Gross profit	210,090	246,390	(14.7)%	715,811	682,184	4.9%
Selling, general, and administrative expenses	286,970	270,609	6.0%	825,239	766,287	7.7%
Operating loss	(76,880)	(24,219)	217.4%	(109,428)	(84,103)	30.1%
Interest income	194	444	(56.3)%	699	2,247	(68.9)%
Other income (expense), net	(942)	395	(338.5)%	(1,096)	83	*
Loss before income taxes	(77,628)	(23,380)	232.0%	(109,825)	(81,773)	34.3%
Provision (benefit) for income taxes	412	(4,534)	(109.1)%	954	(51,429)	(101.9)%
Net loss	$(78,040)	$(18,846)	314.1%	$(110,779)	$(30,344)	265.1%

* Not meaningful
 The following table sets forth the components of our results of operations as a percentage of revenue:

	For the Three Months Ended		For the Nine Months Ended
	April 30, 2022	May 1, 2021	April 30, 2022	May 1, 2021
Revenue, net	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	57.4%	54.0%	55.0%	55.4%
Gross margin	42.6%	46.0%	45.0%	44.6%
Selling, general, and administrative expenses	58.2%	50.5%	51.9%	50.1%
Operating loss	(15.6)%	(4.5)%	(6.9)%	(5.5)%
Interest income	—%	0.1%	—%	0.1%
Other income (expense), net	(0.2)%	0.1%	(0.1)%	—%
Loss before income taxes	(15.7)%	(4.3)%	(6.9)%	(5.4)%
Provision (benefit) for income taxes	0.1%	(0.8)%	0.1%	(3.4)%
Net loss	(15.8)%	(3.5)%	(7.0)%	(2.0)%

Note: Due to rounding, percentages in this table may not sum to totals.
Revenue and Gross Margin
Revenue decreased by $42.6 million or 8.0% during the three months ended April 30, 2022, compared to the same period last year, due primarily to a 4.9% decline in active clients from May 1, 2021 to April 30, 2022, which led to a decrease in sales of merchandise. The decline in active clients was driven by client conversion challenges and lower site traffic, as we experienced weaker-than-expected conversion of new clients due to onboarding friction, and we experienced traffic-related challenges due in part to the ongoing effects of Apple’s iOS privacy changes. The decline in revenue attributable to the decline in number of active clients was partially offset by an increase in net revenue per active client, which increased 15% from the same period last year driven, in part, by our Freestyle offering.
Revenue increased by $60.8 million or 4.0% during the nine months ended April 30, 2022, compared with the same period last year, which was primarily attributable to the increase in net revenue per active client driven, in part, by our Freestyle offering.
Gross margin for the three months ended April 30, 2022, decreased by 340 basis points compared to the same period last year, which was primarily driven by higher merchandise costs, shipping costs, and inventory reserves. Gross margin for the nine months ended April 30, 2022, increased by 40 basis points, compared with the same period last year, which was primarily driven by improved product margins and shipping cost leverage due to higher average order values. This increase was partially offset by higher clearance rates.

Selling, General, and Administrative Expenses
SG&A increased by $16.4 million and $59.0 million for the three and nine months ended April 30, 2022, respectively, compared with the same periods last year. As a percentage of revenue, SG&A increased to 58.2% for the three months ended April 30, 2022, compared with 50.5% for the three months ended May 1, 2021, and increased to 51.9% for the nine months ended April 30, 2022, compared with 50.1% for the nine months ended May 1, 2021.
The increase in SG&A for the three and nine months ended April 30, 2022, compared with the same periods last year, was primarily related to higher compensation and benefits expense, including higher stock-based compensation, primarily due to investments in technology talent. These drivers were partially offset by lower costs due to the issuance of high-dollar referral credits to existing clients in the prior year periods.
The increase in SG&A as a percentage of revenue in the three and nine months ended April 30, 2022, compared to the three and nine months ended May 1, 2021, was primarily related to higher compensation and benefits expense, including higher stock-based compensation.
Provision (Benefit) for Income Taxes
The following table summarizes our effective tax rate from income for the periods presented:

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	April 30, 2022	May 1, 2021	April 30, 2022	May 1, 2021
Loss before income taxes	$(77,628)	$(23,380)	$(109,825)	$(81,773)
Provision (benefit) for income taxes	412	(4,534)	954	(51,429)
Effective tax rate	(0.5)%	19.4%	(0.9)%	62.9%
We are primarily subject to income taxes in the United States and the United Kingdom. Our effective tax rate for the three and nine months ended April 30, 2022, differs from the federal statutory income tax rate primarily due to the full valuation allowance recorded on our net federal and state deferred tax assets. The tax provision for the three and nine months ended April 30, 2022, is primarily comprised of state taxes and income taxes in foreign jurisdictions.
Our effective tax rate for the three and nine months ended May 1, 2021, differed from the federal statutory income tax rate primarily due to the net operating loss carryback provisions of the CARES Act and excess tax benefits from stock-based compensation, partially offset by certain nondeductible expenses.
We continue to monitor the progress of ongoing discussions with tax authorities and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions.
Liquidity and Capital Resources
Sources of Liquidity
Our principal sources of liquidity since inception have been our cash flows from operations.
As of April 30, 2022, we had $137.7 million of cash and cash equivalents and $145.0 million of investments. Our investment balance includes $97.0 million of short-term investments with contractual maturities of 12 months or less as of April 30, 2022.
In June 2021, we entered into a $100.0 million amended and restated credit agreement (the “2021 Credit Agreement”) with Silicon Valley Bank and other lenders. The 2021 Credit Agreement includes a letter of credit sub-facility of $30.0 million and a swingline sub-facility of up to $50.0 million.
Under the terms of the 2021 Credit Agreement, revolving loans may be either Eurodollar Loans or ABR Loans. Outstanding Eurodollar Loans incur interest at the Eurodollar Rate, which is defined in the 2021 Credit Agreement as LIBOR (or any successor thereto), plus a margin of 2.25%. Outstanding ABR Loans incur interest at the highest of (a) the Prime Rate, as published by the Wall Street Journal, (b) the federal funds rate in effect for such day plus 0.50%, and (c) the Eurodollar Rate plus 1.00%, in each case plus a margin of 1.25%. We are charged a commitment fee of 0.25% for committed but unused amounts. The revolving line of credit under the 2021 Credit Agreement will terminate on May 31, 2024. As of April 30, 2022, we did not have any borrowings outstanding under the 2021 Credit Agreement and we were in compliance with all financial covenants.
For information on the terms of the 2021 Credit Agreement, please see “Credit Agreement” in Note 5 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report.

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
Share Repurchases
In January 2022, our Board of Directors authorized a share repurchase program to repurchase up to $150.0 million of our outstanding Class A common stock, with no expiration date (the “2022 Repurchase Program”). We may repurchase shares from time to time through open market repurchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. The actual timing, number and value of shares repurchased in the future will be determined by the Company in its discretion and will depend on a number of factors, including price, trading volume, market conditions, and other general business conditions. Repurchases will be funded from the Company’s existing cash and cash equivalents or future cash flow. The repurchase program may be modified, suspended, or terminated at any time. During the three months ended April 30, 2022, the Company repurchased 1,619,957 shares of Class A common stock for approximately $19.0 million. As of April 30, 2022, the Company has repurchased 2,302,141 shares of Class A common stock for approximately $30.0 million under the 2022 Repurchase Program.
Cash Flows
The following table summarizes our cash flows for the periods indicated below:

	For the Nine Months Ended
(in thousands)	April 30, 2022	May 1, 2021
Net cash provided by (used in) operating activities	$94,455	$(35,062)
Net cash provided by (used in) investing activities	(27,014)	34,173
Net cash used in financing activities	(56,444)	(19,289)
Net increase (decrease) in cash and cash equivalents	$10,997	$(20,178)
Cash provided by operating activities
During the nine months ended April 30, 2022, cash provided by operating activities was $94.5 million, which consisted of a net loss of $110.8 million, offset by non-cash charges of $125.8 million and by a change of $79.4 million in our net operating assets and liabilities. The non-cash charges were primarily driven by $96.3 million of stock-based compensation expense and $27.2 million of depreciation, amortization, and accretion. The change in our net operating assets and liabilities was primarily due to an increase of $88.0 million in our accounts payable and accrued liabilities related to increased business activity and timing of payments, and a change of $3.9 million in our inventory balance primarily due to an increase in inventory receipts in the third quarter.
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
Cash used in investing activities
During the nine months ended April 30, 2022, cash used in investing activities was $27.0 million. This was primarily due to maturities and sales of available-for-sale securities of $98.3 million and $5.8 million, respectively, substantially offset by our investment of $92.5 million in available-for-sale securities and purchases of property and equipment of $38.7 million.
During the nine months ended May 1, 2021, cash provided by investing activities was $34.2 million. This was primarily due to maturities and sales of available-for-sale securities of $133.0 million and $73.9 million, respectively, substantially offset by our investment of $149.0 million in available-for-sale securities and purchases of property and equipment of $23.7 million.

Cash used in financing activities
During the nine months ended April 30, 2022, cash used in financing activities was $56.4 million. This was primarily due to payments for tax withholding related to vesting of restricted stock units and purchases of Class A common stock pursuant to the 2022 Repurchase Program, partially offset by proceeds from the exercise of stock options.
During the nine months ended May 1, 2021, cash used in financing activities was $19.3 million primarily due to payments for tax withholding related to vesting of restricted stock units, partially offset by proceeds from the exercise of stock options.
Contractual Obligations and Other Commitments
There have been no other material changes to our contractual obligations and other commitments as disclosed in our 2021 Annual Report.
Refer to “Note 2 - Summary of Significant Accounting Policies: Leases” in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for commitments entered into during the nine months ended April 30, 2022.
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
Interest Rate Risk
We are primarily exposed to market risks through interest rate risk on our investments. As of April 30, 2022, we had $145.0 million in highly rated investments accounted for as available-for-sale securities, which are presented on our balance sheet at their fair market value compared to $160.6 million as of July 31, 2021. These interest-earning instruments carry a degree of interest rate risk; however, a hypothetical 10% change in interest rates during the three and nine months ended April 30, 2022, would not have had a material impact on our condensed consolidated financial statements.
Foreign Currency Risk
As of April 30, 2022, our revenue was earned in U.S. dollars and British pound sterling. Our expansion into the United Kingdom (“UK”) exposes us to fluctuations in foreign currency exchange rates. Fluctuations in foreign currency exchange rates may also result in transaction gains or losses on transactions in currencies other than the U.S. Dollar or British pound sterling. For the three and nine months ended April 30, 2022, a hypothetical 10% increase or decrease in current exchange rates would not have had a material impact on our condensed consolidated financial results.
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

ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report. Based on the evaluation of our disclosure controls and procedures as of April 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes during the quarter ended April 30, 2022 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•We may not be able to return to or sustain our revenue growth rate and we may not be profitable in the future.
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
Risks Relating to our Industry, the Market, and the Economy
•We rely on consumer discretionary spending and may be adversely affected by economic downturns and other macroeconomic conditions or trends.
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
The COVID-19 pandemic and related measures have resulted in significant disruption that has negatively impacted and may continue to negatively impact our business, including our operational capacity and results of operations. We experienced temporary closures and reduced capacity in the third quarter of fiscal year 2020 as we temporarily closed three of our fulfillment centers as we responded to the pandemic. We allowed employees to opt-in to work, provided them with four weeks of flexible paid time off, and implemented additional safety protocols. These efforts resulted in significantly less capacity in our fulfillment centers during the third quarter of fiscal year 2020, which resulted in delayed Fix shipments, a significant Fix backlog, delayed inventory and return processing, extended wait times for clients, and inventory management challenges. While we only experienced intermittent and temporary closures in fiscal year 2021, we experienced increases of COVID-19 cases in our fulfillment centers in connection with the increases of cases caused by both the Delta and Omicron variants. These increases in cases negatively affected operations at our fulfillment centers and any future surges in cases may negatively affect our operations in the future. Additionally, we have experienced difficulty hiring employees in our fulfillment centers, which we attribute to COVID-19 concerns and to increased competition and rising wages for eCommerce fulfillment center workers. Capacity constraints in our fulfillment centers could cause delayed Fix shipments, delayed inventory and return processing, and inventory management challenges.
The COVID-19 pandemic has, at times, negatively impacted our results of operations, and the future impact and duration of this impact remain uncertain. It will depend on factors such as the length of time the pandemic; how national, state and local governments are responding; the impact of variants that may emerge; the availability of vaccines in different parts of the world; the vaccine rates among the population; the efficacy of the COVID-19 vaccines against variants that may emerge; the response by governmental bodies to reinstate mandated business closures, orders to “shelter in place,” and travel and transportation restrictions; the impact of the pandemic on the economy and consumer behavior, including the impacts of any recession or inflationary pressures resulting from the pandemic; and the effect on our clients, employees, vendors, and other partners. For example, we continue to work with our vendors to minimize inventory disruptions, but future delays and supply constraints may negatively affect our ability to obtain and manage inventory. We have experienced shipping delays to and from our customers as a result of our shipping vendors’ challenges fulfilling higher eCommerce shipping demand, which has impacted our results of operations. We also have been affected by, and expect to continue to be affected by, COVID-related freight delays and difficulties sourcing materials. Additionally, we may be negatively impacted if consumers shift back to traditional brick-and-mortar apparel retailers following the pandemic.
We re-opened our headquarters to employees this quarter, but we expect many employees to continue to work in a remote capacity or a hybrid of in-person and remote work. Remote working environments present additional risks, uncertainties and costs that could affect our performance, including increased operational risk, uncertainty regarding office space needs, heightened vulnerability to cyber attacks due to increased remote work, potential reduced productivity, changes to our Company culture, potential strains to our business continuity plans, and increased costs to ensure our offices are safe and functional as hybrid offices that enable effective collaboration of both remote and in-person colleagues.
The COVID-19 pandemic and resulting economic disruption has also led to significant volatility in the capital markets. And while we have taken measures to preserve our access to liquidity, our cash generated from operations has been negatively impacted and future cash flows may be impacted by the development of the pandemic.

The impact of the COVID-19 pandemic may also exacerbate other risks discussed below, any of which could have a material effect on us. Though we continue to monitor the COVID-19 pandemic closely, the situation is continually, and additional impacts may arise that we are not aware of currently. In addition, if there are future resurgences of COVID-19, including of new strains or variants, the negative impacts on our business may be exacerbated.
Our continued growth depends on attracting new clients.
Our success depends on our ability to attract new clients in a cost-effective manner. To expand our client base, we must appeal to and acquire clients who have historically used other means to purchase apparel, shoes, and accessories, such as traditional brick-and-mortar apparel retailers or the websites of our competitors. We also face competition for clients from other retailers who offer or plan to offer similar services as ours. We currently utilize both digital and offline channels to attract new visitors to our website or mobile app and subsequently convert them into clients. Our current marketing efforts include client referrals, affiliate programs, campaigns with celebrities and influencers, partnerships, display advertising, television, print, radio, video, content, direct mail, social media, email, mobile “push” communications, search engine optimization, and keyword search campaigns. The recent launch of Freestyle to new-to-Stitch Fix clients has also opened up new marketing opportunities and channels with which we have less experience. Our marketing expenses have varied from period to period, and we expect this trend to continue as we test new channels and refine our marketing strategies. We may increase our marketing spend, which may include increased spending on digital, television, radio and other paid marketing channels, and cannot be certain that increases in marketing spend will yield more clients, achieve meaningful payback on our investments, or be cost effective. We may also adjust our marketing strategy or spend within a period if we are not achieving the intended results or if we believe the return-on-investment is not favorable, which may result in faster or slower rates of active client growth in any given period. For instance, in the fourth quarter of fiscal year 2021, we did not spend as much on marketing as anticipated as we waited to launch Freestyle to new-to-Stitch Fix customers. In the first and second fiscal quarters of fiscal year 2022, we spent less on marketing because we were experiencing weaker-than-expected conversion of new clients and decided to pull back to focus on evolving the Freestyle offering and refining the client onboarding experience. This negatively impacted our ability to acquire new clients, and in turn, our net revenue in the second fiscal quarter of 2022. We also experienced weaker-than-expected conversion of new clients in the second and third quarters of fiscal 2022 driven by onboarding challenges and lower site traffic, due in part to the ongoing effects of Apple’s iOS privacy changes.
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
Additionally, we recently experienced difficulty hiring employees in our fulfillment centers, which we attribute to COVID-19 concerns and to increased competition and rising wages for eCommerce fulfillment center workers. To address this, we increased wages in our fulfillment centers and implemented other policies in order to be more competitive in hiring employees. These wage increases impacted our operating results. We may continue to have difficulty hiring employees in fulfillment centers due to increased competition and we expect to continue to increase wages for our fulfillment center employees, as necessary, which would impact our operating results. These hiring difficulties have caused in the past and could in the future cause additional capacity constraints in our fulfillment centers. Capacity constraints in our fulfillment centers could affect the amount and types of inventory we have available to offer to clients, which will affect our results of operations. Surges in COVID-19 cases among fulfillment center employees could also affect the capacity of our fulfillment centers, and therefore our operating results. Additionally, if we or our third-party partner are unable to adequately staff our fulfillment centers to meet demand, or if the cost of such staffing is higher than projected due to competition, mandated wage increases, regulatory changes, international expansion, or other factors, our operating results will be further harmed.

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
To ensure timely delivery of merchandise, we generally enter into purchase contracts well in advance of a particular season and often before apparel trends are confirmed by client purchases. As a result, we are vulnerable to demand and pricing shifts and to suboptimal selection and timing of merchandise purchases. For example, in response to the initial consumer reaction to COVID-19, we cancelled many inventory orders to be prepared for what we expected would be lower client demand. Consequently, when client demand increased, our inventory was not as optimized to meet the demand as we would have liked. During the COVID-19 pandemic, we sought to rapidly shift elements of our inventory away from office attire and towards athleisure to accommodate consumer demand changes caused by the COVID-19 pandemic. Additionally, the surges related to both the Delta and Omicron variants of COVID-19 impacted some of our vendors, who had delays in producing our orders. Freight delays caused by lockdowns due to COVID-19, port closures, port congestion, and shipping container and ship shortages have affected us and caused us to experience delays in receiving inventory. Freight delays caused by these issues or new issues, including labor disruptions or shortages, may affect us in future quarters. Our inventory levels also may be affected by product launch delays, consumer demand fluctuations due to macroeconomic factors or uncertainty or otherwise, disruptions in our systems due to upgrades, launches or otherwise, and our inability to predict demand with respect to new categories or products. In the past, we have not always predicted our clients’ preferences and acceptance levels of our trend items with accuracy, which has resulted in significant inventory write offs and lower gross margins. Furthermore, we have only recently begun using more traditional liquidation methods, such as sales and markdowns, and only to a limited extent thus far. We rely on our merchandising team to order styles and products that our clients will purchase and we rely on our data science to inform the depth and breadth of inventory we purchase, including when to reorder items that are selling well and when to write off items that are not selling well. If our merchandise team does not predict client demand and tastes well or if our algorithms do not help us reorder the right products or write off the right products in a timely manner, we may not effectively manage our inventory and we may experience future significant inventory write-offs, which will adversely affect our operating results. Additionally, we have experienced challenges managing our inventory within the fulfillment centers given storage capacity constraints and challenges hiring fulfillment center employees. These constraints have affected, and may continue to affect, the amount and types of inventory we have available to offer to clients, which could affect our operating results.
Shipping is a critical part of our business and any changes in our shipping arrangements or any interruptions in shipping could adversely affect our operating results.
We currently rely on three major vendors for our shipping. If we are not able to negotiate acceptable pricing and other terms with these entities, shipping prices increase at unexpected levels, or our vendors experience performance problems or other difficulties, it could negatively impact our operating results and our clients experience. In addition, our ability to receive inbound inventory efficiently, ship merchandise to clients, and receive returned merchandise from clients may be negatively affected by inclement weather, fire, flood, power loss, earthquakes, public health crises such as the ongoing COVID-19 pandemic, labor disputes or shortages, acts of war or terrorism, periods of high e-commerce volume, such as holiday seasons, and similar factors. Due to our business model and the fact that we recognize revenue from Fixes when a client checks out items, rather than when Fixes are shipped, we may be impacted by shipping delays to a greater extent than our competitors. Additionally, delays in shipping may cause an auto-ship client’s subsequent Fixes to be scheduled for a later date, as their next Fix is not scheduled until their checkout is complete. In the second quarter of our 2021 fiscal year, we experienced carrier and client shipping delays due to the COVID-19 pandemic and the increased strain on our shipping partners during the holiday season. These delays affected our ability to recognize revenue within the quarter, and we may in the future experience these delays and the resulting impact to our financial results, including potentially during future holiday seasons. With the emergence of the Omicron variant and related surge in COVID-19 cases, we have experienced an increase in the number of COVID-19 cases among fulfillment center employees, and we expect that any future variants or surges of COVID-19 may negatively affect the capacity of our fulfillment centers. In the past, strikes at major international shipping ports have impacted our supply of inventory from our vendors and severe weather events have resulted in long delivery delays and Fix cancellations. Some of our merchandise may be damaged or lost during transit with our shipping vendors. If a greater portion of our merchandise is not delivered in a timely fashion or is damaged or lost during transit, it could adversely affect our operating results or could cause our clients to become dissatisfied and cease using our services, which would adversely affect our business.
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
The fabrics used by our vendors are made of raw materials including, but not limited to, petroleum-based products and cotton. Significant price increases or fluctuations, currency volatility or fluctuation, tariffs, shortages, increases in shipping or freight costs, or shipping delays of petroleum, cotton, or other raw materials could significantly increase our cost of goods sold or affect our operating results. The COVID-19 pandemic caused delays in some shipments from our suppliers and we have experienced and are now experiencing delays in some shipments from our suppliers caused by lockdowns due to COVID-19, factory and port closures, port congestion, and shipping container and other shortages. Additionally, we have limited visibility into delays or control over shipping. We expect these delays to continue as long as COVID-19 continues to affect geographies around the world. We are also experiencing increased costs of goods due to these freight challenges, increases in the price of raw materials, inflationary pressures, rising fuel and other energy costs, and currency volatility, and we expect that prices may continue to increase in the near future and affect our operating results.
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
We may not be able to return to or sustain our revenue growth rate and we may not be profitable in the future.
Our past revenue growth and profitability should not be considered indicative of our future performance. Our revenue increased by 22.8% in fiscal 2021 compared to 2020, 8.5% in fiscal 2020 compared to fiscal 2019, and 28.6% in fiscal 2019 compared to fiscal 2018. However in the second fiscal quarter of 2022, our revenue only increased 2.5% as compared to the second fiscal quarter of 2021, and in the third fiscal quarter of 2022, our revenue decreased by 8.0% as compared to the third fiscal quarter of 2021. As we grow our business, our revenue growth rates may slow or continue to decline in future periods due to a number of reasons, which may include the short- and long-term impacts of the COVID-19 pandemic, decreases in marketing spend, slower client acquisition growth, slower demand for our merchandise and service, increased competition, decreases in the growth rate of our overall market, and our failure to capitalize on growth opportunities, as well as the maturation of our business.

In light of our recent business momentum and an uncertain macroeconomic environment, we announced a restructuring plan on June 9, 2022, intended to reduce our future fixed and variable operating costs. However, our restructuring plan may not adequately reduce expenses or impact our results as we anticipate. Moreover, our expenses may increase, particularly as we expand our operations, infrastructure and geographic markets; develop and introduce new merchandise offerings; hire and retain personnel; and invest in our marketing initiatives. We may not always pursue short-term profits but are often focused on long-term growth, which may impact our financial results. If our revenue does not increase to offset increases in our operating expenses, we may not be profitable in future periods.
If we fail to effectively manage our growth, our business, financial condition, and operating results could be harmed.
To effectively manage our growth, we must continue to implement our operational plans and strategies, improve and expand our infrastructure of people and information systems, and expand, train, and manage our employee base. To support continued growth, we must effectively recruit, hire, integrate, develop, and motivate new employees while maintaining our corporate culture, which is made more challenging due to (i) the COVID-19 pandemic, which has required us to transition to a more remote working environment, and (ii) our hybrid environment of in-person and remote work.
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
Promoting awareness of our service is important to our ability to grow our business, drive client engagement, and attract new clients. Our marketing efforts currently include client referrals, affiliate programs, campaigns with celebrities and influencers, partnerships, display advertising, television, print, radio, video, content, direct mail, social media, email, mobile “push” communications, search engine optimization, and keyword search campaigns. External factors beyond our control, including general economic conditions and decreased discretionary consumer spending, have impacted and may in the future impact the success of our marketing initiatives or how much we decide to spend on marketing in a given period. We also adjust our marketing activity from period to period or within a period as we launch new initiatives or offerings, such as Freestyle, run tests, or make decisions on marketing investments in response to anticipated rates of return, such as when we identify favorable cost per acquisition trends. For example, we had planned for more robust advertising during our second fiscal quarter of fiscal year 2021, but we experienced higher costs per acquisition than we expected and, as a result, spent less on marketing during the quarter than anticipated. In addition, in the fourth quarter of fiscal year 2021, we did not spend as much on marketing as anticipated as we waited to launch Freestyle to new-to-Stitch Fix customers. In the first and second fiscal quarters of fiscal year 2022, we spent less on marketing because we were experiencing weaker-than-expected conversion of new clients and decided to pull back to focus on evolving the Freestyle offering and refining the client onboarding experience. This led to fewer clients being acquired, which negatively impacted our net revenue in the second fiscal quarter of fiscal year 2022 and we anticipate may impact demand for subsequent quarters. We have seen increased costs in certain digital marketing channels and our marketing initiatives may become increasingly expensive; generating a meaningful return on those initiatives may be difficult. Even if we successfully increase revenue as a result of our paid marketing efforts, it may not offset the additional marketing expenses we incur.
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
•manage our inventory effectively;
•anticipate and respond to macroeconomic changes;
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
Additionally, we have experienced increased employee turnover as a result of the general market conditions and a competitive talent market within the U.S., as well as Company-specific factors, such as share price decline, business performance, and leadership changes, and we expect to continue to experience increased employee turnover in the future. We announced a restructuring plan on June 9, 2022 that will reduce our workforce by 15% of salaried positions and represents 4% of our roles in total. This reduction in workforce may cause additional attrition.
We also face significant competition for personnel, particularly in our technology and product organizations. To attract top talent, we have had to offer, and believe we will need to continue to offer, competitive compensation and benefits packages before we can validate the productivity of those employees. We also have had difficulty hiring employees in fulfillment centers due to increased competition for distribution workers and rising wages and have increased our employee compensation levels in response to competition, as necessary.
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
Elizabeth Spaulding was named to the role of Chief Executive Officer on August 1, 2021, and Katrina Lake, our Founder, transitioned to the role of Executive Chairperson of the Board of Directors on August 1, 2021 and remains an employee of ours. If Ms. Spaulding’s succession to Chief Executive Officer is not managed successfully, including her ability to grow and lead a team that can navigate Stitch Fix’s evolution and growth, it could disrupt our business, affect our Company culture, cause retention concerns with respect to our colleagues, and affect our financial condition and operating results.
If we fail to effectively manage our stylists, our business, financial condition and operating results could be adversely affected.
As of April 30, 2022, approximately 3,700 of our employees were stylists, most of whom work remotely and on a part-time basis for us and are paid hourly. The stylists track and report the time they spend working for us. These employees are classified as nonexempt under federal and state law. If we fail to effectively manage our stylists, including by ensuring accurate tracking and reporting of their hours worked and proper processing of their hourly wages, then we may face claims alleging violations of wage and hour employment laws, including, without limitation, claims of back wages, unpaid overtime pay, and missed meal and rest periods. Any such employee litigation could be attempted on a class or representative basis. For example, in August 2020, a representative action under California’s Private Attorneys General Act was filed against us alleging various violations of California’s wage and hour laws relating to our current and former non-exempt stylist employees. While we were able to settle this matter, future litigation concerning our styling employees could be expensive and time-consuming regardless of whether the claims against us are valid or whether we are ultimately determined to be liable, and could divert management’s attention from our business. We could also be adversely affected by negative publicity, litigation costs resulting from the defense of these claims, and the diversion of time and resources from our operations.
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
Our business and operating results are subject to national and global economic conditions and their impact on consumer discretionary spending. Some of the factors that may negatively influence consumer spending include high levels of unemployment; higher consumer debt levels; reductions in net worth, declines in asset values, and related market and macroeconomic uncertainty; home foreclosures and reductions in home values; fluctuating interest rates, increased inflationary pressures and credit availability; rising fuel and other energy costs; rising commodity prices; and general uncertainty regarding the overall future political and economic environment. We have experienced many of these factors, including current inflationary pressures and have, at times, seen negative impacts on client demand as a result. Furthermore, any increases in consumer discretionary spending during times of crisis may be temporary, such as those related to government stimulus programs. Economic conditions in certain regions may also be affected by natural disasters, such as hurricanes, tropical storms, earthquakes, and wildfires; other public health crises; and other major unforeseen events. Consumer purchases of discretionary items, including the merchandise that we offer, generally decline during recessionary periods or periods of economic uncertainty, when disposable income is reduced or when there is a reduction in consumer confidence.
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
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our Class A common stock in the public market, then the trading price of our Class A common stock could decline. In addition, shares underlying any outstanding options and restricted stock units will become eligible for sale if exercised or settled, as applicable, and to the extent permitted by the provisions of various vesting agreements and Rule 144 of the Securities Act. All the shares of Class A and Class B common stock subject to stock options and restricted stock units outstanding and reserved for issuance under our 2011 Equity Incentive Plan, as amended, our 2017 Incentive Plan, and our 2019 Inducement Plan (our “Incentive Plans”) have been registered on Form S-8 under the Securities Act and such shares are eligible for sale in the public markets, subject to Rule 144 limitations applicable to affiliates. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our Class A common stock could decline.
The dual class structure of our common stock concentrates voting control with our executive officers, directors and their affiliates, and may depress the trading price of our Class A common stock.
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As a result, the holders of our Class B common stock, including our directors, executive officers, and their affiliates, are able to exercise considerable influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stock holdings represent less than 50% of the outstanding shares of our capital stock. As of June 3, 2022, 27,929,268 of our 108,170,725 shares outstanding were held by our directors, executive officers, and their affiliates, and 25,397,274 of such shares held by our directors, executive officers, and their affiliates were shares of Class B common stock. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests. This control may adversely affect the market price of our Class A common stock.

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
We may issue additional equity securities in the future. We also issue awards for Class A common stock to our existing and new employees and others under our Incentive Plans. The number of shares subject to such awards is typically based on target dollar values, and therefore the number of shares increases as our stock price decreases. Future issuances of shares of our Class A common stock or the conversion of a substantial number of shares of our Class B common stock, or the perception that these sales or conversions may occur, could depress the market price of our Class A common stock and result in dilution to existing holders of our Class A common stock. Also, to the extent outstanding options to purchase shares of our Class A common stock or Class B common stock are exercised or options or other stock-based awards are issued or become vested, there will be further dilution. The amount of dilution could be substantial depending upon the size of the issuances or exercises and our stock price. Furthermore, we may issue additional equity securities that could have rights senior to those of our Class A common stock. As a result, holders of our Class A common stock bear the risk that future issuances of debt or equity securities may reduce the value of our Class A common stock and further dilute their ownership interest.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below provides information with respect to repurchases of shares of our Class A common stock during the period ended April 30, 2022.

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)(3)	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (in thousands) (2)
January 30- February 26, 2022	581,411	$15.49	581,411	$130,000
February 27 - April 2, 2022	—	$—	—	$130,000
April 3 - April 30, 2022	1,038,546	$9.62	1,038,546	$120,004
Total	1,619,957	$11.73	1,619,957	$120,004

(1) Average price per share excludes broker commissions.
(2) In January 2022, our Board of Directors approved a stock repurchase program for the repurchase of up to $150 million of our Class A common stock. The stock repurchase program has no expiration date.
(3) All of these shares were purchased pursuant to a 10b5-1 trading plan.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
None.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

	Exhibit Number	Description	Incorporation By Reference
			Form	SEC File No.	Exhibit	Filing Date	Filed or Furnished Herewith
	3.1	Amended and Restated Certificate of Incorporation of Stitch Fix, Inc.	8-K	001-38291	3.1	11/21/2017
	3.2	Amended and Restated Bylaws of Stitch Fix, Inc.	8-K	001-38291	3.2	11/21/2017
	10.1+	Stitch Fix, Inc. Amended and Restated 2019 Inducement Plan.	S-8	333-246358	99.1	04/19/2022
	31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
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

Stitch Fix, Inc.
Date:	June 9, 2022	By:	/s/ Dan Jedda
Dan Jedda
Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Sarah Barkema
Sarah Barkema
Chief Accounting Officer
(Principal Accounting Officer)