Form 10-K
period 2022-07-30
Stitch Fix, Inc.
filed 2022-09-21
CIK 1576942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 001-38291

STITCH FIX, INC.
(Exact name of registrant as specified in its charter)

Delaware	27-5026540
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1 Montgomery Street, Suite 1100
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of January 29, 2022, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting Class A common stock and Class B common stock held by non-affiliates of the registrant was approximately $1,206,335,204 and $1,324,337, respectively, based on a closing price of $14.87 per share of the registrant’s Class A common stock as reported on The Nasdaq Global Market on January 28, 2022.
As of September 16, 2022, the number of outstanding shares of the registrant’s Class A common stock, par value $0.00002 per share, was 85,402,027, and the number of outstanding shares of the registrant’s Class B common stock, par value $0.00002 per share, was 25,405,020.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

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
We are successful when we are able to help clients find what they love again and again, creating long-term, trusted relationships. Our clients share personal information with us, including detailed style, size, fit, and price preferences, as well as unique inputs, such as how often they dress for certain occasions or which parts of their bodies they like to flaunt or cover up. Our clients are motivated to share these personal details with us and provide us with ongoing feedback because they recognize that doing so will result in more personalized and successful experiences. This feedback also creates a valuable network effect by helping us to better serve other clients. As of July 30, 2022, we had approximately 3,795,000 active clients. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Financial and Operating Metrics” for information on how we define and calculate active clients.
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

With a Fix, we leverage our data science through a custom-built, web-based styling application that provides recommendations to our stylists from our broad selection of merchandise. Our stylists then send the most relevant items from our merchandise to a client in their Fix. Our stylists provide a personal touch, offer styling advice and context to each item selected, and help us develop long-term relationships with our clients.
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
The Apparel, Shoes, and Accessories Market is Massive, but Many Retailers have Failed to Adapt to Changing Consumer Behavior
The apparel, shoes, and accessories market is large, but we believe many brick-and-mortar retailers have failed to adapt to evolving consumer preferences. Historically, brick-and-mortar retailers have been the primary source of apparel, shoes, and accessories sales. Over time, brick-and-mortar retail has changed and the era of salespersons who know each customer on a personal level has passed. We believe many of today’s consumers view the traditional retail experience as impersonal, time-consuming, and inconvenient. This has led to financial difficulties, bankruptcies, and store closures for many major department stores, specialty retailers, and retail chains.
eCommerce is Growing, but has Further Depersonalized the Shopping Experience
The internet has created new opportunities for consumers to shop for apparel. eCommerce continues to take market share from brick-and-mortar retail. The first wave of eCommerce companies prioritized low price and fast delivery. This transaction-focused model is well suited for commoditized products and when consumers already know what they want. However, we believe eCommerce companies often fall short when consumers do not know what they want and price and delivery speed are not the primary decision drivers. There is an overwhelming selection of apparel, shoes, and accessories available to consumers online, and standard search bars and filters are poor tools when it comes to finding items that fit one’s style, figure, and occasion. eCommerce companies also lack the critical personal touchpoints necessary to help consumers find what they love, further depersonalizing the shopping experience.
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
•nuanced descriptors, such as how appropriate the piece is for a client that prefers preppy clothing or whether it is appropriate for a formal event; and
•client feedback, such as how the item fit a 5’7” client or how popular the piece is with young mothers.
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
Our Value Proposition to Brand Partners
We believe that we are a preferred channel for our brand partners. By introducing our clients to brands they may not have shopped for, we help our brand partners reach clients they may not have otherwise reached. Further, we provide our brand partners with insights based on client feedback that help our brand partners improve and evolve their merchandise to better meet consumer demand.

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
•acquire new clients; and
•expand our addressable market.
How it Works
Clients can engage with us in two ways that, when combined, form an ecosystem of personalized experiences across styling, shopping, and inspiration. The first is the “Fix,” a personalized shipment of items informed by algorithms and sent by a Stitch Fix Stylist. The second is “Freestyle,” an online assortment of apparel, shoes, and accessories personalized to each client from which the client can purchase.
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
In 2020, we founded the Stitch Fix Elevate Grant & Mentorship Program (the “Elevate Program”), with the mission of helping to grow, mentor, and support apparel and accessories businesses owned by Black, Indigenous and People of Color and are including Elevate Program grantees as new brand partners on the Stitch Fix platform.
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

For the production of our Exclusive Brands, we contract with merchandise vendors, some of whom operate their own manufacturing facilities and others subcontract the manufacturing to third parties. Our vendors generally agree to our standard vendor terms, which govern our business relationship. Although we do not have long-term agreements with our vendors, we have long-standing relationships with a diverse base of vendors that we believe to be mutually satisfactory.
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
Inventory Management and Fulfillment
We utilize seven fulfillment centers, six of which are in the United States (located in Arizona, Texas, Pennsylvania, Georgia, Utah, and Indiana), and one in the UK.
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
Seasonality
Seasonality in our business does not follow that of traditional retailers, such as typical high concentration of revenue in the holiday quarter. Historically, our net sales have not been concentrated in a particular period or season, with 28%, 25%, 24%, and 23% of our annual net sales being recognized during the first, second, third, and fourth quarters of the fiscal year ended 2022, respectively.
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

Human Capital
Headcount
As of July 30, 2022, we had approximately 7,920 full-time and part-time employees, including over 3,430 stylists, 3,110 fulfillment center employees, 430 engineers and data scientists, 170 client experience employees, 190 merchandising employees, and 590 general and administrative employees. As of such date, 82% of our employees, 56% of our management team, and 44% of our Board of Directors identified as female.
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
On an annual basis, we retain a third party to audit our pay data. While we have confidence in our approach and philosophy, we want to ensure that our compensation system withstands external review by applying appropriate and accepted methods and standards. The results have continued to show there is no statistically significant difference in pay across gender, race or any other protected classes at Stitch Fix, and that women earn $1.00 for every $1.00 earned by comparable men and employees of color earn $1.00 for every $1.00 earned by comparable white employees.
We will continue to analyze these numbers each year to ensure we maintain pay equity. While we have equal pay for work of equal value, other biases can impact pay. With that in mind, we continue to be vigilant and review areas like leveling and promotions in our organization to ensure that we are working to identify and mitigate any biases in these processes.
Diversity, Equity, and Inclusion
The goal of our Diversity, Equity and Inclusion Strategy is to ensure that our people and business practices allow us to build a company, products, and experiences that reflect the richness of the communities in which we operate. We know that a diverse employee base makes Stitch Fix better, our ideas stronger, and our experience more broadly resonate with the clients we serve today, and will serve in the future. We work towards equitable practices to mitigate bias across areas like hiring, employee performance, evaluation, and promotion; our employee experience; and our vendor and brand engagement. We invest in spaces for employees to learn and grow so that they are equipped to design and uphold equitable systems and processes.
To ensure that our ongoing Diversity, Equity and Inclusion strategy is informed by and rooted in data, we set out to more deeply understand and share our company demography and define clear baselines to improve upon. Our goal in this work is to drive knowledge, precision, and transparency—not only for ourselves internally, but also to contribute to the dialogue and information sharing that is critical to chartering a path forward for the industry.
We also have established seven Employee Resource Groups, which we call Stitch Fix Communities. The goal of our Stitch Fix Communities is to create spaces that drive increased inclusion and belonging for individuals from underrepresented groups who have historically been marginalized in our broader society, build on our mission of inspiring people to be their best, authentic selves, and to create opportunities for employees to share their perspectives with our leaders and connect with each other on a deeper level. Each Stitch Fix Community is led by employees who are supported by an Executive Sponsor, recognized for their leadership, and compensated for their time with learning and development investments and annual special equity grants.

Corporate and Available Information
We were incorporated in Delaware in 2011 under the name rack habit inc. We changed our name to Stitch Fix, Inc. in October 2011. Our principal executive offices are located at 1 Montgomery Street, Suite 1100, San Francisco, California, 94104, and our telephone number is (415) 882-7765. Our website is located at www.stitchfix.com, and our investor relations website is located at https://investors.stitchfix.com.
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
•Our failure to adequately and effectively staff our fulfillment centers and other operational constraints at our fulfillment centers could adversely affect our client experience and operating results.
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
•If we are unable to develop and introduce new offerings or expand into new markets in a timely and cost-effective manner, our business, financial condition, and operating results could be negatively impacted.
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
Our success depends on our ability to attract new clients in a cost-effective manner. To expand our client base, we must appeal to and acquire clients who have historically used other means to purchase apparel, shoes, and accessories, such as traditional brick-and-mortar apparel retailers or the websites of our competitors. We also face competition for clients from other retailers who offer or plan to offer similar services as ours. We currently utilize both digital and offline channels to attract new visitors to our website or mobile app and subsequently convert them into clients. Our current marketing efforts include client referrals, affiliate programs, campaigns with celebrities and influencers, partnerships, display advertising, television, print, radio, video, content, direct mail, social media, email, mobile “push” communications, search engine optimization, and keyword search campaigns. The launch of Freestyle to new-to-Stitch Fix clients also opened up new marketing opportunities and channels with which we have less experience. Our marketing expenses have varied from period to period, and we expect this trend to continue as we test new channels and refine our marketing strategies. We may increase our marketing spend and cannot be certain that increases in marketing spend will yield more clients, achieve meaningful payback on our investments, or be cost effective. We may also adjust our marketing strategy or spend within a period if we are not achieving the intended results or if we believe the return-on-investment is not favorable, which may result in faster or slower rates of active client growth in any given period. For instance, in the fourth quarter of fiscal year 2021, we did not spend as much on marketing as anticipated as we waited to launch Freestyle to new-to-Stitch Fix customers. In the first and second fiscal quarters of fiscal year 2022, we spent less on marketing because we were experiencing weaker-than-expected conversion of new clients and decided to pull back to focus on evolving the Freestyle offering and refining the client onboarding experience. This negatively impacted our ability to acquire new clients, and in turn, our net revenue in subsequent quarters of fiscal year 2022. We also experienced weaker-than-expected conversion of new clients in the second and third quarters of fiscal 2022 driven by onboarding challenges and lower site traffic, due in part to the ongoing effects of Apple’s iOS privacy changes that require apps to get a user’s opt-in permission before tracking or sharing the user’s data across apps or websites owned by companies other than the app’s owner.
In addition, we seek to attract new clients by offering new products, services, and ways to engage with our platform, such as our Freestyle offering. If such new products or services are not timely or successfully launched or are not successful in attracting new clients, our revenue growth and results of operations may suffer. In fiscal year 2022, our results were below our expectations, in large part, because the initial launch of our Freestyle did not drive as much new client growth as we anticipated. Moreover, new clients may not purchase from us as frequently or spend as much with us as existing clients, and the revenue generated from new clients may not be as high as the revenue generated from our existing clients. These factors may harm our growth prospects and our business could be adversely affected.
We may be unable to maintain a high level of engagement with our clients and increase their spending with us, which could harm our business, financial condition, or operating results.
A high proportion of our revenue comes from repeat purchases by existing clients, especially those existing clients who are highly engaged and purchase a significant amount of merchandise from us. If existing clients no longer find our service and merchandise appealing or appropriately priced, they may make fewer purchases and may stop using our service. Even if our existing clients continue to find our service and merchandise appealing, they may decide to receive fewer Fixes or purchase fewer items from their Fixes or through Freestyle over time as their demand for new apparel declines or due to macroeconomic conditions or uncertainty. In addition, as we expand our assortment to include more products with lower price points, the amount clients spend with us may decrease. If clients who receive Fixes most frequently or purchase a significant amount of merchandise from us were to make fewer or lower priced purchases or stop using our service, our financial results could be negatively affected. We seek to attract high-quality clients who will remain clients for the long term, but our efforts may not be successful or produce the results we anticipate. For example, if we are not able to engage new Fix clients effectively so they continue receiving Fixes after their first few tries, our active client growth will suffer. In addition, in the fall of 2021, we launched Freestyle to new-to-Stitch Fix clients. We did not acquire as many new clients through Freestyle as we had hoped and we have less experience engaging with this new client base and developing high-quality relationships outside of our Fix offering. Our inability to attract and keep high-quality clients engaged, a decrease in our number of clients, or a decrease in client spending on the merchandise we offer could negatively affect our operating results. Further, we believe that our future success will depend in part on our ability to increase sales to our existing clients over time and, if we are unable to do so, our business may suffer.

We rely on paid marketing to help grow our business, but these efforts may not be successful or cost effective, and such expenses may vary from period to period.
Promoting awareness of our service is important to our ability to grow our business, drive client engagement, and attract new clients. Our marketing efforts currently include client referrals, affiliate programs, campaigns with celebrities and influencers, partnerships, display advertising, television, print, radio, video, content, direct mail, social media, email, mobile “push” communications, search engine optimization, and keyword search campaigns. External factors beyond our control, including general economic conditions and decreased discretionary consumer spending, have impacted and may in the future impact the success of our marketing initiatives or how much we decide to spend on marketing in a given period. We also adjust our marketing activity from period to period or within a period as we launch new initiatives or offerings, such as Freestyle, run tests, or make decisions on marketing investments in response to anticipated rates of return, such as when we identify favorable cost per acquisition trends. For example, in the fourth quarter of fiscal year 2021, we did not spend as much on marketing as anticipated as we waited to launch Freestyle to new-to-Stitch Fix customers. In the first and second fiscal quarters of fiscal year 2022, we spent less on marketing because we were experiencing weaker-than-expected conversion of new clients and decided to pull back to focus on evolving the Freestyle offering and refining the client onboarding experience. This led to fewer clients being acquired, which negatively impacted our net revenue for the remainder of fiscal year 2022. We have seen increased costs in certain digital marketing channels and our marketing initiatives may become increasingly expensive; generating a meaningful return on those initiatives may be difficult. Even if we successfully increase revenue as a result of our paid marketing efforts, it may not offset the additional marketing expenses we incur.
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
To ensure timely delivery of merchandise, we generally enter into purchase contracts well in advance of a particular season and often before apparel trends are confirmed by client purchases. As a result, we are vulnerable to demand and pricing shifts and to suboptimal selection and timing of merchandise purchases. For example, in response to the initial consumer reaction to COVID-19, we cancelled many inventory orders to be prepared for what we expected would be lower client demand. Consequently, when client demand increased, our inventory was not as optimized to meet the demand as we would have liked. Additionally, surges in cases of COVID-19 impacted some of our vendors, who had delays in producing our orders. Freight delays caused by lockdowns due to COVID-19, port closures, port congestion, and shipping container and ship shortages have affected us and caused us to experience delays in receiving inventory. Freight delays caused by these issues or new issues, including labor disruptions or shortages, may affect us in future quarters. Our inventory levels also may be affected by product launch delays, consumer demand fluctuations due to macroeconomic factors, uncertainty or otherwise, disruptions in our systems due to upgrades, launches or otherwise, and our inability to predict demand with respect to new categories or products. In the past, we have not always predicted our clients’ preferences and acceptance levels of our trend items with accuracy, which has resulted in significant inventory write offs and lower gross margins. Furthermore, we have only recently begun using more traditional liquidation methods, such as sales, clearance events and markdowns, and only to a limited extent thus far. We rely on our merchandising team to order styles and products that our clients will purchase and we rely on our data science to inform the depth and breadth of inventory we purchase, including when to reorder items that are selling well and when to write off items that are not selling well. If we do not predict client demand and tastes well or if our algorithms do not help us reorder or write off the right products in a timely manner, we may not effectively manage our inventory and we may experience future significant inventory write-offs, which would adversely affect our operating results. For instance, in the fourth quarter of 2022, we experienced weaker consumer demand, which caused us to have higher inventory levels and increased inventory reserves that affected our financial results. Additionally, in the past we have experienced challenges managing our inventory within the fulfillment centers given storage capacity constraints and challenges hiring fulfillment center employees. Any future such challenges could affect, the amount and types of inventory we have available to offer to clients, and therefore our operating results.

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
The COVID-19 pandemic and related measures have resulted in significant disruption that has negatively impacted and may continue to negatively impact our business. We experienced temporary closures and reduced capacity in the third quarter of fiscal year 2020 as we temporarily closed three of our fulfillment centers as we responded to the pandemic. We allowed employees to opt-in to work, provided them with four weeks of flexible paid time off, and implemented additional safety protocols. These efforts resulted in significantly less capacity in our fulfillment centers during the third quarter of fiscal year 2020, which resulted in delayed Fix shipments, a significant Fix backlog, delayed inventory and return processing, extended wait times for clients, and inventory management challenges. We also experienced intermittent and temporary closures in fiscal year 2021 and increases of COVID-19 cases in our fulfillment centers in connection with the increases of cases caused by both the Delta and Omicron variants. These increases in cases negatively affected operations at our fulfillment centers and any future surges in cases may negatively affect our operations in the future. Additionally, in fiscal year 2021, we experienced difficulty hiring employees in our fulfillment centers, which we attributed to both COVID-19 concerns and to increased competition and rising wages for eCommerce fulfillment center workers. Future capacity constraints in our fulfillment centers could cause delayed Fix shipments, delayed inventory and return processing, and inventory management challenges.
The COVID-19 pandemic has, at times, negatively impacted our results of operations, and the future impact and duration of this impact remain uncertain. It will depend on factors such as the length of time the pandemic; the impact of variants that may emerge; the availability of vaccines in different parts of the world; the vaccine rates among the population; the efficacy of the COVID-19 vaccines against variants that may emerge; the response by governmental bodies to reinstate mandated business closures, orders to “shelter in place,” and travel and transportation restrictions in the event of additional surges; the impact of the pandemic on the economy and consumer behavior, including the impacts of any recession or inflationary pressures resulting from the pandemic; and the effect on our clients, employees, vendors, and other partners. For example, we continue to work with our vendors to minimize inventory disruptions, but future delays and supply constraints may negatively affect our ability to obtain and manage inventory. We have experienced shipping delays to and from our customers as a result of our shipping vendors’ challenges fulfilling higher eCommerce shipping demand, which has impacted our results of operations. We also have been affected by, and expect to continue to be affected by, COVID-related freight delays and difficulties sourcing materials. Additionally, we may be negatively impacted if consumers shift back to traditional brick-and-mortar apparel retailers following the pandemic.
We re-opened our headquarters to employees in the third quarter of 2022, but most employees to continue to work in a remote capacity or a hybrid of in-person and remote work. Remote working environments present additional risks, uncertainties and costs that could affect our performance, including increased operational risk, uncertainty regarding office space needs, heightened vulnerability to cyber attacks due to increased remote work, potential reduced productivity, changes to our Company culture, potential strains to our business continuity plans, and increased costs to ensure our offices are safe and functional as hybrid offices that enable effective collaboration of both remote and in-person colleagues.
The COVID-19 pandemic and resulting economic disruption has also led to significant volatility in the capital markets. And while we have taken measures to preserve our access to liquidity, our cash generated from operations has been negatively impacted and future cash flows may be impacted by the development of the pandemic.
The impact of the COVID-19 pandemic may also exacerbate other risks discussed below, any of which could have a material effect on us. Though we continue to monitor the COVID-19 pandemic closely, the situation is continually evolving and additional impacts may arise that we are not aware of currently. In addition, if there are future resurgences of COVID-19, including of new strains or variants, the negative impacts on our business may be exacerbated.
Our failure to adequately and effectively staff our fulfillment centers and other operational constraints at our fulfillment centers could adversely affect our client experience and operating results.
We currently receive and distribute merchandise at six fulfillment centers in the United States. We also have a fulfillment center in the UK, which is operated by a third party. During the third quarter of our 2020 fiscal year, in response to the COVID-19 pandemic, we temporarily closed three of our fulfillment centers, offered our fulfillment center employees four weeks of paid time off, and reduced the maximum number of employees in each fulfillment center in order to implement social distancing protocols. These changes resulted in operational constraints, which in turn temporarily reduced our ability to ship merchandise to clients and earn revenue during the third quarter of our 2020 fiscal year. In fiscal year 2021, we experienced smaller, intermittent interruptions in connection with temporary closures of fulfillment centers and experienced an increase of COVID-19 cases in our fulfillment centers. Any future surges of COVID-19 may cause increased cases among fulfillment center employees and negatively affect capacity at our fulfillment centers.

Additionally, we recently experienced difficulty hiring employees in our fulfillment centers, which we attribute to COVID-19 concerns and to increased competition and rising wages for eCommerce fulfillment center workers. To address this, we increased wages in our fulfillment centers and implemented other policies in order to be more competitive in hiring employees. These wage increases impacted our operating results. We may in the future have difficulty hiring employees in fulfillment centers due to increased competition or otherwise and we may have to increase wages for our fulfillment center employees, which would impact our operating results. These hiring difficulties have caused in the past and could in the future cause additional capacity constraints in our fulfillment centers. Capacity constraints in our fulfillment centers could affect the amount and types of inventory we have available to offer to clients, which will affect our results of operations. Additionally, if we or our third-party partner are unable to adequately staff our fulfillment centers to meet demand, or if the cost of such staffing is higher than projected due to competition, mandated wage increases, regulatory changes, international expansion, or other factors, our operating results will be further harmed.
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
We currently rely on three major vendors for our shipping. If we are not able to negotiate acceptable pricing and other terms with these entities, shipping prices increase at unexpected levels, or our shipping vendors experience performance problems or other difficulties, it could negatively impact our operating results and our clients’ experience. In addition, our ability to receive inbound inventory efficiently, ship merchandise to clients, and receive returned merchandise from clients may be negatively affected by inclement weather, fire, flood, power loss, earthquakes, public health crises such as the COVID-19 pandemic, labor disputes, shortages, or strikes, acts of war or terrorism, periods of high e-commerce volume, such as holiday seasons, and similar factors. Due to our business model and the fact that we recognize revenue from Fixes when a client checks out items, rather than when Fixes are shipped, we may be impacted by shipping delays to a greater extent than our competitors. Additionally, delays in shipping may cause an auto-ship client’s subsequent Fixes to be scheduled for a later date, as their next Fix is not scheduled until their checkout is complete. In the second quarter of our 2021 fiscal year, we experienced carrier and client shipping delays due to the COVID-19 pandemic and the increased strain on our shipping partners during the holiday season. These delays affected our ability to recognize revenue within the quarter, and we may in the future experience these delays and the resulting impact to our financial results, including potentially during future holiday seasons. In the past, strikes at major international shipping ports have impacted our supply of inventory from our vendors and severe weather events have resulted in long delivery delays and Fix cancellations. Additionally, some of our merchandise may be damaged or lost during transit with our shipping vendors. If a greater portion of our merchandise is not delivered in a timely fashion or is damaged or lost during transit, it could adversely affect our operating results or could cause our clients to become dissatisfied and cease using our services, which would adversely affect our business.

Our business, including our costs and supply chain, is subject to risks associated with the sourcing and pricing of merchandise and raw materials.
We currently source nearly all of the merchandise that we offer from third-party vendors, many of whom use manufacturers in the same geographic region, and as a result we may be subject to price increases or fluctuations, inflationary pressures, tariffs, demand disruptions, increased shipping or freight costs, or shipping delays in connection with our merchandise. Increased shipping or freights costs or shipping and freight delays could be caused or exacerbated by labor disputes, shortages, or strikes, inclement weather, fire, flood, power loss, earthquakes, public health crises such as the COVID-19 pandemic, acts of war or terrorism, and periods of high e-commerce volume. Our operating results are and have been negatively impacted by increases in the cost of our merchandise, and we have no guarantees that costs will not rise further or at increasing rates. In addition, as we expand into new categories, product types, and geographies, we expect that we may not have strong purchasing power in these new areas, which could lead to higher costs than we have historically seen in our current categories. We may not be able to pass increased costs on to clients, which could adversely affect our operating results.
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
Other factors such as natural disasters have in the past increased raw material costs, impacted pricing with certain of our vendors, and caused shipping delays for certain of our merchandise. Also, the U.S. government’s ban on cotton imported from the Xinjiang region of China, the source of a large portion of the world’s cotton supply, may impact prices and the availability of cotton for our merchandise. Additionally, our products and materials (including potentially non-cotton materials) could be held for inspection by the United States Customs Border Protection (the “US CBP”), which would cause delays and unexpectedly affect our inventory levels. In addition, the labor costs to produce our products may fluctuate. In the event of a significant disruption in the supply of fabrics or raw materials used in the manufacture of the merchandise we offer, our vendors might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price. Any delays, interruption, damage to, or increased costs in raw materials or the manufacture of the merchandise we offer could result in higher prices to acquire the merchandise, or non-delivery of merchandise altogether, and could adversely affect our operating results.
In addition, we cannot guarantee that merchandise we receive from vendors will be of sufficient quality or free from damage, or that such merchandise will not be damaged during shipping, while stored in one of our fulfillment centers, or when returned by customers. While we take measures to ensure merchandise quality and avoid damage, we cannot control merchandise while it is out of our possession or prevent all damage while in our fulfillment centers. We may incur additional expenses and our reputation could be harmed if clients and potential clients believe that our merchandise is not of high quality or may be damaged.
We may not be able to return to or sustain our revenue growth rate and we may not be profitable in the future.
Our past revenue growth and profitability should not be considered indicative of our future performance. Our revenue decreased by 1.4% in fiscal 2022 compared to 2021, increased by 22.8% in fiscal 2021 compared to fiscal 2020, and increased 8.5% in fiscal 2020 compared to fiscal 2019. In the third fiscal quarter of 2022 our revenue decreased by 8.0% as compared to the third fiscal quarter of 2021, and in the fourth quarter of 2022 our revenue decreased by 15.6% as compared to the fourth quarter of fiscal 2021. Our revenue growth rates may continue to decline in future periods due to a number of factors, which may include general economic conditions and decreased discretionary consumer spending, the short- and long-term impacts of the COVID-19 pandemic, decreases in marketing spend, slower client acquisition growth, slower demand for our merchandise and service, increased competition, decreases in the growth rate of our overall market, and our failure to capitalize on growth opportunities, as well as the maturation of our business.
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
To effectively manage our growth, we must continue to implement our operational plans and strategies, improve and expand our infrastructure of people and technology, and expand, train, and manage our employee base. To support continued growth, we must effectively recruit, hire, integrate, develop, and motivate new employees while maintaining our corporate culture, which is made more challenging due to our hybrid environment of in-person and remote work.
We are also required to manage numerous relationships with various vendors and other third parties. Further growth of our operations, vendor base, fulfillment centers, information technology systems, or internal controls and procedures may not be adequate to support our operations. Any change or upgrade to our systems to support the growth and increasing complexity of our business involves risk and we may experience problems or delays as we make upgrades or changes to our systems. For example, in the first quarter of fiscal year 2022, we experienced technical issues following a systems upgrade to our procure-to-pay processes which affected the transmission, receipt, and reconciliation of purchase orders and payments with many of our apparel and accessory vendors. Additionally, we continue to introduce new offerings such as Freestyle, as well as new business initiatives and inventory models. The roll-out of these new offerings and initiatives require investments of time and resources and may require changes in our website, mobile apps, information technology systems or processes, which involves inherent risk. These initiatives and changes also may not be rolled out as timely or effectively as we expect or may not produce the results we intend. If new offerings and initiatives are delayed, it could affect our inventory levels. If we are unable to manage the growth of our organization effectively, or if growth initiatives are not introduced timely, do not produce the anticipated results, or cause unanticipated issues, our business, financial condition, and operating results may be adversely affected.
If we are unable to develop and introduce new offerings or expand into new markets in a timely and cost-effective manner, our business, financial condition, and operating results could be negatively impacted.
Our initial merchandise offering was Women’s apparel, but since our inception we expanded our merchandise offerings to include Petite, Maternity, Men’s, Plus, Premium Brands, and Kids and launched our service in the UK market. In June 2019, we introduced our direct-buy functionality (now called “Freestyle”) with Buy It Again allowing clients in the United States to buy previously purchased items in new colors, prints, and sizes. We expanded direct buy with Complete Your Looks, which allows clients to discover and shop personalized outfits with new items that complement their prior purchases, Trending For You, which allows clients to shop personalized looks based on their style profiles, and Categories, a new way for clients to easily discover pieces within a range of categories based on occasion, brand, or item type. And, in August 2021, we opened up Freestyle to new-to-Stitch Fix clients who had never received a Fix from us previously. We continue to explore additional offerings to serve our existing clients, attract new clients, and expand our geographic scope.
New offerings may not have the same success, or gain traction as quickly, as our current offerings. If our new offerings are not accepted by our clients or do not attract new clients, or if we are not able to attract clients in new markets, our sales may fall short of expectations, our brand and reputation could be adversely affected, and we may incur expenses that are not offset by sales. Developing new offerings requires significant investments of resources and time, and if a new offering is not successful, our business may not grow as anticipated. If the launch of a new category or offering or in a new geography requires investments greater than we expect, is delayed or is not executed well, our operating results could be negatively impacted. For example, in launching Freestyle to new customers during our fiscal 2022, we implemented client on-boarding changes in an effort to drive new clients to Freestyle. These changes resulted in lower conversion of new clients to our Fix offering, which impacted our operating results. Also, our business may be adversely affected if we are unable to attract brands and other merchandise vendors that produce sufficient high-quality, appropriately priced, and on-trend merchandise. For example, vendors in the UK may not be familiar with our company or brand, which may make it difficult for us to obtain the merchandise we seek or be able to purchase products at an appropriate price.
Our current merchandise offerings have a range of margin profiles and we believe new offerings will also have a broad range of margin profiles that will affect our operating results. New businesses generally contribute lower margins and imported merchandise may be subject to tariffs or duties that lower margins. Additionally, as we enter into new categories and markets, we may not have as high purchasing power as we do in our current offerings, which could increase our costs of goods sold and further reduce our margins. Expansion of our merchandise offerings and geographic scope may also strain our management and operational resources, specifically the need to hire and manage additional merchandise buyers to source new merchandise and to allocate new categories across our distribution network. We may also face greater competition in specific categories or regions from companies that are more focused on these areas. For instance, our entry into the Kids category means we now compete with a number of additional companies that have been in the Kids category for a longer period of time and may have more experience in children’s clothing. If any of the above were to occur, it could damage our reputation, limit our growth, and have an adverse effect on our operating results.
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
•cost-effectively acquire new clients and engage with and retain existing clients;
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
In May 2019, we launched our service in the UK market, and we may choose to expand to other international markets in the future. Prior to launching in the UK, we had no experience operating internationally or selling our merchandise outside of the United States, and if we continue to expand internationally, we need to adapt to different local cultures, standards, laws, and policies. The business model we employ may not appeal as strongly to consumers in international markets. Furthermore, to succeed with clients in international locations, such as the UK, we will need to locate fulfillment centers in foreign markets and hire local employees, and we will have to invest in these facilities and employees before proving we can successfully run foreign operations. We may not be successful in expanding into additional international markets or in generating revenue from foreign operations for a variety of reasons, including:
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
•changes in a specific country’s or region’s political, economic, and public health conditions, or any geopolitical instability or threats or acts of war, such as the ongoing conflict between Ukraine and Russia; and
•risks resulting from changes in currency exchange rates.

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
Additionally, we have experienced increased employee turnover as a result of the general market conditions and a competitive talent market within the U.S., as well as Company-specific factors, such as share price decline, business performance, and leadership changes, and we expect to continue to experience increased employee turnover in the future. We announced a restructuring plan on June 9, 2022 that reduced our workforce by 15% of salaried positions and represents 4% of our roles in total. This reduction in workforce may cause additional attrition.
We also face significant competition for personnel, particularly in our technology and product organizations. To attract top talent, we have had to offer, and believe we will need to continue to offer, competitive compensation and benefits packages before we can validate the productivity of those employees. We also have in the past had difficulty hiring employees in fulfillment centers due to increased competition for distribution workers and rising wages and have increased our employee compensation levels in response to competition, as necessary.
We cannot be sure that we will be able to attract, retain, and motivate a sufficient number of qualified personnel in the future, or that the compensation costs of doing so will not adversely affect our operating results. Additionally, we may not be able to hire and train new employees quickly enough to meet our needs. If we fail to retain employees and effectively manage our hiring needs, our efficiency, ability to meet forecasts, employee morale, productivity, and the success of our strategic plans and product roadmap could suffer, which may have an adverse effect on our business, financial condition, and operating results.
Elizabeth Spaulding was named to the role of Chief Executive Officer on August 1, 2021, and Katrina Lake, our Founder, transitioned to the role of Executive Chairperson of the Board of Directors on August 1, 2021, and remains an employee of ours. If Ms. Spaulding’s succession to Chief Executive Officer is not managed successfully, including her ability to grow and lead a team that can navigate Stitch Fix’s evolution and growth, it could disrupt our business, affect our Company culture, cause retention concerns with respect to our colleagues, and affect our financial condition and operating results.

If we fail to effectively manage our stylists, our business, financial condition and operating results could be adversely affected.
As of July 30, 2022, approximately 3,430 of our employees were stylists, most of whom work on a part-time basis for us and are paid hourly. The stylists track and report the time they spend working for us. These employees are classified as nonexempt under federal and state law. If we fail to effectively manage our stylists, including by ensuring accurate tracking and reporting of their hours worked and proper processing of their hourly wages, then we may face claims alleging violations of wage and hour employment laws, including, without limitation, claims of back wages, unpaid overtime pay, and missed meal and rest periods. Any such employee litigation could be attempted on a class or representative basis. For example, in August 2020, a representative action under California’s Private Attorneys General Act was filed against us alleging various violations of California’s wage and hour laws relating to our current and former non-exempt stylist employees. While we were able to settle this matter, future litigation concerning our styling employees could be expensive and time-consuming regardless of whether the claims against us are valid or whether we are ultimately determined to be liable, and could divert management’s attention from our business. We could also be adversely affected by negative publicity, litigation costs resulting from the defense of these claims, and the diversion of time and resources from our operations.
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
Our business and operating results are subject to national and global economic conditions and their impact on consumer discretionary spending. Some of the factors that may negatively influence consumer spending include high levels of unemployment; higher consumer debt levels; reductions in net worth, declines in asset values, and related market and macroeconomic uncertainty; home foreclosures and reductions in home values; fluctuating interest rates, increased inflationary pressures and credit availability; rising fuel and other energy costs; rising commodity prices; and general uncertainty regarding the overall future political and economic environment. We have experienced many of these factors, including current inflationary pressures and have seen negative impacts on client demand as a result. Furthermore, any increases in consumer discretionary spending during times of crisis may be temporary, such as those related to government stimulus programs. Economic conditions in certain regions may also be affected by natural disasters, such as hurricanes, tropical storms, earthquakes, and wildfires; public health crises; and other major unforeseen events.

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
•attracting new clients and engaging with and retaining existing clients;
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
In the ordinary course of our business, we and our vendors collect, process, and store certain personal information and other data relating to individuals, such as our clients and employees, which may include client payment card information. We rely substantially on commercially available systems, software, tools, and monitoring to provide security for our processing, transmission, and storage of personal information and other confidential information. There can be no assurance, however, that we or our vendors will not suffer a data compromise, that hackers or other unauthorized parties will not gain access to personal information or other data, including payment card data or confidential business information, or that any such data compromise or unauthorized access will be discovered in a timely fashion. The techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not identified until they are launched against a target, and we and our vendors may be unable to anticipate these techniques or to implement adequate preventative measures. As we have moved to a more remote and hybrid work force, and as our vendors and other business partners have also moved to permanent or hybrid remote work as well, we and our partners may be more vulnerable to cyber attacks. In addition, our employees, contractors, vendors, or other third parties with whom we do business may attempt to circumvent security measures in order to misappropriate such personal information, confidential information, or other data, or may inadvertently release or compromise such data.
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
China’s Xinjiang Uyghur Autonomous Region (the “XUAR”) is the source of large amounts of cotton and textiles for the global apparel supply chain. The United States Treasury Department placed sanctions on China’s Xinjiang Production and Construction Corporation (“XPCC”) for serious human rights abuses against ethnic minorities in XUAR. Additionally, the US’s Uyghur Forced Labor Prevention Act (“UFLPA”), empowers the US Customs and Border Protection Agency (the “US CBP”) to withhold release of items produced in whole or in part in the XUAR, or produced by companies included on a government-created UFLPA entity list, creating a presumption that such goods were produced using forced labor. XPCC controls many of the cotton farms and much of the textile industry in the region, and many large factories in XUAR product fabrics and yarn for apparel. Although we do not intentionally source any products or materials from the XUAR (either directly or indirectly through our suppliers), we have no known involvement with XPCC or its subsidiaries and affiliates, and we prohibit our apparel vendors from doing business with XPCC or using forced labor, we do not have the ability to completely map our product supply chain, and we could be subject to penalties, fines or sanctions if any of the vendors from which we purchase goods is found to have dealings, directly or indirectly, with XPCC or entities it controls. Additionally, our products or materials (including potentially non-cotton materials) could be held or delayed by the US CBP, which would cause delays and unexpectedly affect our inventory levels. Even if we were not subject to penalties, fines or sanctions, if products we source are linked in any way to XPCC, the XUAR, or an entity on the UFLPA entity list, our reputation could be damaged.

Our use of personal information and other data subjects us to privacy laws and obligations, and our compliance with or failure to comply with such obligations could harm our business.
We collect and maintain significant amounts of personal information and other data relating to our clients and employees. Numerous laws, rules, and regulations in the United States and internationally, including the European Union’s (“EU”) General Data Protection Regulation (the “GDPR”), California’s Consumer Privacy Act (the “CCPA”) and the UK’s Data Protection Act (the “UK GDPR”), govern privacy and the collection, use, and protection of personal information. These laws, rules, and regulations evolve frequently and may be inconsistent from one jurisdiction to another or may be interpreted to conflict with our practices. Any failure or perceived failure by us or any third parties with which we do business to comply with these laws, rules, and regulations, or with other obligations to which we may be or become subject, may result in actions against us by governmental entities, private claims and litigation, fines, penalties, or other liabilities. Any such action would be expensive to defend, damage our reputation, and adversely affect our business and operating results. For example, the GDPR imposes more stringent data protection requirements and provides greater penalties for noncompliance than previous data protection laws. Further, the UK withdrew from the EU on January 31, 2020, subject to a transition period that ended on December 31, 2020 (“Brexit”). The UK GDPR, which regulates data protection in the UK since Brexit, has remained consistent with the EU GDPR in effect since 2018, but it may evolve and it is uncertain whether our operations in, and data transfers to and from, the UK can comply with any future changes in the law. Similarly, the State of California legislature passed the CCPA, which became effective on January 1, 2020. The CCPA requires us to make new disclosures to consumers about our data collection, use, and sharing practices. The CCPA also allows consumers to opt out of certain data sharing with third parties, and provides a new cause of action for data breaches with the possibility of significant statutory damage awards. The CCPA prohibits discrimination against individuals who exercise their privacy rights, provides for civil penalties for violations, and creates a private right of action for data breaches that is expected to increase data breach litigation. The CCPA itself will expand substantially when the California Privacy Rights Act of 2020 (the “CPRA”), which takes effect on January 1, 2023. The CPRA will, among other things, restrict use of certain categories of sensitive personal information that we handle; further restrict the sharing of personal information; establish restrictions on the retention of personal information; expand the types of data breaches subject to the private right of action; and establish the California Privacy Protection Agency to implement and enforce the new law, as well as impose administrative fines. Since the enactment of the CCPA, new privacy and data security laws have been proposed in more than half of the U.S. states and in the U.S. Congress, reflecting a trend toward more stringent privacy legislation in the U.S. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, dissemination, and security of data.
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
The patents we own in the United States and those that may be issued in the United States, in the UK, in Europe and in the People’s Republic of China in the future may not provide us with any competitive advantages or may be challenged by third parties, and our patent applications may never be granted. Even if issued, there can be no assurance that these patents will adequately protect our intellectual property or survive a legal challenge, as the legal standards relating to the validity, enforceability, and scope of protection of patent and other intellectual property rights are uncertain. Our limited patent protection may restrict our ability to protect our technologies and processes from competition. We primarily rely on trade secret laws to protect our technologies and processes, including the algorithms we use throughout our business. Others may independently develop the same or similar technologies and processes, or may improperly acquire and use information about our technologies and processes, which may allow them to provide a service similar to ours, which could harm our competitive position.

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
As of July 30, 2022, we had federal and state net operating loss carryforwards of $165.3 million and $256.0 million, respectively. The federal net operating loss carryforwards may be carried forward indefinitely; state net operating loss carryforwards will expire, if not utilized, beginning in 2025. The ability to use our net operating loss carryforwards depends on the availability of future taxable income. In addition, as of July 30, 2022, we had federal and California research and development tax credit carryforwards of $38.7 million and $21.4 million, respectively. The federal research and development credits will begin to expire in 2036, if not utilized; California research and development credits do not have an expiration date. A portion of our tax attributes are subject to Sections 382 and 383 of the Internal Revenue Code and similar state provisions, which sets limitations arising from ownership changes. Any potential limitations on our ability to offset future income with our tax attributes could result in increased future tax liability to us.
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
•whether investors or securities analysts view our stock structure unfavorably, particularly our dual-class structure and the significant voting control of our directors, executive officers, and their affiliates;
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
In addition, extreme price and volume fluctuations in the stock markets have affected and continue to affect many eCommerce and other technology companies’ stock prices. Often, their stock prices have fluctuated in ways unrelated or disproportionate to the companies’ operating performance. In the past, stockholders have filed securities class action litigation following periods of market volatility. For example, beginning in October 2018, we and certain of our directors and officers were sued in putative class action and derivative lawsuits alleging violations of the federal securities laws for allegedly making materially false and misleading statements. And on August 26, 2022, a class action lawsuit alleging violations of federal securities laws was filed by certain of our stockholders naming as defendants us, certain of our officers and directors and certain of our affiliated stockholders for allegedly making materially false and misleading statements regarding our Freestyle offering. We may be the target of additional litigation of this type in the future as well. Such securities litigation could subject us to substantial costs, divert resources and the attention of management from our business, and seriously harm our business.
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
In January 2022, our Board of Directors authorized a share repurchase program to repurchase up to $150.0 million of our outstanding Class A common stock, with no expiration date. Although our Board of Directors has authorized this repurchase program, the program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The actual timing and amount of repurchases remain subject to a variety of factors, including stock price, trading volume, market conditions and other general business considerations. In addition, the terms of our amended and restated credit agreement with Silicon Valley Bank and other lenders impose limitations on our ability to repurchase shares. The share repurchase program may be modified, suspended, or terminated at any time, and we cannot guarantee that the program will be fully consummated or that it will enhance long-term stockholder value. The program could affect the trading price of our stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our stock. In addition, this program could diminish our cash and cash equivalents and marketable securities.

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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As a result, the holders of our Class B common stock, including our directors, executive officers, and their affiliates, are able to exercise considerable influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stock holdings represent less than 50% of the outstanding shares of our capital stock. As of September 16, 2022, 29,182,102 of our 110,807,047 shares outstanding were held by our directors, executive officers, and their affiliates, and 25,397,274 of such shares held by our directors, executive officers, and their affiliates were shares of Class B common stock. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests. This control may adversely affect the market price of our Class A common stock.
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
We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Specifically, the Sarbanes-Oxley Act requires management to assess the effectiveness of our internal controls over financial reporting and to report any material weaknesses in such internal control. We have experienced material weaknesses and significant deficiencies in our internal controls, including for our fiscal year ended August 3, 2019. Management has concluded that our internal control over financial reporting was effective as of July 30, 2022. However, our testing, or the subsequent testing by our independent public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. If we or our accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, it could harm our operating results, adversely affect our reputation, or result in inaccurate financial reporting. Furthermore, should any such deficiencies arise we could be subject to lawsuits, sanctions or investigations by regulatory authorities, including SEC enforcement actions and we could be required to restate our financial results, any of which would require additional financial and management resources.
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
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Our principal physical properties are located in the United States and UK. Our corporate headquarters are located in San Francisco, California, and comprise approximately 134,000 square feet of space. Given our commitment to a more distributed workforce, and our recent reduction in headcount, we are actively marketing a portion of this space for sublease.
We also lease and operate six fulfillment centers in the United States. We currently utilize a total of approximately 3,755,000 square feet, at which we receive merchandise from vendors, ship products to clients and receive and process returns from clients. These facilities are located in Arizona, Texas, Pennsylvania, Indiana, Utah, and Georgia. In addition, we have one fulfillment center that is leased and operated by a third-party logistics contractor in the UK.
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
Holders of Record
As of the close of business on September 16, 2022, there were 40 stockholders of record of our Class A common stock and 14 stockholders of record of our Class B common stock. The actual number of holders of our Class A and Class B common stock is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees. The number of holders of record presented here also does not include stockholders whose shares may be held in trust by other entities.
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
Cumulative Stock Performance Graph
The following graph compares the cumulative total return to stockholders on our Class A common stock relative to the cumulative total returns of the Standard and Poor’s Retail Select Industry Index (S&P Retail Select Industry) and Nasdaq Composite Index (Nasdaq Composite). An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock and in each index on November 17, 2017, the date our Class A common stock began trading on the Nasdaq, and its relative performance is tracked through July 30, 2022. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class A common stock.

Cumulative Stock Performance Graph
$725
$625
$525
$425
$325
$225
$125
$25
November 2017
July 2018
March 2019
November 2019
July 2020
March 2021
November 2021
July 2022
Stitch Fix, Inc.
S&P Retail Select Industry
Nasdaq Composite

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
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
In January 2022, our Board of Directors authorized a share repurchase program to repurchase up to $150.0 million of our outstanding Class A common stock, with no expiration date (the “2022 Repurchase Program”). We may repurchase shares from time to time through open market repurchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. The actual timing, number and value of shares repurchased in the future will be determined by the Company in its discretion and will depend on a number of factors, including price, trading volume, market conditions, and other general business conditions. During the fourth quarter of 2022, we did not repurchase any shares of our common stock and we had $120.0 million remaining in share repurchase capacity as of July 30, 2022.
Item 6. Selected Financial Data.
No disclosure required by Item 301 of Regulation S-K as in effect on the date of this Annual Report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our audited consolidated financial statements and related notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K, or Annual Report. We use a 52- or 53-week fiscal year, with our fiscal year ending on the Saturday that is closest to July 31 of that year. Each fiscal year generally consists of four 13-week fiscal quarters, with each fiscal quarter ending on the Saturday that is closest to the last day of the last month of the quarter. The fiscal years ended July 30, 2022 (“2022”) and July 31, 2021 (“2021”) consisted of 52 weeks. The fiscal year ended August 1, 2020 (“2020”) consisted of 53 weeks. Throughout this Annual Report, all references to quarters and years are to our fiscal quarters and fiscal years unless otherwise noted.
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
A discussion regarding our financial condition and results of operation for the fiscal year ended July 30, 2022, compared to the fiscal year ended July 31, 2021, is presented below. A discussion regarding our financial condition and results of operations for fiscal year ended July 31, 2021, compared to the fiscal year ended August 1, 2020, can be found under Item 7 in our Annual Report on Form 10-K for the fiscal year ended July 31, 2021, filed with the SEC on September 27, 2021, which is available on the SEC’s website at www.sec.gov and on the SEC Filings section of the Investor Relations section of our website at: https://investors.stitchfix.com.
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
For the fiscal year ended July 30, 2022, we reported $2.1 billion of revenue representing a year-over-year decline of 1.4% from the fiscal year ended July 31, 2021. As of July 30, 2022, and July 31, 2021, we had approximately 3,795,000 and 4,165,000 active clients, respectively, representing a year-over-year decline of 8.9%.
During the first half of fiscal 2022, our year-over-year net revenue growth rate was lower than it had historically been, and during the third and fourth quarters of fiscal 2022, we experienced a decline in net revenue year-over-year. This revenue trend is primarily due to our challenges in acquiring new clients during fiscal 2022, which has had and will continue to have a negative compounding effect on net revenue in fiscal 2023. We are continuing to navigate the uncertainties presented by the current macroeconomic environment and remain focused on improving the conversion of new clients and our overall client experience.
Net loss for the fiscal year ended July 30, 2022, was $207.1 million, compared to net loss of $8.9 million for the fiscal year ended July 31, 2021.
In light of our recent business momentum and an uncertain macroeconomic environment, we announced a restructuring plan on June 9, 2022, that reduces our future fixed and variable operating costs and allows us to centralize key capabilities, strengthen decision-making to drive efficiencies, and ensure we are allocating resources to our most critical priorities. This restructuring plan reduced our workforce by approximately 15% of salaried positions and represented approximately 4% of our roles in total.
We are continuing to evaluate other fixed and variable operating costs, including rationalizing our real estate footprint, to position ourselves for profitable growth in the future. However, our future results of operations will depend on our ability to successfully navigate current business challenges and the overall macroeconomic environment. Notwithstanding this restructuring plan, we will continue to invest strategically in both product and technology, while remaining financially disciplined. In connection with the restructuring plan, we incurred $10.9 million in cash expenses related to termination benefits, $6.2 million in non-cash asset impairment charges, and $0.7 million of other non-cash costs which were recognized in the fourth quarter of fiscal 2022. We also incurred other one-time cash charges of $8.5 million related to retention bonuses for continuing employees which was recognized in the fourth quarter of fiscal 2022.
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
•adjusted EBITDA does not reflect our income tax provision (benefit), which may increase or decrease cash available to us;
•adjusted EBITDA excludes the recurring, non-cash expenses of depreciation and amortization of property and equipment and, although these are non-cash expenses, the assets being depreciated and amortized may have to be replaced in the future;
•adjusted EBITDA excludes the non-cash expense of stock-based compensation, which has been, and will continue to be for the foreseeable future, an important part of how we attract and retain our employees and a significant recurring expense in our business; and
•adjusted EBITDA excludes costs incurred related to discrete restructuring plans and other one-time costs that are fundamentally different in strategic nature and frequency from ongoing initiatives. We believe exclusion of these items facilitates a more consistent comparison of operating performance over time, however these costs do include cash outflows;
•free cash flow does not represent the total residual cash flow available for discretionary purposes and does not reflect our future contractual commitments.

Adjusted EBITDA
We define adjusted EBITDA as net loss excluding interest income, other expense, net, income tax provision (benefit), depreciation and amortization, stock-based compensation expense, and restructuring and other one-time costs. The following table presents a reconciliation of net loss, the most comparable GAAP financial measure, to adjusted EBITDA for each of the periods presented:

	For the Fiscal Year Ended
(in thousands)	July 30, 2022	July 31, 2021	August 1, 2020
Adjusted EBITDA:
Net loss	$(207,121)	$(8,876)	$(67,117)
Add (deduct):
Interest income	(930)	(2,610)	(5,535)
Other expense, net	2,355	366	1,593
Income tax provision (benefit)	(2,349)	(52,241)	19,395
Depreciation and amortization	35,011	27,610	22,562
Stock-based compensation expense(1)	127,373	100,696	67,530
Restructuring and other one-time costs(2)	26,206	—	—
Adjusted EBITDA	$(19,455)	$64,945	$38,428

 (1)Excludes $1.1 million of stock-based compensation expense reflected in “Restructuring and other one-time costs” for the year ended July 30, 2022.
 (2)Restructuring charges consist of $17.7 million in cash and noncash charges primarily related to termination benefits and asset impairment charges in connection with our June 9, 2022, restructuring plan. Other one-time costs primarily consists of $8.5 million in retention bonuses for continuing employees and we expect to incur an additional $5.4 million in retention bonuses during the first quarter of fiscal 2023 in connection with our one-time retention program.

Free Cash Flow
We define free cash flow as cash flows from operating activities reduced by purchases of property and equipment that are included in cash flows from investing activities. The following table presents a reconciliation of cash flows provided by (used in) operating activities, the most comparable GAAP financial measure, to free cash flow for each of the periods presented:

	For the Fiscal Year Ended
(in thousands)	July 30, 2022	July 31, 2021	August 1, 2020
Free cash flow reconciliation:
Cash flows provided by (used in) operating activities	$55,395	$(15,675)	$42,877
Deduct:
Purchases of property and equipment	(46,351)	(35,256)	(30,207)
Free cash flow	$9,044	$(50,931)	$12,670
Cash flows provided by (used in) investing activities	$10,233	$39,093	$(70,461)
Cash flows provided by (used in) financing activities	$(60,250)	$(38,885)	$(1,435)

Operating Metrics

	July 30, 2022	July 31, 2021	August 1, 2020
Active clients (in thousands)	3,795	4,165	3,522
Active Clients
We believe that the number of active clients is a key indicator of our growth and the overall health of our business. We define an active client as a client who checked out a Fix or was shipped an item via Freestyle in the preceding 52 weeks, measured as of the last day of that period. A client checks out a Fix when she indicates what items she is keeping through our mobile application or on our website. We consider each Women’s, Men’s, or Kids account as a client, even if they share the same household. We had 3,795,000 and 4,165,000 active clients as of July 30, 2022, and July 31, 2021, respectively, representing a year-over-year decline of 8.9%. The decline in active clients was driven by client conversion challenges, lower site traffic, and the lapping of our high-dollar value referral program which ended in fiscal 2021.
Net Revenue per Active Client
We believe that net revenue per active client is an indicator of client engagement and satisfaction. We calculate net revenue per active client based on net revenue over the preceding four fiscal quarters divided by the number of active clients, measured as of the last day of the period. Net revenue per active client was $546 and $505 as of July 30, 2022, and July 31, 2021, respectively, representing a year-over-year increase of 8.1%.
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
During the first six months of fiscal 2022, we experienced lower than expected inventory receipts largely due to global supply chain delays. We worked to mitigate these delays by ordering product in advance of our typical timelines. During the second half of fiscal 2022, we experienced slight easing of these supply chain delays, and coupled with our mitigating strategies, inventory receipts were less severely impacted, a trend we expect to continue in fiscal 2023. We will continue to actively manage global supply chain delays and plan to mitigate the impact of any anticipated delays on future inventory receipts.
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
The largest component of our marketing spend is advertising, which was $183.8 million for the fiscal year ended July 30, 2022, compared to $174.7 million for the fiscal year ended July 31, 2021.
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
Generally, changes in our merchandise mix have not caused significant fluctuations in our gross margin to date; however, categories, brands, product types, and price points do have a range of margin profiles. For example, our Exclusive Brands have generally contributed higher margins than our third-party brands, which have generally contributed lower margins. We continue to analyze and evolve our merchandise mix and may increase or add third-party brands to improve the client experience and attract new active clients. Shifts in merchandise mix, particularly if we increase the number of third-party brands we offer, may affect or result in fluctuations in our gross margin from period to period.
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
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses (“SG&A”) consist primarily of compensation and benefits costs, including stock-based compensation expense, for our employees including our stylists, fulfillment center operations, data analytics, merchandising, engineering, marketing, client experience, and corporate personnel. Selling, general, and administrative expenses also include marketing and advertising costs, third-party logistics costs, facility costs for our fulfillment centers and offices, professional service fees, information technology costs, and depreciation and amortization expense. As a result of our restructuring and cost reduction actions, we expect SG&A in fiscal 2023 to decrease year over year. Our classification of selling, general, and administrative expenses may vary from other companies in our industry and may not be comparable.
Interest Income
Interest income is generated from our cash equivalents and investments in available-for-sale securities.
Income Tax Provision (Benefit)
Our income tax provision (benefit) consists of an estimate of federal, state, and international income taxes based on enacted federal, state, and international tax rates, as adjusted for allowable credits, deductions, uncertain tax positions, and changes in the valuation of our net federal and state deferred tax assets.

Results of Operations
Comparison of the Fiscal Years Ended July 30, 2022, July 31, 2021, and August 1, 2020
The following table sets forth our results of operations for the periods indicated:

	For the Fiscal Year Ended			2022 vs. 2021	2021 vs. 2020
(in thousands)	July 30, 2022	July 31, 2021	August 1, 2020	% Change	% Change
Revenue, net	$2,072,812	$2,101,258	$1,711,733	(1.4)%	22.8%
Cost of goods sold	1,164,338	1,153,622	957,523	0.9%	20.5%
Gross profit	908,474	947,636	754,210	(4.1)%	25.6%
Selling, general, and administrative expenses	1,116,519	1,010,997	805,874	10.4%	25.5%
Operating loss	(208,045)	(63,361)	(51,664)	228.3%	22.6%
Interest income	930	2,610	5,535	(64.4)%	(52.8)%
Other expense, net	(2,355)	(366)	(1,593)	543.4%	(77.0)%
Loss before income taxes	(209,470)	(61,117)	(47,722)	242.7%	28.1%
Income tax provision (benefit)	(2,349)	$(52,241)	$19,395	(95.5)%	(369.4)%
Net loss	$(207,121)	$(8,876)	$(67,117)	*	(86.8)%

* Not meaningful

The following table sets forth the components of our results of operations as a percentage of revenue:

	For the Fiscal Year Ended
	July 30, 2022	July 31, 2021	August 1, 2020
Revenue, net	100.0%	100.0%	100.0%
Cost of goods sold	56.2%	54.9%	55.9%
Gross margin	43.8%	45.1%	44.1%
Selling, general, and administrative expenses	53.9%	48.1%	47.1%
Operating loss	(10.0)%	(3.0)%	(3.0)%
Interest income	—%	0.1%	0.3%
Other expense, net	(0.1)%	—%	(0.1)%
Loss before income taxes	(10.1)%	(2.9)%	(2.8)%
Income tax provision (benefit)	(0.1)%	(2.5)%	1.1%
Net loss	(10.0)%	(0.4)%	(3.9)%

Note: Due to rounding, percentages in this table may not sum to totals.
Revenue and Gross Margin
Revenue in the fiscal year ended July 30, 2022 decreased by $28.4 million, or 1.4%, from revenue in the fiscal year ended July 31, 2021. The decline in revenue was primarily attributable to a 8.9% decline in active clients from July 31, 2021 to July 30, 2022, and what we believe was a slowdown in consumer discretionary spending during our fourth quarter of fiscal 2022. The decline in active clients was primarily driven by client conversion challenges and lower site traffic, as we experienced weaker-than-expected conversion of new clients due to onboarding friction, and we experienced traffic-related challenges due in part to the ongoing effects of Apple’s iOS privacy changes. The decline in active clients was also attributable to higher attrition of clients obtained through our high-dollar value referral program that ended in fiscal 2021.
Gross margin for the fiscal year ended July 30, 2022, decreased by 130 basis points compared with the fiscal year ended July 31, 2021. The decrease was primarily attributable to an increase in inventory charges for excess spring and summer inventory in the current year.
Selling, General, and Administrative Expenses
SG&A expenses in the fiscal year ended July 30, 2022, increased by $105.5 million, compared with the fiscal year ended July 31, 2021. As a percentage of revenue, SG&A expenses increased to 53.9% for the fiscal year ended July 30, 2022, compared with 48.1% for the fiscal year ended July 31, 2021. The increase was primarily related to higher compensation and benefits expenses, including an increase in stock-based compensation of $27.8 million in fiscal 2022, primarily due to investments in technology talent. The increase was also related to restructuring and other one-time costs of $26.2 million recorded in the fourth quarter of fiscal 2022.

Income Tax Provision (Benefit)
The following table summarizes our effective tax rate for the periods presented:

	For the Fiscal Year Ended
(in thousands)	July 30, 2022	July 31, 2021	August 1, 2020
Loss before income taxes	$(209,470)	$(61,117)	$(47,722)
Income tax provision (benefit)	(2,349)	(52,241)	19,395
Effective tax rate	1.1%	85.5%	(40.6)%
We are subject to income taxes in the United States and the UK. Our effective tax rate and benefit for income taxes decreased from the fiscal year ended July 31, 2021, to the fiscal year ended July 30, 2022, primarily due to the reversal of stock-based compensation expenses and the absence of the prior year net operating loss carryback provisions of the CARES Act that were not in effect for the current year.
Liquidity and Capital Resources
Sources of Liquidity
Our principal source of liquidity is our cash flow from operations.
As of July 30, 2022, we had $130.9 million of cash and cash equivalents and $99.8 million of investments. Our investment balance includes $82.0 million of short-term investments with contractual maturities of 12 months or less as of July 30, 2022.
We are party to a $100.0 million amended and restated credit agreement, entered into June 2, 2021 and amended on July 29, 2022 (the “Amended Credit Agreement”) with Silicon Valley Bank and other lenders. The Amended Credit Agreement includes a letter of credit sub-facility of $30.0 million and a swingline sub-facility of up to $40.0 million. As of July 30, 2022, we did not have any borrowings outstanding under the Credit Agreement.
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
For information on the terms of the Amended Credit Agreement, please see “Credit Agreement” in Note 7 to the Consolidated Financial Statements included in this Annual Report.
Uses of Cash
Our primary use of cash includes operating costs such as merchandise purchases, lease obligations, compensation and benefits, marketing, and other expenditures necessary to support our business. We may also use cash to repurchase shares of our common stock.
We believe our existing cash, cash equivalents, investment balances, and the borrowing available under our Amended Credit Agreement, if needed, will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months and beyond.
Share Repurchases
In January 2022, our Board of Directors authorized a share repurchase program to repurchase up to $150.0 million of our outstanding Class A common stock, with no expiration date (the “2022 Repurchase Program”). We may repurchase shares from time to time through open market repurchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. The actual timing, number and value of shares repurchased in the future will be determined by the Company in its discretion and will depend on a number of factors, including price, trading volume, market conditions, and other general business conditions. Repurchases will be funded from the Company’s existing cash and cash equivalents or future cash flow. The repurchase program may be modified, suspended, or terminated at any time. During the three months ended July 30, 2022, the Company made no repurchases of Class A common stock. As of July 30, 2022, the Company has repurchased 2,302,141 shares of Class A common stock for approximately $30.0 million under the 2022 Repurchase Program. We had $120.0 million remaining in share repurchase capacity as of July 30, 2022.

Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	For the Fiscal Year Ended
(in thousands)	July 30, 2022	July 31, 2021	August 1, 2020
Net cash provided by (used in) operating activities	$55,395	$(15,675)	$42,877
Net cash provided by (used in) investing activities	10,233	39,093	(70,461)
Net cash used in financing activities	(60,250)	(38,885)	(1,435)
Effect of exchange rate changes on cash and cash equivalents	(4,228)	1,797	1,542
Net increase (decrease) in cash and cash equivalents	$1,150	$(13,670)	$(27,477)
Cash provided (used in) by operating activities
During the fiscal year ended July 30, 2022, cash provided by operating activities was $55.4 million, which consisted of a net loss of $207.1 million, adjusted by non-cash charges of $188.1 million and a change of $74.4 million in our net operating assets and liabilities. The non-cash charges were largely driven by $128.5 million of stock-based compensation expense, $37.2 million of depreciation, amortization, and accretion, $16.6 million in inventory reserves, and $6.2 million in asset impairment charges. The change in our net operating assets and liabilities was primarily due to an increase of $71.3 million in our accounts payable balance due to timing of inventory receipts and payments, as well as increased efficiency in the management of our working capital.
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
Cash provided by (used in) investing activities
During the fiscal year ended July 30, 2022, cash provided by investing activities was $10.2 million, primarily related to net cash flow from purchases, sales, and maturities of $56.6 million in highly rated available-for-sale securities, partially offset by $46.4 million in purchases of property and equipment.
During the fiscal year ended July 31, 2021, cash provided by investing activities was $39.1 million, primarily related to net cash flow from purchases, sales, and maturities of $74.4 million in highly rated available-for-sale securities, partially offset by $35.3 million in purchases of property and equipment.
Cash used in financing activities
During the fiscal year ended July 30, 2022, cash used in financing activities was $60.3 million, which was primarily due to payments for tax withholding related to vesting of restricted stock units of $31.7 million and repurchases of common stock of $30.0 million, partially offset by proceeds from the exercise of stock options of $1.5 million.
During the fiscal year ended July 31, 2021, cash used in financing activities was $38.9 million, which was primarily due to payments for tax withholding related to vesting of restricted stock units of $64.3 million, partially offset by proceeds from the exercise of stock options of $25.9 million.
Effect of exchange rate changes on cash and cash equivalents
Foreign currency exchange rates for the fiscal year ended July 30, 2022, had a negative impact of $4.2 million on cash and cash equivalents. The negative impact on cash and cash equivalents was primarily due to the unfavorable impact of fluctuations in the exchange rate of the British pound sterling to the U.S. dollar.
Contractual Obligations and Other Commitments
Our most significant contractual obligations relate to purchase commitments of inventory and operating lease obligations on our fulfillment centers and corporate offices. As of July 30, 2022, we had $235.0 million of enforceable and legally binding inventory purchase commitments predominantly due within one year. For information on our contractual obligations for operating leases, please see “Leases” in Note 4 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” to this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with GAAP. The preparation of our financial statements requires us to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosures. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.
The critical accounting policies, estimates, and judgments that we believe to have the most significant impacts to our consolidated financial statements are described below.
Inventory, net
Inventory, net consists of finished goods which are recorded at the lower of cost or net realizable value using the first-in-first-out (FIFO) method. We establish a reserve for excess and slow-moving inventory we expect to write off based on historical trends, which consider factors such as the age of the inventory and sell through rate for a particular item. In addition, we estimate and accrue shrinkage as a percentage of inventory out to the client and damaged items at 100% of cost. Inventory shrinkage and damage estimates are made to reduce the inventory value for lost, stolen, or damaged items. If actual experience differs significantly from our estimates due to changes in client merchandise preferences, client demand, or economic conditions, additional merchandise inventory write-downs may be required which could adversely affect our operating results. A 10% change in our inventory reserves estimate as of July 30, 2022, would result in a change in reserves of approximately $6.0 million.
In fiscal 2022, we recorded additional reserves related to excess spring and summer inventory. Aside from these specific reserves, we have not made any material changes to our assumptions included in the calculations of the lower of cost or net realizable value reserves during the fiscal year ended July 30, 2022.
Stock-Based Compensation
We grant stock options and restricted stock units (“RSUs”) to our employees and members of our Board of Directors, and recognize stock-based compensation expense based on the fair value of such awards at grant date. We estimate the fair value of stock options using the Black-Scholes option-pricing model. This model requires us to use certain estimates and assumptions such as:
•Expected volatility of our common stock—based on an even blend of historical and implied volatility;
•Expected term of our stock options—the period that our stock options are expected to be outstanding based on historical averages.
•Expected dividend yield—as we have not paid and do not anticipate paying dividends on our common stock, our expected dividend yield is 0%; and
•Risk-free interest rates—based on the U.S. Treasury zero coupon notes in effect at the grant date with maturities equal to the expected terms of the options granted.
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
We will continue to use judgment in evaluating assumptions related to our stock-based compensation expense. As we continue to accumulate data related to our common stock, we may have refinements to our estimates and assumptions which could impact our future stock-based compensation expense. During fiscal 2022, we updated our volatility and expected term assumptions to move away from using peer based volatility and the simplified method, respectively, and began using our own historical data for these assumptions.
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
Deferred tax assets are evaluated for future realization and reduced by a valuation allowance to the amount that is more likely than not to be realized. We consider many factors when assessing the likelihood of future realization, including our recent cumulative loss, earnings expectations in earlier future years, and other relevant factors.
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
Revenue Recognition
Revenue is recognized net of sales taxes, discounts, and estimated refunds. We record a refund reserve based on our historical refund patterns. The impact of our refund reserve on our operating results may fluctuate based on changes in client refund activity over time.
We also sell gift cards to clients and establish a liability based on the face value of such gift cards. If a gift card is not used, we will recognize estimated gift card breakage revenue proportionately to customer usage of gift cards over the expected gift card usage period, subject to requirements to remit balances to governmental agencies.
We have not made any material changes to our revenue recognition accounting policies during the fiscal year ended July 30, 2022.
Recent Accounting Pronouncements
For recent accounting pronouncements, please see “Significant Accounting Policies” in Note 2 of the Notes to Consolidated Financial Statements included in this Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are primarily exposed to market risks through interest rate risk on our investments. As of July 30, 2022, we had $99.8 million in highly rated investments accounted for as available-for-sale securities, which are presented on our balance sheet at their fair market value. These interest-earning instruments carry a degree of interest rate risk; however, for the fiscal year ended July 30, 2022, a hypothetical 10% change in interest rates would not have had a material impact on our consolidated financial statements.
Foreign Currency Risk
As of July 30, 2022, our revenue was earned in U.S. dollars and British pound sterling. Our expansion into the UK exposes us to fluctuations in foreign currency exchange rates on our operating expenses. Fluctuations in foreign currency exchange rates may also result in transaction gains or losses on transactions in currencies other than the U.S. dollar or British pound sterling. For the fiscal year ended July 30, 2022, a hypothetical 10% increase or decrease in current exchange rates would not have had a material impact on our consolidated financial results.
Inflation Risk
The primary inflationary factors affecting our business are merchandise costs, shipping and freight costs, and labor costs. We do not believe that inflation had a material effect on our business, financial condition, or results of operations for the fiscal year ended July 30, 2022. Nonetheless, our costs are subject to inflationary pressures, which we expect to continue, and if those pressures become significant, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, and results of operations.

Item 8. Financial Statements and Supplementary Data.

STITCH FIX, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Stitch Fix, Inc.:
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Stitch Fix, Inc. and subsidiaries (the “Company”) as of July 30, 2022, and July 31, 2021, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended July 30, 2022, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of July 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 30, 2022 and July 31, 2021, and the results of its operations and its cash flows for each of the fiscal years ended July 30, 2022, July 31, 2021 and August 1, 2020, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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
The Company establishes inventory reserves to record its inventory at the lower of cost or net realizable value, which primarily includes a reserve for excess and slow-moving inventory on hand that is expected to be written-off or otherwise disposed of at a future date. The Company’s estimate of the appropriate amount of the excess and slow-moving inventory reserve utilizes certain inputs and involves judgment. Such inputs include data associated with historical trends, historical inventory write-off activity, and the on-hand inventory aging. The calculation and analysis of historical trend data, historical write-off activity, and the application of this analysis to on-hand inventory involves complex calculations. The excess and slow-moving inventory reserve as of July 30, 2022, totaled $45.0 million. Net inventory as of July 30, 2022, totaled $197.3 million.
We identified the estimated inventory reserve for excess and slow-moving inventory as a critical audit matter given the estimation uncertainty is impacted by a number of subjective factors including current and future customer merchandise preference, consumer spending trends and economic conditions. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the methodology and the reasonableness of these subjective factors in combination with assumptions and inputs including historical inventory trends, historical inventory write-off activity, and the on-hand inventory aging used to determine excess and slow-moving inventory.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the excess and slow-moving inventory reserve included the following, among others:
•We tested the effectiveness of controls over management’s excess and slow moving inventory reserve estimate.
•We compared actual write-off activity in the current year to the excess and slow-moving reserve estimated by the Company in the prior year to evaluate management’s ability to accurately estimate the reserve.
•We evaluated the appropriateness of and performed audit procedures over specified inputs supporting management’s estimate, including the age of on-hand inventory, historical inventory trends, and historical write-off activity.
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
•We reperformed the calculation of the excess and slow-moving inventory reserve using the inputs, assumptions, and methodology consistent with management’s estimate.
•We looked for indications that the reserve for excess and slow-moving inventory may be understated by evaluating write-off activity of inventory subsequent to July 30, 2022.

/s/ Deloitte & Touche LLP
San Francisco, California
September 21, 2022

We have served as the Company’s auditor since 2014.

Stitch Fix, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	July 30, 2022	July 31, 2021
Assets
Current assets:
Cash and cash equivalents	$130,935	$129,785
Short-term investments	82,049	101,546
Inventory, net	197,251	212,294
Prepaid expenses and other current assets	39,456	50,512
Income tax receivable	27,561	27,667
Total current assets	477,252	521,804
Long-term investments	17,713	59,035
Income tax receivable, net of current portion	26,091	27,054
Property and equipment, net	103,375	86,959
Operating lease right-of-use assets	132,179	118,565
Other long-term assets	7,925	5,732
Total assets	$764,535	$819,149
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$143,934	$73,499
Operating lease liabilities	29,014	25,702
Accrued liabilities	94,416	99,028
Gift card liability	10,551	9,903
Deferred revenue	14,441	18,154
Other current liabilities	3,214	2,027
Total current liabilities	295,570	228,313
Operating lease liabilities, net of current portion	141,334	121,623
Other long-term liabilities	4,980	8,364
Total liabilities	441,884	358,300
Commitments and contingencies (Note 8)
Stockholders’ equity:
Class A common stock, $0.00002 par value –2,000,000,000 shares authorized as of July 30, 2022, and July 31, 2021; 86,187,911 and 76,780,570 shares issued and outstanding as of July 30, 2022, and July 31, 2021, respectively	1	1
Class B common stock, $0.00002 par value – 100,000,000 shares authorized as of July 30, 2022, and July 31, 2021; 25,405,020 and 31,175,418 shares issued and outstanding as of July 30, 2022, and July 31, 2021, respectively	1	1
Additional paid-in capital	522,658	416,755
Accumulated other comprehensive (loss) income	(3,527)	3,411
Retained earnings (accumulated deficit)	(166,440)	40,681
Treasury stock at cost (2,302,141 and 0 shares)	(30,042)	—
Total stockholders’ equity	322,651	460,849
Total liabilities and stockholders’ equity	$764,535	$819,149

The accompanying notes are an integral part of these consolidated financial statements.

Stitch Fix, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)

	For the Fiscal Year Ended
	July 30, 2022	July 31, 2021	August 1, 2020
Revenue, net	$2,072,812	$2,101,258	$1,711,733
Cost of goods sold	1,164,338	1,153,622	957,523
Gross profit	908,474	947,636	754,210
Selling, general, and administrative expenses	1,116,519	1,010,997	805,874
Operating loss	(208,045)	(63,361)	(51,664)
Interest income	930	2,610	5,535
Other expense, net	(2,355)	(366)	(1,593)
Loss before income taxes	(209,470)	(61,117)	(47,722)
Income tax provision (benefit)	(2,349)	(52,241)	19,395
Net loss	$(207,121)	$(8,876)	$(67,117)
Other comprehensive income (loss):
Change in unrealized gain (loss) on available-for-sale securities, net of tax	(2,050)	(1,503)	822
Foreign currency translation	(4,888)	2,186	2,093
Total other comprehensive income (loss), net of tax	(6,938)	683	2,915
Comprehensive loss	$(214,059)	$(8,193)	$(64,202)
Net loss attributable to common stockholders:
Basic	$(207,121)	$(8,876)	$(67,117)
Diluted	$(207,121)	$(8,876)	$(67,117)
Loss per share attributable to common stockholders:
Basic	$(1.90)	$(0.08)	$(0.66)
Diluted	$(1.90)	$(0.08)	$(0.66)
Weighted-average shares used to compute loss per share attributable to common stockholders:
Basic	108,762,589	105,975,403	102,383,282
Diluted	108,762,589	105,975,403	102,383,282

The accompanying notes are an integral part of these consolidated financial statements.

Stitch Fix, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance as of August 3, 2019	101,397,480	$2	$279,511	$(187)	$116,674	—	$—	$396,000
Issuance of common stock upon exercise of stock options	1,278,894	—	12,078	—	—	—	—	12,078
Issuance of restricted stock units, net of tax withholdings	1,079,133	—	(12,819)	—	—	—	—	(12,819)
Stock-based compensation	—	—	69,980	—	—	—	—	69,980
Net loss	—	—	—	—	(67,117)	—	—	(67,117)
Other comprehensive income, net of tax	—	—	—	2,915	—	—	—	2,915
Balance as of August 1, 2020	103,755,507	$2	$348,750	$2,728	$49,557	—	$—	$401,037
Issuance of common stock upon exercise of stock options	2,067,751	—	25,932	—	—	—	—	25,932
Issuance of restricted stock units, net of tax withholdings	2,132,730	—	(64,316)	—	—	—	—	(64,316)
Stock-based compensation	—	—	106,389	—	—	—	—	106,389
Net loss	—	—	—	—	(8,876)	—	—	(8,876)
Other comprehensive income, net of tax	—	—	—	683	—	—	—	683
Balance as of July 31, 2021	107,955,988	$2	$416,755	$3,411	$40,681	—	$—	$460,849
Issuance of common stock upon exercise of stock options	176,977	—	1,534	—	—	—	—	1,534
Issuance of restricted stock units, net of tax withholdings	3,459,966	—	(31,742)	—	—	—	—	(31,742)
Stock-based compensation	—	—	136,111	—	—	—	—	136,111
Repurchase of common stock	—	—	—	—	—	(2,302,141)	(30,042)	(30,042)
Net loss	—	—	—	—	(207,121)	—	—	(207,121)
Other comprehensive loss, net of tax	—	—	—	(6,938)	—	—	—	(6,938)
Balance as of July 30, 2022	111,592,931	$2	$522,658	$(3,527)	$(166,440)	(2,302,141)	$(30,042)	$322,651

The accompanying notes are an integral part of these consolidated financial statements.

Stitch Fix, Inc.
Consolidated Statements of Cash Flow
(In thousands)

	For the Fiscal Year Ended
	July 30, 2022	July 31, 2021	August 1, 2020
Cash Flows from Operating Activities
Net loss	$(207,121)	$(8,876)	$(67,117)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred income taxes and valuation allowance	(535)	64	22,880
Change in inventory reserves	16,552	8,875	8,828
Stock-based compensation expense	128,485	100,696	67,530
Depreciation, amortization, and accretion	37,185	29,929	22,617
Asset impairment	6,154	—	—
Other	300	(3,632)	882
Change in operating assets and liabilities:
Inventory	(2,594)	(96,056)	(15,222)
Prepaid expenses and other assets	8,110	(20,096)	(140)
Income tax receivables	1,069	(31,700)	(6,543)
Operating lease right-of-use assets and liabilities	4,301	(1,818)	394
Accounts payable	71,349	(12,385)	(5,520)
Accrued liabilities	(2,641)	22,011	8,297
Deferred revenue	(3,679)	5,082	1,054
Gift card liability	649	1,313	1,357
Other liabilities	(2,189)	(9,082)	3,580
Net cash provided by (used in) operating activities	55,395	(15,675)	42,877
Cash Flows from Investing Activities
Purchases of property and equipment	(46,351)	(35,256)	(30,207)
Purchases of securities available-for-sale	(94,420)	(173,726)	(248,318)
Sales of securities available-for-sale	45,351	104,501	36,587
Maturities of securities available-for-sale	105,653	143,574	171,477
Net cash provided by (used in) investing activities	10,233	39,093	(70,461)
Cash Flows from Financing Activities
Proceeds from the exercise of stock options, net	1,534	25,932	12,078
Payments for tax withholdings related to vesting of restricted stock units	(31,742)	(64,316)	(12,819)
Issuance costs on revolving credit facility	—	(501)	(694)
Repurchase of common stock	(30,042)	—	—
Net cash used in financing activities	(60,250)	(38,885)	(1,435)
Net increase (decrease) in cash and cash equivalents	5,378	(15,467)	(29,019)
Effect of exchange rate changes on cash and cash equivalents	(4,228)	1,797	1,542
Cash and cash equivalents at beginning of period	129,785	143,455	170,932
Cash and cash equivalents at end of period	$130,935	$129,785	$143,455
Supplemental Disclosure
Cash paid for income taxes	$868	461	365
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$2,443	$3,803	$4,088
Capitalized stock-based compensation	$7,626	$5,693	$2,450
Leasehold improvements paid by landlord	$—	$—	$7,406
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
Our fiscal year is a 52-week or 53-week period ending on the Saturday closest to July 31. The fiscal years ended July 30, 2022 (“2022”) and August 1, 2020 (“2020”) consisted of 52 weeks. The fiscal year ended July 31, 2021 (“2021”) consisted of 53 weeks.
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
For debt securities with an amortized cost basis in excess of estimated fair value, we determine what amount of that deficit, if any, is caused by expected credit losses. The portion of the deficit attributable to expected credit losses is recognized in other expense, net on our consolidated statements of income. During the twelve months ended July 30, 2022, we did not record any expected credit losses on our available-for-sale debt securities.
We have elected to present accrued interest receivable separately from short-term and long-term investments on our consolidated balance sheets. Accrued interest receivable was $0.3 million and $1.0 million as of July 30, 2022, and July 31, 2021, respectively, and was recorded in prepaid expenses and other current assets in the consolidated balance sheets. We have also elected to exclude accrued interest receivable from the estimation of expected credit losses on our available-for-sale securities and reverse accrued interest receivable through interest income when amounts are determined to be uncollectible. We did not write off any accrued interest receivable during the twelve months ended July 30, 2022.
Foreign Currency
The functional currency of our international subsidiary is the British pound sterling. For that subsidiary, we translate assets and liabilities to U.S. dollars using period-end exchange rates, and average monthly exchange rates for revenues, costs, and expenses. We record translation gains and losses in AOCI as a component of stockholders’ equity. Net foreign exchange transaction gains and losses resulting from the conversion of the transaction currency to functional currency are recorded in other expense, net in the consolidated statements of operations and comprehensive loss.
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
Our total inventory reserves, which reduce inventory in our consolidated balance sheets, were $59.6 million and $43.4 million as of July 30, 2022, and July 31, 2021, respectively. In the period ended July 30, 2022, we recorded additional reserves related to excess spring and summer inventory, which are reflected in the $59.6 million of inventory reserves. Aside from these specific reserves, we have not made any material changes to our assumptions included in the calculations of the lower of cost or net realizable value reserves during the fiscal year ended July 30, 2022.
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

In the fourth quarter of 2022, in connection with our June 9, 2022, restructuring plan, we recorded an impairment charge of $6.2 million related to a change in our use of corporate office space, and the current and anticipated future market conditions for sublease income in San Francisco, California. Refer to Note 4 “Leases” for further information.
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
We deduct discounts, sales tax, and estimated refunds to arrive at net revenue. Sales tax collected from clients is not considered revenue and is included in accrued liabilities until remitted to the taxing authorities. All shipping costs are accounted for in cost of goods sold and all handling costs are accounted for as fulfillment costs within selling, general, and administrative expense (“SG&A”), and are therefore not evaluated as a separate performance obligation. Discounts are recorded as a reduction to revenue when the order is accepted. We record a refund reserve based on our historical refund patterns. Our refund reserve, which is included in accrued liabilities in the consolidated balance sheets, was $10.3 million and $11.7 million as of July 30, 2022, and July 31, 2021, respectively.
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

The following table summarizes the balances of contractual liabilities included in deferred revenue, gift card liability, and other current liabilities as of the dates indicated:

(in thousands)	July 30, 2022	July 31, 2021
Deferred revenue
Upfront styling fees	$8,422	$11,989
Style Pass annual fees	4,337	3,474
Freestyle orders	1,682	2,691
Total deferred revenue	$14,441	$18,154
Gift card liability	$10,551	$9,903
Other current liabilities
Referral credits	$684	$1,231
The following table summarizes revenue recognized during the twelve months ended July 30, 2022, that was previously included in deferred revenue, gift card liability, and other current liabilities at July 31, 2021:

(in thousands)	Revenue Recognized From Amounts Previously Included in Deferred Balances at July 31, 2021
Upfront styling fees	$11,767
Style Pass annual fees	3,474
Freestyle orders	2,341
Gift card liability	2,661
Referral credits	794
Cost of Goods Sold
Cost of goods sold consists of the costs of merchandise, expenses for shipping to and from clients and inbound freight, inventory write-offs and changes in our inventory reserve, payment processing fees, and packaging materials costs, offset by the recoverable cost of merchandise estimated to be returned.
Selling, General, and Administrative Expenses
SG&A expenses consist primarily of compensation and benefits costs, including stock-based compensation expense, for our employees including our stylist, fulfillment center operations, data analytics, merchandising, engineering, client experience, marketing, and corporate personnel. SG&A expenses also include marketing and advertising, third-party logistics costs, facility costs for our fulfillment centers and offices, professional services fees, information technology, and depreciation and amortization.
Advertising Expenses
Costs associated with the production of advertising, such as writing, copy, printing, and other production costs are expensed as incurred. Costs associated with communicating advertising on television and radio are expensed the first time the advertisement is run. Online advertising costs are expensed as incurred. Advertising costs totaled $183.8 million, $174.7 million, and $167.8 million for 2022, 2021, and 2020, respectively, and are included within selling, general, and administrative expenses in the consolidated statements of operations and comprehensive loss.
Marketing Programs
We have a client referral program under which we issue credits for future purchases to clients when the referral results in a new client who has ordered a Fix or made a purchase on Freestyle. We record a liability at the time of issuing the credit and reduce the liability upon application of the credit to a client’s purchase. We also have an affiliate program under which we make cash payments to lifestyle or fashion bloggers or others who refer clients in high volumes. Amounts related to both of these programs are included within selling, general, and administrative expenses in the consolidated statements of operations and comprehensive loss.
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
Stock-Based Compensation Expense
We measure stock-based compensation expense associated with option awards made to employees and members of our board of directors based on the estimated fair values of the awards at the grant date using the Black-Scholes option-pricing model. We measure stock-based compensation expense associated with restricted stock unit (“RSU”) awards made to employees and members of our board of directors based on the fair values of those awards at the grant date. For options and RSU’s with service conditions only, stock-based compensation expense is recognized, net of forfeitures, over the requisite service period using the straight-line method such that an expense is only recognized for those awards that we expect to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
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
No client accounted for greater than 10% of total revenue, net for the twelve months ended 2022, 2021, and 2020, respectively.
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
Our financial instruments consist of cash and cash equivalents, short-term and long-term investments, accounts payable, and accrued liabilities. At July 30, 2022, and July 31, 2021, the carrying values of cash and cash equivalents, accounts payable, and accrued liabilities approximated fair value due to their short-term maturities.

The following table sets forth our cash equivalents and short-term and long-term investments accounted for as available-for-sale securities that were measured at fair value on a recurring basis based on the fair value hierarchy as of July 30, 2022, and July 31, 2021:

	July 30, 2022				July 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$16,267	$—	$—	$16,267	$10,728	$—	$—	$10,728
Commercial paper	—	—	—	—	—	—	—	—
Investments:
U.S. Treasury securities	42,260	—	—	42,260	42,044	—	—	42,044
Certificates of deposit	—	—	—	—	—	1,500	—	1,500
Commercial paper	—	2,985	—	2,985	—	10,192	—	10,192
Asset-backed securities	—	—	—	—	—	10,402	—	10,402
Corporate bonds	—	54,517	—	54,517	—	96,443	—	96,443
Total	$58,527	$57,502	$—	$116,029	$52,772	$118,537	$—	$171,309
There were no transfers of financial assets or liabilities into or out of Level 1, Level 2, or Level 3 for the fiscal years ended July 30, 2022, and July 31, 2021.
The following table sets forth the amortized cost, gross unrealized gains, gross unrealized losses and fair values of our short-term and long-term investments accounted for as available-for-sale securities as of July 30, 2022, and July 31, 2021:

	July 30, 2022				July 31, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial Assets:
Investments:
U.S. Treasury securities	$43,163	$—	$(903)	$42,260	$42,009	$35	$—	$42,044
Certificates of deposit	—	—	—	—	1,500	—	—	1,500
Commercial paper	2,985	—	—	2,985	10,192	—	—	10,192
Asset-backed securities	—	—	—	—	10,393	18	(9)	10,402
Corporate bonds	55,526	—	(1,009)	54,517	96,347	103	(7)	96,443
Total	$101,674	$—	$(1,912)	$99,762	$160,441	$156	$(16)	$160,581
The following table shows fair value and gross unrealized losses, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at July 30, 2022:

	Less Than 12 Months		More Than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Financial Assets:
Investments:
U.S. Treasury securities	$42,260	$(903)	$—	$—	$42,260	$(903)
Corporate bonds	24,940	(547)	29,577	(462)	54,517	(1,009)
Total	$67,200	$(1,450)	$29,577	$(462)	$96,777	$(1,912)
Due to the increasing interest rate environment during fiscal 2022, gross unrealized losses on our available-for-sale securities have increased significantly. We evaluate securities for expected credit losses on a quarterly basis with consideration given to the financial condition and near-term prospects of the issuer; whether we intend to sell the securities, and whether it is more likely than not that we will be required to sell the securities before recovery of their amortized cost basis.
As of July 30, 2022, the losses on our available-for-sale securities were considered to be a direct effect of the increase in interest rates and not the creditworthiness of the issuers. We have the current intent and ability to retain these securities until maturity or recovery of the amortized cost basis. Therefore, we did not recognize any expected credit losses as of July 30, 2022.

The following table sets forth the fair value of available-for-sale securities by contractual maturity as of July 30, 2022, and July 31, 2021:

	July 30, 2022				July 31, 2021
(in thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Financial Assets:
Investments:
U.S. Treasury securities	$35,473	$6,787	$—	$42,260	$41,633	$411	$—	$42,044
Certificates of deposit	—	—	—	—	1,500	—	—	1,500
Commercial paper	2,985	—	—	2,985	10,192	—	—	10,192
Asset-backed securities	—	—	—	—	29	10,373	—	10,402
Corporate bonds	43,591	10,926	—	54,517	48,192	48,251	—	96,443
Total	$82,049	$17,713	$—	$99,762	$101,546	$59,035	$—	$160,581

4.Leases
Our leasing portfolio includes lease arrangements for our corporate offices, fulfillment centers, and, to a lesser extent, equipment. Such leases generally have original lease terms between five and eight years, and often include one or more options to renew. We have not considered any of our renewal options reasonably certain to be exercised at lease commencement and do not have residual value guarantees associated with our leases.
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
The following is a schedule by year of the maturities of operating lease liabilities with original terms in excess of one year, as of July 30, 2022:

(in thousands)	July 30, 2022
2023	$37,448
2024	34,424
2025	29,135
2026	28,124
2027	22,271
Thereafter	48,521
Total undiscounted future minimum lease payments	199,923
Less imputed interest	(29,575)
Total discounted future minimum lease payments	$170,348
The weighted average remaining term for our leases as of July 30, 2022 and July 31, 2021 was 6.3 years and 6.0 years, respectively. The weighted average discount rate for our leases as of July 30, 2022 and July 31, 2021 was 4.7% and 4.9%, respectively.
Supplemental cash flow information related to our leases is as follows:

	For the Fiscal Year Ended
(in thousands)	July 30, 2022	July 31, 2021
Cash paid for amounts included in the measurement of operating lease liabilities	$34,261	$33,061
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	40,067	8,766

Operating Lease Cost
Operating lease cost is recorded on a straight-line basis over the lease term. Certain leases contain variable payments, which are expensed as incurred and not included in our operating lease right-of-use assets and operating lease liabilities. These amounts primarily include payments for maintenance, utilities, taxes, and insurance on our office and fulfillment center leases.
The following table includes the components of our rent expense recorded in selling, general, and administrative expense in the consolidated statement of operations and comprehensive loss:

	For the Fiscal Year Ended
(in thousands)	July 30, 2022	July 31, 2021
Operating lease cost	$33,615	$31,231
Variable lease costs	8,009	6,236
Short-term lease costs	354	2,016
Operating lease impairment	5,428	—
Sublease income	(4,230)	(876)
Total	$43,176	$38,607
During fiscal 2022, we entered into subleases for certain portions of our corporate offices and fulfillment centers due to our recent commitment to a more distributed workforce for corporate employees and a reduction in square footage needs for current operations. We may continue to seek sublease arrangements in fiscal 2023 for certain corporate offices and fulfillment centers as needed.
Impairment
In the fourth quarter of 2022, in connection with our June 9, 2022 restructuring plan, we recorded $6.2 million of impairment related to a change in our use of corporate office space, and the current and anticipated future market conditions for sublease income in San Francisco, California. This charge was allocated between operating lease right-of-use assets and property and equipment, net on the consolidated balance sheets to record the corresponding assets at their estimated fair market value, with the expense being recorded within selling, general, and administrative on the consolidated statements of operations and comprehensive loss.
5.Property and Equipment, net
Property and equipment, net consisted of the following:

(in thousands)	July 30, 2022	July 31, 2021
Computer equipment	$9,281	$7,637
Office furniture and equipment	53,999	37,454
Leasehold improvements	54,247	44,118
Capitalized software	84,605	66,656
Construction in progress	2,573	9,254
Building and land	430	430
Total property and equipment	205,135	165,549
Less: accumulated depreciation and amortization	(101,760)	(78,590)
Property and equipment, net	$103,375	$86,959
Depreciation and amortization expense for 2022, 2021, and 2020 was $35.0 million, $27.6 million, and $22.6 million, respectively.

6.Accrued Liabilities
Accrued liabilities consisted of the following:

(in thousands)	July 30, 2022	July 31, 2021
Compensation and related benefits	$11,319	$13,645
Advertising	15,579	12,649
Sales taxes	7,136	9,937
Shipping and freight	10,304	6,209
Accrued accounts payable	5,814	5,804
Inventory purchases	24,712	30,384
Sales refund reserve	10,314	11,704
Other	9,238	8,696
Total accrued liabilities	$94,416	$99,028
7.Credit Agreement
We are party to an amended and restated credit agreement, entered into June 2, 2021 and amended on July 29, 2022 (the “Amended Credit Agreement”) with Silicon Valley Bank and other lenders, to provide a revolving line of credit of up to $100.0 million, including a letter of credit sub-facility in the aggregate amount of $30.0 million, and a swingline sub-facility in the aggregate amount of $40.0 million. We also have the option to request an incremental facility of up to an additional $150.0 million from one or more of the lenders under the Amended Credit Agreement.
Under the terms of the Amended Credit Agreement, revolving loans may be either Secured Overnight Financing Rate (“SOFR”) Loans or ABR Loans. Outstanding SOFR Loans incur interest at the Adjusted Term SOFR, which is defined in the Amended Credit Agreement as Term SOFR plus the Term SOFR Adjustment), plus a margin of 2.25%. Outstanding ABR Loans incur interest at the highest of (a) the Prime Rate, as published by the Wall Street Journal, (b) the federal funds rate in effect for such day plus 0.50%, and (c) the Adjusted Term SOFR for a one-month tenor in effect on such day plus 1.00%, in each case plus a margin of 1.25%. We will be charged a commitment fee of 0.25% for committed but unused amounts. The revolving line of credit under the Amended Credit Agreement will terminate on May 31, 2024, unless the termination date is extended at the election of the lenders.
Our obligations under the Amended Credit Agreement and any hedging or cash management agreements entered into with any lender thereunder are secured by substantially all of our current and future property, rights, and assets, including, but not limited to, cash, goods, equipment, contractual rights, financial assets, and intangible assets. The Amended Credit Agreement contains covenants limiting the ability under certain circumstances to, among other things, dispose of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock, and make investments, in each case subject to certain exceptions. The Amended Credit Agreement also contains financial covenants requiring us to maintain minimum free cash flow and an adjusted current ratio above specified levels, measured in each case at the end of each fiscal quarter. The Amended Credit Agreement contains events of default that include, among others, non-payment of principal, interest, or fees, breach of covenants, inaccuracy of representations and warranties, cross defaults to certain other indebtedness, bankruptcy and insolvency events, and material judgments.
As of July 30, 2022, we did not have any borrowings outstanding under the Amended Credit Agreement and we were in compliance with all financial covenants.
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
On August 26, 2022, a class action lawsuit alleging violations of federal securities laws was filed by certain of our stockholders in the U.S. District Court for the Northern District of California, naming as defendants us, certain of our officers and directors and certain of our affiliated stockholders. The lawsuit alleges violations of the Securities Exchange Act of 1934, as amended, by us and our officers for allegedly making materially false and misleading statements regarding our Freestyle offering between December 2020 and December 2021. The plaintiffs seek unspecified monetary damages and other relief.
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
9.Accumulated Other Comprehensive Income (Loss)
The table below presents the changes in AOCI by component and the reclassifications out of AOCI:

	Changes in Accumulated Other Comprehensive Income (Loss)
(in thousands)	Available-for-sale Securities	Foreign Currency Translation	Total
Balance at July 31, 2021	$(290)	$3,701	$3,411
Other comprehensive loss before reclassifications(1)	(1,873)	(4,888)	(6,761)
Amounts reclassified from AOCI	(177)	—	(177)
Net change in AOCI	(2,050)	(4,888)	(6,938)
Balance at July 30, 2022	$(2,340)	$(1,187)	$(3,527)

	Changes in Accumulated Other Comprehensive Income (Loss)
(in thousands)	Available-for-sale Securities	Foreign Currency Translation	Total
Balance at August 1, 2020	$1,213	$1,515	$2,728
Other comprehensive income (loss) before reclassifications(1)	(1,358)	2,186	828
Amounts reclassified from AOCI	(145)	—	(145)
Net change in AOCI	(1,503)	2,186	683
Balance at July 31, 2021	$(290)	$3,701	$3,411

 (1)There was no associated income tax effect for gains / losses on available-for-sale securities for the twelve months ended July 30, 2022 and July 31, 2021, as we have recorded a valuation allowance against these deferred tax balances.
10.Stock-Based Compensation
2011 Equity Incentive Plan
In 2011, we adopted the 2011 Equity Incentive Plan (the “2011 Plan”). The 2011 Plan provided for the grant of stock-based awards to employees, directors, and nonemployees under terms and provisions established by the Board of Directors.
The 2011 Plan allowed for the grant of incentive stock options or nonqualified stock options as well as restricted stock units, restricted stock, and stock appreciation rights. Only incentive and nonqualified stock options were granted under the 2011 Plan. Employee stock option awards generally vested 25% on the first anniversary of the grant date with the remaining shares subject to the option vesting ratably over the next three years subject to the employee’s continued service with the Company. Options generally expire after 10 years. Effective upon our initial public offering in 2017, the 2011 Plan was replaced by the 2017 Incentive Plan.

2017 Incentive Plan
In November 2017, our Board of Directors and stockholders adopted our 2017 Incentive Plan (the “2017 Plan”). The remaining shares available for issuance under our 2011 Plan became reserved for issuance under the 2017 Plan. Our 2017 Plan provides for the grant of Class A incentive stock options to employees, including employees of our subsidiary, and for the grant of nonqualified stock options, stock appreciation rights, restricted stock awards, RSU awards, performance stock awards, performance cash awards, and other forms of stock awards to employees, directors, and consultants, including employees and consultants of our subsidiaries. Employee stock option awards generally begin to vest six months after the grant date with the remaining shares subject to the option vesting ratably over the next 30 months. Options generally expire after 10 years. RSU awards made to employees generally vest ratably on a quarterly basis subject to the employee’s continued service with the Company. The number of shares authorized for issuance under the 2017 Plan was 32,793,232 shares of Class A common stock as of July 30, 2022.

The following table summarizes the shares available for grant under the 2017 Plan:

Shares Available for Grant
Balance – July 31, 2021	4,167,716
Authorized	5,397,777
Granted	(11,897,733)
Forfeited	6,794,038
Balance – July 30, 2022	4,461,798

2019 Inducement Plan
In October 2019, our Board of Directors adopted our 2019 Inducement Plan (the “2019 Plan”). Our 2019 Plan provides for the grant of Class A nonqualified stock options and RSU awards to individuals who satisfy the standards for inducement grants under the relevant Nasdaq Stock Market rules. On April 7, 2022, the Board of Directors approved a 6,000,000 increase in the number of shares authorized for issuance under the 2019 Plan. The number of shares authorized for issuance under the 2019 Plan was 10,750,000 shares of Class A common stock as of July 30, 2022.
Stock Options
Stock option activity under the 2011 Plan, 2017 Plan, and 2019 Plan is as follows:

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in thousands)
Balance – July 31, 2021	3,650,482	$25.47	7.40	$106,490
Granted	1,688,495	12.32
Exercised	(176,977)	8.83
Forfeited	(458,436)	28.59
Balance – July 30, 2022	4,703,564	$21.07	7.58	$638
Options vested and exercisable - July 30, 2022	2,467,313	$21.58	6.46	$638
Options vested and expected to vest - July 30, 2022	4,652,886	$21.16	7.52	$638
The weighted-average grant date fair value of options granted during 2022, 2021, and 2020 was $6.26, $29.07, and $11.35 per share, respectively. The total grant date fair value of options that vested during 2022, 2021, and 2020 was $14.0 million, $13.3 million, and $15.3 million, respectively. The aggregate intrinsic value of options exercised during 2022, 2021, and 2020 was $3.5 million, $78.3 million, and $19.1 million, respectively. The aggregate intrinsic value of options exercised is the difference between the fair value of the underlying common stock on the date of exercise and the exercise price for in-the-money stock options.
Restricted Stock Units
Employee RSUs are granted under the 2017 Plan and 2019 Plan, settle into Class A common stock, and generally vest ratably on a quarterly basis subject to the employee’s continued service with the Company.

The following table summarizes the RSU award activity under the 2017 Plan and 2019 Plan:

	Unvested RSUs
	Class A Common Stock	Weighted- Average Grant Date Fair Value
Unvested at July 31, 2021	10,264,925	$31.35
Granted	19,459,115	13.25
Vested	(3,459,966)	24.78
Forfeited	(7,046,452)	26.21
Unvested at July 30, 2022	19,217,622	$16.09
Stock-Based Compensation Expense
Stock-based compensation expense for options and RSUs granted to employees was $128.5 million, $100.7 million, and $67.5 million for fiscal years 2022, 2021, and 2020, respectively. Stock-based compensation expense is included in selling, general, and administrative expenses in our consolidated statements of operations and comprehensive loss.
The Company recognized no income tax benefit from stock-based compensation expense during fiscal year 2022 as the Company currently maintains a full valuation allowance against its net deferred tax assets in jurisdictions where material stock-based compensation expense is incurred. During fiscal years 2021 and 2020, the Company recognized a material income tax benefit from stock-based compensation expense due to the net operating loss carryback provisions of the CARES Act.
As of July 30, 2022, the total unrecognized compensation expense related to unvested options and RSUs, net of estimated forfeitures, was $291.0 million, which we expect to recognize over an estimated weighted average period of 2.6 years.
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
Fair Value of Common Stock - The fair value of the shares of common stock underlying our stock options has been determined based on market prices.
Expected Term - The expected term represents the period that our stock options are expected to be outstanding and is determined for the vast majority of our awards using historical averages.
Expected Volatility - The expected volatility was estimated based on an even blend of our historical volatility since IPO and the implied volatility of Stitch Fix call options in the 30 days preceding a stock option grant.
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

The fair value of stock options granted to employees was estimated at the grant date using the Black-Scholes option-pricing model with the following assumptions:

For the Fiscal Year Ended
	July 30, 2022	July 31, 2021	August 1, 2020
Expected term (in years)	3.1 - 5.5	5.3 - 6.3	5.5 - 6.2
Volatility	62.1 - 79.2%	55.5 - 55.9%	50.1 - 51.2%
Risk free interest rate	0.8 - 2.9%	0.3 - 1.1%	1.4 - 1.7%
Dividend yield	—%	—%	—%

11.Income Taxes
The components of loss before income taxes are as follows:

	For the Fiscal Year Ended
(in thousands)	July 30, 2022	July 31, 2021	August 1, 2020
Loss before income taxes
United States	$(210,852)	$(62,341)	$(48,302)
Foreign	1,382	1,224	580
Total	$(209,470)	$(61,117)	$(47,722)
The components of the provision (benefit) for income tax expense are as follows:

	For the Fiscal Year Ended
(in thousands)	July 30, 2022	July 31, 2021	August 1, 2020
Current:
Federal	$88	$(49,552)	$(5,528)
State	(2,472)	(2,562)	1,768
Foreign	570	(191)	275
Total current	(1,814)	(52,305)	(3,485)
Deferred:
Federal	—	—	17,367
State	—	—	5,773
Foreign	(535)	64	(260)
Total deferred	(535)	64	22,880
Income tax provision (benefit)	$(2,349)	$(52,241)	$19,395
The reconciliation of our effective tax rate to the statutory federal rate is as follows:

	For the Fiscal Year Ended
(in thousands, except percentages)	July 30, 2022		July 31, 2021		August 1, 2020
Taxes at federal statutory rate	$(43,989)	21.0%	$(12,835)	21.0%	$(10,022)	21.0%
State taxes, net of federal effect	(2,731)	1.3%	(2,417)	4.0%	(4,868)	10.2%
Stock-based compensation	8,909	(4.3)%	(34,314)	56.1%	(2,047)	4.3%
CARES Act carryback benefit	—	0.0%	(13,571)	22.2%	(3,070)	6.4%
Change in valuation allowance	41,262	(19.7)%	21,789	(35.7)%	43,153	(90.4)%
R&D credits	(7,921)	3.8%	(13,582)	22.2%	(6,536)	13.7%
Uncertain tax positions	18	0.0%	(40)	0.1%	2,343	(4.9)%
Return to provision	(208)	0.1%	783	(1.3)%	(777)	1.6%
Other	2,311	(1.1)%	1,946	(3.1)%	1,219	(2.5)%
Effective tax rate	$(2,349)	1.1%	$(52,241)	85.5%	$19,395	(40.6)%

The components of net deferred tax assets are as follows:

(in thousands)	July 30, 2022	July 31, 2021	August 1, 2020
Deferred tax assets:
Inventory reserve and UNICAP	$25,867	$23,007	$17,015
Accruals and reserves	5,180	5,997	4,632
Research and development credits	35,843	27,964	11,611
Stock-based compensation	16,487	17,062	11,717
Deferred revenue	390	276	435
Operating lease liability	43,280	35,969	39,380
Net operating losses	52,751	10,136	739
Other	2,001	1,105	349
Gross deferred tax assets	181,799	121,516	85,878
Less: valuation allowance	(126,463)	(77,604)	(43,153)
Deferred tax assets, net of valuation allowance	55,336	43,912	42,725
Deferred tax liabilities:
Depreciation and amortization	(20,221)	(13,110)	(11,044)
Operating lease right-of-use assets	(33,254)	(28,607)	(31,267)
Other	(1,110)	(1,907)	(81)
Gross deferred tax liabilities	(54,585)	(43,624)	(42,392)

Net deferred tax assets, net of valuation allowance	$751	$288	$333
Our effective tax rate and provision for income taxes decreased from the fiscal year ended July 31, 2021, to the fiscal year ended July 30, 2022, primarily due to the reversal of stock-based compensation expenses and the absence of the prior year net operating loss carryback provisions of the CARES Act that were not in effect for the current year.
Our effective tax rate and provision for income taxes increased from the fiscal year ended August 1, 2020, to the fiscal year ended July 31, 2021, primarily due to the net operating loss carryback provisions of the CARES Act and excess tax benefits from stock-based compensation, partially offset by the change in valuation allowance and certain nondeductible expenses.
As of July 30, 2022, we continue to consider all undistributed earnings of foreign subsidiaries indefinitely reinvested outside the U.S. Even if, however, all or a portion of these funds were to be repatriated to the U.S., we would not expect to accrue and pay U.S. or foreign taxes on the repatriation.
As of July 30, 2022, we had federal net operating loss carryforwards of $165.3 million which will be carried forward indefinitely. As of July 30, 2022 and July 31, 2021, we had federal research and development tax credit carryforwards of $38.7 million and $30.1 million respectively. The research and development tax credits will expire beginning in 2036 if not utilized.
As of July 30, 2022, and July 31, 2021, we had state net operating loss carryforwards of $256.0 million and $142.0 million, respectively. The state net operating loss carryforwards will expire, if not utilized, beginning in 2025. As of July 30, 2022, and July 31, 2021, we had California research and development tax credit carryforwards of $21.4 million and $17.0 million, respectively, which are not subject to expiration. Utilization of the net operating loss carryforwards, tax credits and other tax attributes may be subject to various limitations due to the ownership change limitations provided by Internal Revenue Code (IRC) Section 382 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before their utilization and our ability to offset future income with our tax attributes.

Uncertain Tax Positions
A reconciliation of our unrecognized tax benefits is as follows:

(in thousands)	July 30, 2022	July 31, 2021	August 1, 2020
Balance at the beginning of the year	$23,625	$16,693	$10,995
Lapse of statute of limitations	(2,191)	(1,909)	(939)
Increase related to prior period tax positions	309	495	1,074
Decrease related to prior period tax positions	(12)	—	—
Increase related to current year tax positions	4,375	8,346	5,563
Balance at the end of the year	$26,106	$23,625	$16,693
The amount of unrecognized tax benefits relating to our tax positions is subject to change based on future events including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statutes of limitations. Although the outcomes and timing of such events are highly uncertain, we anticipate that the balance of the liability for unrecognized tax benefits and related deferred tax assets will decrease by $0.5 million during the next 12 months due to lapses of applicable statutes of limitation. Our liability for uncertain tax positions as of July 30, 2022, includes $1.8 million related to amounts that would impact our current and future tax expense.
We recognize interest related to uncertain tax positions in our provision for income taxes. The Company files income tax returns in the U.S. federal and various state and local jurisdictions and in the UK. As of July 30, 2022, the fiscal year 2016 through 2020 tax returns are subject to potential examination in one or more jurisdictions.
We regularly assess whether it is more likely than not that we will realize our deferred tax assets in each taxing jurisdiction in which we operate. We consider many factors when assessing the likelihood of future realization, including our recent cumulative loss, earnings expectations in earlier future years, unsettled economic disruption of the COVID-19 pandemic, and other relevant factors. We continue to record a full valuation allowance on our US and state net deferred tax assets due to cumulative historical losses. The valuation allowance primarily relates to federal and state deferred tax assets, including unrealized credit carryforwards and net operating losses. The valuation allowance increased by $48.9 million in the year ended July 30, 2022, and by $34.5 million in the year ended July 31, 2021.
A reconciliation of our valuation allowance is as follows:

(in thousands)	July 30, 2022	July 31, 2021
Beginning of year valuation allowance	$77,604	$43,153
Valuation allowance charged / (credited) to expense	54,383	40,995
Valuation allowance charged / (credited) to other accounts	(5,524)	(6,544)
End of year valuation allowance	$126,463	$77,604
12.Loss Per Share Attributable to Common Stockholders
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
For the calculation of diluted loss per share, net loss attributable to common stockholders for basic loss per share is adjusted by the effect of dilutive securities. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding, including all potentially dilutive common shares. In periods of loss, there are no potentially dilutive common shares to add to the weighted-average number of common shares outstanding. The undistributed losses are allocated based on the contractual participation rights of the Class A and Class B common shares as if the losses for the year have been distributed. As the liquidation and dividend rights are identical, the undistributed loss is allocated on a proportionate basis.
In January 2022, the Company's Board of Directors authorized a share repurchase program to repurchase up to $150.0 million of our outstanding Class A common stock, with no expiration date (the “2022 Repurchase Program”). The actual timing, number, and value of shares repurchased in the future will be determined by the Company in its discretion and will depend on a number of factors, including market conditions, applicable legal requirements, our capital needs, and whether there is a better alternative use of capital.

Repurchases during any given fiscal period under the 2022 Repurchase Program will reduce the number of weighted-average common shares outstanding for the period.
A reconciliation of the numerator and denominator used in the calculation of basic and diluted loss per share attributable to Class A and Class B common stockholders is as follows:

(in thousands except share and per share amounts)	July 30, 2022	July 31, 2021	August 1, 2020
Numerator:
Net loss attributable to Class A and Class B common stockholders	$(207,121)	$(8,876)	$(67,117)
Denominator:
Weighted-average shares of common stock – basic	108,762,589	105,975,403	102,383,282
Effect of dilutive stock options and restricted stock units	—	—	—
Weighted-average shares of common stock – diluted	108,762.589	105,975.403	102,383.282
Loss per share attributable to Class A and Class B common stockholders:
Basic	$(1.90)	$(0.08)	$(0.66)
Diluted	$(1.90)	$(0.08)	$(0.66)
The following common stock equivalents were excluded from the computation of diluted loss per share for the periods presented because including them would have been antidilutive:

	July 30, 2022	July 31, 2021	August 1, 2020
Restricted stock units that settle into Class A common stock	19,217,622	10,264,925	7,965,447
Stock options to purchase Class A common stock	3,629,617	2,361,055	2,924,512
Stock options to purchase Class B common stock	1,073,947	1,289,427	3,540,414
Total	23,921,186	13,915,407	14,430,373
13.Restructuring
In light of our recent business momentum and an uncertain macroeconomic environment, we announced a restructuring plan on June 9, 2022, that will reduce our future fixed and variable operating costs and allow us to centralize key capabilities, strengthen decision-making to drive efficiencies, and ensure we are allocating resources to our most critical priorities. This restructuring plan reduced our workforce by approximately 15% of salaried positions and represented approximately 4% of our roles in total.

The components of the restructuring charges are as follows:

For the Fiscal Year Ended
(in thousands)	July 30, 2022
Severance and employee-related benefits(1)	$10,869
Asset impairments(2)	6,154
Other(3)	719
Total restructuring	$17,742

(1) Recognized in selling, general, and administrative expenses.
(2)Asset impairment charges relate to certain operating lease assets and leasehold improvements on our corporate offices. These charges were recognized within selling, general, and administrative expenses. For more information on asset impairments, please see “Leases” in Note 4 of the Notes to the Consolidated Financial Statements included in this Annual Report.
(3)Recognized in cost of goods sold.

The following table provides the components of and changes in the Company’s restructuring and related charges, included in accrued liabilities on the consolidated balance sheets:

(in thousands)	Severance and Employee Related Benefits
Balance at July 31, 2021	$—
Charges incurred	9,758
Cash payments	(9,468)
Balance at July 30, 2022	$290
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
Based on the evaluation of our disclosure controls and procedures as of July 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 30, 2022.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on evaluation under these criteria, management determined that our internal control over financial reporting was effective as of July 30, 2022.
Deloitte & Touche LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting and, as part of the audit, has issued a report on the effectiveness of our internal control over financial reporting as of July 30, 2022, which is included in Part II, “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting
During the quarter ended October 30, 2021, we enhanced our procure-to-pay processes, which included the implementation of a new inventory management system. As part of these changes, we modified certain existing internal controls and implemented new internal controls over financial reporting. There were no other changes during the fiscal year ended July 30, 2022, in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information required by this item regarding directors and director nominees, executive officers, the Board of Directors and its committees, certain corporate governance matters, and compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information set forth under the captions “Proposal 1: Election of Directors,” “Executive Officers,” and “Delinquent Section 16(a) Reports” in the definitive proxy statement for our 2022 Annual Meeting of Stockholders (the “2022 Proxy Statement”).
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
Item 11. Executive Compensation.
Information required by this item regarding executive compensation is incorporated by reference to the information set forth under the captions “Executive Compensation” and “Director Compensation” in our 2022 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by this item regarding security ownership of certain beneficial owners and management and securities authorized for issuance under our equity compensation plans is incorporated by reference to the information set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information” in our 2022 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information required by this item regarding certain relationships and related transactions and director independence is incorporated by reference to the information set forth under the captions “Transactions with Related Persons and Indemnification” and “Proposal 1: Election of Directors—Independence of the Board” in our 2022 Proxy Statement.
Item 14. Principal Accounting Fees and Services.
Information required by this item regarding principal accounting fees and services is incorporated by reference to the information set forth under the caption “Proposal 3: Ratification of Selection of Independent Registered Public Accounting Firm” in our 2022 Proxy Statement.

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
(3) The exhibits listed in the following Exhibit Index are filed, furnished, or incorporated by reference as part of this Annual Report.

Exhibit Index

		Incorporation by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
3.1*	Amended and Restated Certificate of Incorporation of Stitch Fix, Inc.	8-K	001-38291	3.1	11/21/2017
3.2*	Amended and Restated Bylaws of Stitch Fix, Inc.	8-K	001-38291	3.2	11/21/2017
4.1*	Form of Class A Common Stock Certificate.	S-1/A	333-221014	4.1	11/6/2017
4.2*	Form of Class B Common Stock Certificate.	S-8	333-221650	4.6	11/17/2017
4.3*	Description of Class A Common Stock.	10-K	001-38291	4.3	9/25/2020
10.1*	Amended and Restated Investor Rights Agreement, dated April 10, 2014.	S-1	333-221014	10.1	10/19/2017
10.2*+	Stitch Fix, Inc. 2011 Equity Incentive Plan, as amended.	S-1	333-221014	10.2	10/19/2017
10.3*+	Forms of grant notice, stock option agreement, notice of exercise and early exercise stock purchase agreement under the Stitch Fix, Inc. 2011 Equity Incentive Plan, as amended.	S-1	333-221014	10.3	10/19/2017
10.4*+	Stitch Fix, Inc. 2017 Incentive Plan.	10-K	001-38291	10.4	10/3/2018
10.5*+	Forms of stock option grant notice, stock option agreement and notice of exercise under the Stitch Fix, Inc. 2017 Incentive Plan.	S-1/A	333-221014	10.5	11/6/2017
10.6*+	Forms of restricted stock unit grant notice and award agreement under the Stitch Fix, Inc. 2017 Incentive Plan.	S-1/A	333-221014	10.6	11/6/2017
10.7*+	Stitch Fix, Inc. 2019 Inducement Plan, as amended.	S-8	333-234323	99.4	8/14/2020
10.8*+	Forms of stock option grant notice, stock option agreement and notice of exercise under the Stitch Fix, Inc. 2019 Inducement Plan.	S-8	333-234323	99.2	10/25/2019
10.9*+	Forms of restricted stock unit grant notice and award agreement under the Stitch Fix, Inc. 2019 Inducement Plan.	S-8	333-234323	99.3	10/25/2019
10.10*+	Form of Indemnity Agreement entered into by and between Stitch Fix, Inc. and each director and executive officer.	S-1	333-221014	10.7	10/19/2017
10.11*+	Independent Director Compensation Policy	10-Q	001-38291	10.1	3/9/2021
10.12*+	Offer Letter, by and between Stitch Fix, Inc. and Katrina Lake, dated September 5, 2017.	S-1	333-221014	10.8	10/19/2017
10.13*+	Amended and Restated Offer Letter, by and between Stitch Fix, Inc. and Scott Darling, dated September 5, 2017.	S-1	333-221014	10.11	10/19/2017
10.14*+	Amended and Restated Offer Letter, by and between Stitch Fix, Inc. and Mike Smith, dated September 25, 2017.	S-1	333-221014	10.16	10/19/2017
10.15*+	Transition Letter, by and between Stitch Fix, Inc. and Mike Smith, dated January 7, 2021.	10-Q	001-38291	10.2	3/9/2021
10.16*+	Offer Letter, by and between Stitch Fix, Inc. and Elizabeth Spaulding, dated November 7, 2019.	10-Q	001-38291	10.4	12/10/2019
10.17+	Offer Letter, by and between Stitch Fix, Inc. and Elizabeth Spaulding, dated June 23, 2021.	10-K	001-38291	10.18	9/27/2021
10.18*+	Offer Letter, by and between Stitch Fix, Inc. and Dan Jedda, dated October 29, 2020.	10-Q	001-38291	10.1	12/8/2020
10.19+	Offer Letter, by and between Sachin Dhawan and Stitch Fix, Inc., dated December 20, 2021.					X

10.20*	Office Lease, by and between Stitch Fix, Inc. and Post-Montgomery Associates, dated as of November 10, 2015, as amended.	S-1/A	333-221014	10.12	11/6/2017
10.21*	First Amendment to Original Office Lease, executed February 22, 2016, between Stitch Fix, Inc. and Post-Montgomery Associates.	10-Q	001-38291	10.1	3/13/2018
10.22*	Second Amendment to Original Office Lease, executed September 6, 2017, between Stitch Fix, Inc. and Post-Montgomery Associates.	10-Q	001-38291	10.2	3/13/2018
10.23*	Third Amendment to the Office Lease, by and between Stitch Fix, Inc. and Post-Montgomery Associates, dated as of January 29, 2018.	8-K	001-38291	10.1	2/2/2018
10.24*	Fourth Amendment to the Office Lease, by and between Stitch Fix, Inc. and Post-Montgomery Associates, dated as of June 4, 2018.	10-Q	001-38291	10.2	6/8/2018
10.25*	Amended and Restated Credit Agreement by and between, Stitch Fix, Inc. and Silicon Valley Bank, dated June 2, 2021.	10-Q	001-38291	10.1	6/8/2021
10.26	First Amendment to Amended and Restated Credit Agreement by and between, Stitch Fix, Inc. and Silicon Valley Bank, dated July 29, 2022.					X
21.1	List of Subsidiaries of Stitch Fix, Inc.					X
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

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

Stitch Fix, Inc.
Date:	September 21, 2022	By:	/s/ Dan Jedda
Dan Jedda
Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Sarah Barkema
Sarah Barkema
Chief Accounting Officer
(Principal Accounting Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Elizabeth Spaulding, Dan Jedda, Sarah Barkema, and Scott Darling, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution for him or her, and in his or her name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and either of them, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Elizabeth Spaulding	Chief Executive Officer and Director	September 21, 2022
Elizabeth Spaulding	(Principal Executive Officer)

/s/ Dan Jedda	Chief Financial Officer	September 21, 2022
Dan Jedda	(Principal Financial Officer)

/s/ Sarah Barkema	Chief Accounting Officer	September 21, 2022
Sarah Barkema	(Principal Accounting Officer)

/s/ Steven Anderson	Director	September 21, 2022
Steven Anderson

/s/ J. William Gurley	Director	September 21, 2022
J. William Gurley

/s/ Katrina Lake	Founder and Director	September 21, 2022
Katrina Lake

/s/ Sharon McCollam	Director	September 21, 2022
Sharon McCollam

/s/ Neal Mohan	Director	September 21, 2022
Neal Mohan

/s/ Michael Smith	Director	September 21, 2022
Michael Smith

/s/ Mikkel Svane	Director	September 21, 2022
Mikkel Svane

/s/ Elizabeth Williams	Director	September 21, 2022
Elizabeth Williams