Form 10-Q
period 2022-10-29
Stitch Fix, Inc.
filed 2022-12-07
CIK 1576942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 29, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of December 2, 2022, the number of outstanding shares of the registrant’s Class A common stock, par value $0.00002 per share, was 85,403,036, and the number of outstanding shares of the registrant’s Class B common stock, par value $0.00002 per share, was 25,405,020.

STITCH FIX, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Stitch Fix, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	October 29, 2022	July 30, 2022
Assets
Current assets:
Cash and cash equivalents	$113,346	$130,935
Short-term investments	90,041	82,049
Inventory, net	220,163	197,251
Prepaid expenses and other current assets	42,095	39,456
Income tax receivable	921	27,561
Total current assets	466,566	477,252
Long-term investments	5,379	17,713
Income tax receivable, net of current portion	26,091	26,091
Property and equipment, net	99,847	103,375
Operating lease right-of-use assets	140,241	132,179
Other long-term assets	6,562	7,925
Total assets	$744,686	$764,535
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$142,442	$143,934
Operating lease liabilities	30,199	29,014
Accrued liabilities	97,724	94,416
Gift card liability	10,018	10,551
Deferred revenue	13,757	14,441
Other current liabilities	3,235	3,214
Total current liabilities	297,375	295,570
Operating lease liabilities, net of current portion	147,843	141,334
Other long-term liabilities	4,701	4,980
Total liabilities	449,919	441,884
Commitments and contingencies (Note 6)
Stockholders’ equity:
Class A common stock, $0.00002 par value – 2,000,000,000 shares authorized; 87,705,177 and 86,187,911 shares issued; 85,403,036 and 86,187,911 shares outstanding	1	1
Class B common stock, $0.00002 par value – 100,000,000 shares authorized; 25,405,020 and 25,405,020 shares issued and outstanding	1	1
Additional paid-in capital	552,490	522,658
Accumulated other comprehensive loss	(5,325)	(3,527)
Accumulated deficit	(222,358)	(166,440)
Treasury stock at cost (2,302,141 and 2,302,141 shares)	(30,042)	(30,042)
Total stockholders’ equity	294,767	322,651
Total liabilities and stockholders’ equity	$744,686	$764,535
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stitch Fix, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except share and per share amounts)

	For the Three Months Ended
	October 29, 2022	October 30, 2021
Revenue, net	$455,593	$581,244
Cost of goods sold	263,832	308,327
Gross profit	191,761	272,917
Selling, general, and administrative expenses	246,891	274,767
Operating loss	(55,130)	(1,850)
Interest income	773	334
Other expense, net	(1,284)	(109)
Loss before income taxes	(55,641)	(1,625)
Provision for income taxes	277	202
Net loss	$(55,918)	$(1,827)
Other comprehensive loss:
Change in unrealized loss on available-for-sale securities, net of tax	(186)	(315)
Foreign currency translation	(1,612)	(603)
Total other comprehensive loss, net of tax	(1,798)	(918)
Comprehensive loss	$(57,716)	$(2,745)
Net loss attributable to common stockholders:
Basic	$(55,918)	$(1,827)
Diluted	$(55,918)	$(1,827)
Loss per share attributable to common stockholders:
Basic	$(0.50)	$(0.02)
Diluted	$(0.50)	$(0.02)
Weighted-average shares used to compute loss per share attributable to common stockholders:
Basic	112,359,901	108,375,911
Diluted	112,359,901	108,375,911

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stitch Fix, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	For the Three Months Ended October 29, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance as of July 30, 2022	111,592,931	$2	$522,658	$(3,527)	$(166,440)	(2,302,141)	$(30,042)	$322,651
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	1,517,266	—	(3,753)	—	—	—	—	(3,753)
Stock-based compensation	—	—	33,585	—	—	—	—	33,585
Net loss	—	—	—	—	(55,918)	—	—	(55,918)
Other comprehensive loss, net of tax	—	—	—	(1,798)	—	—	—	(1,798)
Balance as of October 29, 2022	113,110,197	$2	$552,490	$(5,325)	$(222,358)	(2,302,141)	$(30,042)	$294,767

	For the Three Months Ended October 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance as of July 31, 2021	107,955,988	$2	$416,755	$3,411	$40,681		$—	$460,849
Issuance of common stock upon exercise of stock options	91,394	—	1,054	—	—	—	—	1,054
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	747,574	—	(14,752)	—	—	—	—	(14,752)
Stock-based compensation	—	—	34,189	—	—	—	—	34,189
Net loss	—	—	—	—	(1,827)	—	—	(1,827)
Other comprehensive loss, net of tax	—	—	—	(918)	—	—	—	(918)
Balance as of October 30, 2021	108,794,956	$2	$437,246	$2,493	$38,854	—	$—	$478,595

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stitch Fix, Inc.
Condensed Consolidated Statements of Cash Flow
(Unaudited)
(In thousands)

	For the Three Months Ended
	October 29, 2022	October 30, 2021
Cash Flows from Operating Activities
Net loss	$(55,918)	$(1,827)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Change in inventory reserves	476	(2,763)
Stock-based compensation expense	31,714	32,323
Depreciation, amortization, and accretion	10,157	8,335
Other	31	(923)
Change in operating assets and liabilities:
Inventory	(23,781)	30,806
Prepaid expenses and other assets	(871)	6,035
Income tax receivables	26,640	43
Operating lease right-of-use assets and liabilities	(347)	101
Accounts payable	(918)	55,352
Accrued liabilities	4,226	16,193
Deferred revenue	(671)	(1,532)
Gift card liability	(532)	(442)
Other liabilities	(254)	(45)
Net cash (used in) provided by operating activities	(10,048)	141,656
Cash Flows from Investing Activities
Purchases of property and equipment	(6,143)	(16,392)
Purchases of securities available-for-sale	(258)	(52,435)
Sales of securities available-for-sale	4,144	2,160
Maturities of securities available-for-sale	—	59,130
Net cash used in investing activities	(2,257)	(7,537)
Cash Flows from Financing Activities
Proceeds from the exercise of stock options, net	—	1,054
Payments for tax withholdings related to vesting of restricted stock units	(3,753)	(14,752)
Other	(117)	—
Net cash used in financing activities	(3,870)	(13,698)
Net (decrease) increase in cash and cash equivalents	(16,175)	120,421
Effect of exchange rate changes on cash and cash equivalents	(1,414)	(529)
Cash and cash equivalents at beginning of period	130,935	129,785
Cash and cash equivalents at end of period	$113,346	$249,677
Supplemental Disclosure
Cash paid for income taxes	$83	$190
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$1,579	$4,394
Capitalized stock-based compensation	$1,871	$1,866
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stitch Fix, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Description of Business
Stitch Fix, Inc. (“we,” “our,” “us”, or the “Company”) delivers personalization to our clients through the pairing of data science and human judgment. Currently, clients can engage with us in one of two ways that, combined, form an ecosystem of personalized experiences across styling, shopping, and inspiration: (1) by receiving a personalized shipment of items informed by our algorithms and sent by a Stitch Fix stylist (a “Fix”); or (2) by purchasing directly from our website or mobile app based on a personalized assortment of outfit and item recommendations (“Freestyle”). Clients can choose to schedule automatic shipments or order a Fix on demand after they fill out a style profile on our website or mobile app. After receiving a Fix, our clients purchase the items they want to keep and return the other items, if any. Freestyle utilizes our algorithms to recommend a personalized assortment of outfit and item recommendations that will update throughout the day and will continue to evolve as we learn more about the client. We are incorporated in Delaware and have operations in the United States and the United Kingdom (“UK”).
2.    Summary of Significant Accounting Policies
Basis of Presentation
Our fiscal year is a 52-week or 53-week period ending on the Saturday closest to July 31. The fiscal years ending July 29, 2023 (“2023”), and July 30, 2022 (“2022”), consist of 52 weeks.
The unaudited condensed consolidated financial statements include the accounts of Stitch Fix, Inc. and our wholly owned subsidiaries, and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as our annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of our financial information. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending July 29, 2023, or for any other interim period or for any other future year. All intercompany balances and transactions have been eliminated in consolidation.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the fiscal year ended July 30, 2022, included in our Annual Report on Form 10-K filed with the SEC on September 21, 2022 (the “2022 Annual Report”).
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
For debt securities with an amortized cost basis in excess of estimated fair value, we determine what amount of that deficit, if any, is caused by expected credit losses. The portion of the deficit attributable to expected credit losses is recognized in other expense, net on our condensed consolidated statements of operations and comprehensive income. During the three months ended October 29, 2022, we did not record any expected credit losses on our available-for-sale debt securities.

We have elected to present accrued interest receivable separately from short-term and long-term investments on our condensed consolidated balance sheets. Accrued interest receivable was $0.4 million and $0.3 million as of October 29, 2022, and July 30, 2022, respectively, and was recorded in prepaid expenses and other current assets in the condensed consolidated balance sheets. We have also elected to exclude accrued interest receivable from the estimation of expected credit losses on our available-for-sale securities and reverse accrued interest receivable through interest income when amounts are determined to be uncollectible. We did not write off any accrued interest receivable during the three months ended October 29, 2022, and October 30, 2021, respectively.
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
Leases
Our leasing portfolio consists of operating leases, which include lease arrangements for our corporate offices, fulfillment centers, and, to a lesser extent, equipment. Operating leases with a term greater than one year are recorded on the condensed consolidated balance sheets as operating lease right-of-use assets and operating lease liabilities at the commencement date. These balances are initially recorded at the present value of future minimum lease payments, which is calculated using our incremental borrowing rate and the expected lease term. Certain adjustments to our operating lease right-of-use assets may be required for items such as initial direct costs paid or incentives received.
In September 2022, we amended our lease agreement for our fulfillment center in Phoenix, AZ, to extend the lease term by five years. We recorded an additional operating lease liability of $14.9 million and right-of-use asset of $14.9 million.
Foreign Currency
The functional currency of our international subsidiary is the British pound sterling. For that subsidiary, we translate assets and liabilities to U.S. dollars using period-end exchange rates, and average monthly exchange rates for revenues, costs, and expenses. We record translation gains and losses in AOCI as a component of stockholders’ equity. Net foreign exchange transaction gains and losses resulting from the conversion of the transaction currency to functional currency are recorded in other expense, net in the condensed consolidated statements of operations and comprehensive income.
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
Revenue Recognition
We generate revenue primarily from the sale of merchandise in a Fix or Freestyle. Clients create an online account on our website or mobile app, complete a style profile, and order a Fix or merchandise to be delivered on a specified date.
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
We deduct discounts, sales tax, and estimated refunds to arrive at net revenue. Sales tax collected from clients is not considered revenue and is included in accrued liabilities until remitted to the taxing authorities. All shipping costs are accounted for in cost of goods sold and all handling costs are accounted for as fulfillment costs within selling, general, and administrative expense (“SG&A”), and are therefore not evaluated as a separate performance obligation. Discounts are recorded as a reduction to revenue when the order is accepted. We record a refund reserve based on our historical refund patterns. Our refund reserve, which is included in accrued liabilities in the condensed consolidated balance sheets, was $10.2 million and $10.3 million as of October 29, 2022, and July 30, 2022, respectively.
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

The following table summarizes the balances of contractual liabilities included in deferred revenue, gift card liability, and other current liabilities as of the dates indicated:

(in thousands)	October 29, 2022	July 30, 2022
Deferred revenue
Upfront styling fees	$8,335	$8,422
Style Pass annual fees	4,154	4,337
Freestyle orders	1,268	1,682
Total deferred revenue	$13,757	$14,441
Gift card liability	$10,018	$10,551
Other current liabilities
Referral credits	$894	$684
The following table summarizes revenue recognized during the three months ended October 29, 2022, that was previously included in deferred revenue, gift card liability, and other current liabilities at July 30, 2022:

(in thousands)	Revenue Recognized From Amounts Previously Included in Deferred Balances at July 30, 2022
Upfront styling fees	$8,295
Style Pass annual fees	2,113
Freestyle orders	1,160
Gift card liability	1,281
Referral credits	545
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
No client accounted for greater than 10% of total revenue, net for the three months ended October 29, 2022, and October 30, 2021, respectively.
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
Our financial instruments consist of cash and cash equivalents, short-term and long-term investments, accounts payable, and accrued liabilities. At October 29, 2022, and July 30, 2022, the carrying values of cash and cash equivalents, accounts payable, and accrued liabilities approximated fair value due to their short-term maturities.
The following table sets forth our cash equivalents, and short-term and long-term investments accounted for as available-for-sale securities that were measured at fair value on a recurring basis based on the fair value hierarchy as of October 29, 2022, and July 30, 2022:

	October 29, 2022				July 30, 2022
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$61	$—	$—	$61	$16,267	$—	$—	$16,267
Investments:
U.S. Treasury securities	42,406	—	—	42,406	42,260	—	—	42,260
Commercial paper	—	2,993	—	2,993	—	2,985	—	2,985
Corporate bonds	—	50,021	—	50,021	—	54,517	—	54,517
Total	$42,467	$53,014	$—	$95,481	$58,527	$57,502	$—	$116,029
There were no transfers of financial assets or liabilities into or out of Level 1, Level 2, or Level 3 for the three months ended October 29, 2022, and October 30, 2021.
The following table sets forth the amortized cost, gross unrealized gains, gross unrealized losses and fair values of our short-term and long-term investments accounted for as available-for-sale securities as of October 29, 2022, and July 30, 2022:

	October 29, 2022				July 30, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial Assets:
Investments:
U.S. Treasury securities	$43,366	$—	$(960)	$42,406	$43,163	$—	$(903)	$42,260
Commercial paper	2,993	—	—	2,993	2,985	—	—	2,985
Corporate bonds	51,159	—	(1,138)	50,021	55,526	—	(1,009)	54,517
Total	$97,518	$—	$(2,098)	$95,420	$101,674	$—	$(1,912)	$99,762
The following table shows fair value and gross unrealized losses, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position as of October 29, 2022:

	Less Than 12 Months		More Than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Financial Assets:
Investments:
U.S. Treasury securities	$42,406	$(960)	$—	$—	$42,406	$(960)
Corporate bonds	18,052	(518)	31,969	(620)	50,021	(1,138)
Total	$60,458	$(1,478)	$31,969	$(620)	$92,427	$(2,098)
Due to the increasing interest rate environment, gross unrealized losses on our available-for-sale securities have increased. We evaluate securities for expected credit losses on a quarterly basis with consideration given to the financial condition and near-term prospects of the issuer; whether we intend to sell the securities, and whether it is more likely than not that we will be required to sell the securities before recovery of their amortized cost basis.
As of October 29, 2022, the losses on our available-for-sale securities were considered to be a direct effect of the increase in interest rates and not the creditworthiness of the issuers. We have the current intent and ability to retain these securities until maturity or recovery of the amortized cost basis. Therefore, we did not recognize any expected credit losses as of October 29, 2022.

The following table sets forth the fair value of available-for-sale securities by contractual maturity as of October 29, 2022 and July 30, 2022:

	October 29, 2022				July 30, 2022
(in thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Financial Assets:
Investments:
U.S. Treasury securities	$42,147	$259	$—	$42,406	$35,473	$6,787	$—	$42,260
Commercial paper	2,993	—	—	2,993	2,985	—	—	2,985
Corporate bonds	44,901	5,120	—	50,021	43,591	10,926	—	54,517
Total	$90,041	$5,379	$—	$95,420	$82,049	$17,713	$—	$99,762
4.    Accrued Liabilities
Accrued liabilities consisted of the following:

(in thousands)	October 29, 2022	July 30, 2022
Compensation and related benefits	$18,178	$11,319
Advertising	13,322	15,579
Sales taxes	8,262	7,136
Shipping and freight	10,833	10,304
Accrued accounts payable	3,773	5,814
Inventory purchases	24,248	24,712
Sales refund reserve	10,247	10,314
Other	8,861	9,238
Total accrued liabilities	$97,724	$94,416
5.    Credit Agreement
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

As of October 29, 2022, we did not have any borrowings outstanding on the revolving line of credit under the Amended Credit Agreement, and we had $82.2 million in borrowing capacity as reduced by outstanding letters of credit. As of October 29, 2022, we were in compliance with all financial covenants.
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
On October 11, 2018, October 26, 2018, November 16, 2018, and December 10, 2018, four putative class action lawsuits alleging violations of the federal securities laws were filed by certain of our stockholders in the U.S. District Court for the Northern District of California, naming as defendants us and certain of our officers. The four lawsuits each make the same allegations of violations of the Securities Exchange Act of 1934, as amended, by us and our officers for allegedly making materially false and misleading statements regarding our active client growth and strategy with respect to television advertising between June 2018 and October 2018. The plaintiffs seek unspecified monetary damages and other relief. The four lawsuits have been consolidated and a lead plaintiff has been appointed. On September 18, 2019, the lead plaintiff in the consolidated class action lawsuits (the “Class Action”) filed a consolidated complaint for violation of the federal securities laws. On October 28, 2019, we and other defendants filed a motion to dismiss the consolidated complaint. The lead plaintiff filed an opposition to the motion to dismiss on December 9, 2019, and we and the other defendants filed our reply in support of our motion to dismiss on December 30, 2019. The court granted our motion to dismiss on September 30, 2020 but allowed the lead plaintiff to file an amended complaint. On November 6, 2020, the lead plaintiff filed his amended complaint. We filed a motion to dismiss the amended complaint on December 7, 2020. The lead plaintiff filed an opposition to the motion to dismiss on January 8, 2021, and we filed our reply in support of our motion to dismiss on January 22, 2021. The court granted our motion to dismiss on October 1, 2021. On October 29, 2021, the plaintiffs filed a notice of appeal to the Ninth Circuit Court of Appeals. On October 19, 2022, the United States Court of Appeals for the Ninth Circuit affirmed the district court's dismissal of the complaint.
On December 12, 2018, a derivative action was filed against our directors in the same court, alleging the same violations of securities laws as alleged in the Class Action and breach of fiduciary duties. On December 12, 2019, a second derivative action was filed against our directors in the same court, alleging the same violations of securities laws and breach of fiduciary duties as the other derivative action. The two derivative actions have been related to each other and to the Class Action, and all the related cases are now proceeding before a single judge in the U.S. District Court for the Northern District of California. The derivative actions were stayed pending resolution of the plaintiffs’ appeals of the dismissal of the Class Action pursuant to the parties’ stipulation.
There have been no other material changes to our commitments and contingencies disclosed in our 2022 Annual Report.
Indemnifications
In the ordinary course of business, we may provide indemnifications of varying scope and terms to vendors, directors, officers and other parties with respect to certain matters. We have not incurred any material costs as a result of such indemnifications and have not accrued any liabilities related to such obligations in our condensed consolidated financial statements.

7.    Accumulated Other Comprehensive Loss
The following tables present the changes in AOCI by component and, if applicable, the reclassifications out of AOCI for the periods presented:

	For the Three Months Ended October 29, 2022			For the Three Months Ended October 30, 2021
(in thousands)	Available-for-sale Securities	Foreign Currency Translation	Total	Available-for-sale Securities	Foreign Currency Translation	Total
Beginning balance	$(2,340)	$(1,187)	$(3,527)	$(290)	$3,701	$3,411
Other comprehensive loss before reclassifications(1)	(168)	(1,612)	(1,780)	(315)	(603)	(918)
Amounts reclassified from AOCI	(18)	—	(18)	—	—	—
Net change in AOCI	(186)	(1,612)	(1,798)	(315)	(603)	(918)
Ending balance	$(2,526)	$(2,799)	$(5,325)	$(605)	$3,098	$2,493

 (1) There was no associated income tax effect for gains/losses on available-for-sale securities for the three months ended October 29, 2022 or October 30, 2021, as we have recorded a valuation allowance against these deferred tax balances.
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
2017 Incentive Plan
In November 2017, our Board of Directors and stockholders adopted our 2017 Incentive Plan (the “2017 Plan”). The remaining shares available for issuance under our 2011 Plan became reserved for issuance under the 2017 Plan. Our 2017 Plan provides for the grant of Class A incentive stock options to employees, including employees of our subsidiary, and for the grant of nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards (“RSU”), performance stock awards, performance cash awards, and other forms of stock awards to employees, directors, and consultants, including employees and consultants of our subsidiaries. Employee stock option awards generally begin to vest six months after the grant date with the remaining shares subject to the option vesting ratably over the next 30 months. Options generally expire after 10 years. RSU awards made to employees generally vest ratably on a quarterly basis subject to the employee’s continued service with the Company. The number of shares authorized for issuance under the 2017 Plan was 38,257,771 shares of Class A common stock as of October 29, 2022.
2019 Inducement Plan
In October 2019, our Board of Directors adopted our 2019 Inducement Plan (the “2019 Plan”). Our 2019 Plan provides for the grant of Class A nonqualified stock options and RSU awards to individuals who satisfy the standards for inducement grants under the relevant Nasdaq Stock Market rules. The number of shares authorized for issuance under the 2019 Plan was 10,750,000 shares of Class A common stock as of October 29, 2022.

Stock Options
Stock option activity under the 2011 Plan, 2017 Plan, and 2019 Plan is as follows:

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in thousands)
Balance – July 30, 2022	4,703,564	$21.07	7.58	$638
Granted	—	—
Exercised	—	—
Cancelled	(322,116)	19.50
Balance – October 29, 2022	4,381,448	$21.18	7.24	$333
The aggregate intrinsic value is the difference between the current fair value of the underlying common stock and the exercise price for in-the-money stock options. During the three months ended October 29, 2022 and October 30, 2021, no options were granted to employees.
Restricted Stock Units
The following table summarizes the RSU award activity under the 2017 Plan and 2019 Plan:

	Unvested RSUs
	Class A Common Stock	Weighted- Average Grant Date Fair Value
Unvested at July 30, 2022	19,217,622	$16.09
Granted	1,648,129	4.02
Vested	(1,517,266)	14.93
Forfeited	(1,966,658)	17.09
Unvested at October 29, 2022	17,381,827	$14.93
Stock-Based Compensation Expense
Stock-based compensation expense for employees was $31.7 million for the three months ended October 29, 2022, and $32.3 million for the three months ended October 30, 2021. Stock-based compensation expense is included in selling, general, and administrative expenses in our condensed consolidated statements of operations and comprehensive income.
As of October 29, 2022, the total unrecognized compensation expense related to unvested options and RSUs, net of estimated forfeitures, was $243.3 million, which we expect to recognize over an estimated weighted average period of 2.4 years.
We record stock-based compensation of stock options granted to employees by estimating the fair value of stock-based awards using the Black-Scholes option pricing model and amortizing the fair value of the stock-based awards granted over the applicable vesting period of the awards on a straight-line basis. During the three months ended October 29, 2022, and October 30, 2021, there were no options granted to employees.

9.    Income Taxes
The following table summarizes our effective tax rate from income for the periods presented:

	For the Three Months Ended
(in thousands)	October 29, 2022	October 30, 2021
Loss before income taxes	$(55,641)	$(1,625)
Provision for income taxes	277	202
Effective tax rate	(0.5)%	(12.4)%
We are primarily subject to income taxes in the United States and the United Kingdom. Our effective tax rate for the three months ended October 29, 2022, differs from the federal statutory income tax rate primarily due to the full valuation allowance recorded on our net federal and state deferred tax assets. The tax provision for the three months ended October 29, 2022, is primarily comprised of state taxes and income taxes in foreign jurisdictions.
Our effective tax rate for the three months ended October 30, 2021, differed from the federal statutory income tax rate primarily due to the full valuation allowance recorded on our net federal and state deferred tax assets.
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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted loss per share attributable to Class A and Class B common stockholders is as follows:

	For the Three Months Ended
(in thousands, except share and per share amounts)	October 29, 2022	October 30, 2021
Numerator:
Net loss attributable to Class A and Class B common stockholders	$(55,918)	$(1,827)
Denominator:
Weighted-average shares of common stock - basic	112,359,901	108,375,911
Weighted-average shares of common stock - diluted	112,359,901	108,375,911
Loss per share attributable to Class A and Class B common stockholders:
Basic	$(0.50)	$(0.02)
Diluted	$(0.50)	$(0.02)

As the Company has reported net loss for each of the periods presented, all potentially dilutive securities were considered antidilutive. The following common stock equivalents were excluded from the computation of diluted loss per share for the periods presented because including them would have been antidilutive:

	For the Three Months Ended
	October 29, 2022	October 30, 2021
Restricted stock units that settle into Class A common stock	17,381,827	10,105,521
Stock options to purchase Class A common stock	3,341,137	2,266,417
Stock options to purchase Class B common stock	1,040,311	1,232,810
Total	21,763,275	13,604,748
11.    Restructuring
We announced a restructuring plan on June 9, 2022, to reduce our future fixed and variable operating costs and allow us to centralize key capabilities, strengthen decision-making to drive efficiencies, and ensure we are allocating resources to our most critical priorities. This restructuring plan reduced our workforce by approximately 15% of salaried positions and represented approximately 4% of our roles in total. In the first quarter of fiscal 2023, we recorded $0.9 million of additional restructuring charges consisting of severance and employee-related benefits. These charges were recorded in selling, general, and administrative expenses on the consolidated statements of operations and comprehensive loss.
The following table provides the components of and changes in the Company’s restructuring and related charges, included in accrued liabilities on the consolidated balance sheets:

(in thousands)	Severance and Employee Related Benefits
Balance at July 30, 2022	$290
Charges incurred	927
Cash payments	(480)
Balance at October 29, 2022	$737

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes thereto included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes and our Annual Report on Form 10-K (the “2022 Annual Report”) for the year ended July 30, 2022, filed with the Securities and Exchange Commission on September 21, 2022. We use a 52- or 53-week fiscal year, with our fiscal year ending on the Saturday that is closest to July 31 of that year. Each fiscal year typically consists of four 13-week fiscal quarters. The fiscal year ending July 29, 2023, and the fiscal year ended July 30, 2022, include 52 weeks of operations. Throughout this Quarterly Report on Form 10-Q (this “Quarterly Report”), all references to quarters and years are to our fiscal quarters and fiscal years unless otherwise noted.
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
For the three months ended October 29, 2022, we reported $455.6 million in net revenue, representing a year-over-year decline of 21.6% from the three months ended October 30, 2021. As of October 29, 2022, and October 30, 2021, we had 3,709,000 and 4,180,000 active clients, respectively, representing a year-over-year decline of 11.3%.
During fiscal 2022, we experienced a decline in net revenue year-over-year primarily due to our challenges in acquiring new clients. This trend has continued in the first quarter of fiscal 2023, and we expect these challenges in acquiring active clients to have a negative compounding effect on net revenue in fiscal 2023. We are continuing to navigate the uncertainties presented by the current macroeconomic environment and remain focused on retaining current clients, improving the conversion of new clients, and enhancing our overall client experience for new and existing clients.
Net loss for the three months ended October 29, 2022, was $55.9 million, compared to a net loss of $1.8 million for the three months ended October 30, 2021.
We announced a restructuring plan on June 9, 2022, to reduce our future fixed and variable operating costs and allow us to centralize key capabilities, strengthen decision-making to drive efficiencies, and ensure we are allocating resources to our most critical priorities. This restructuring plan reduced our workforce by approximately 15% of salaried positions and represented approximately 4% of our roles in total. In connection with the restructuring plan, we incurred $0.9 million in restructuring costs in the first quarter of fiscal 2023. We also incurred other one-time cash charges related to retention bonuses for continuing employees of $5.2 million in the first quarter of fiscal 2023.

We are continuing to evaluate other fixed and variable operating costs, including rationalizing our real estate footprint and further optimizing and being disciplined in our marketing strategy to better position ourselves for profitability. However, our future results of operations will depend on our ability to successfully navigate current business challenges and the overall macroeconomic environment.
For more information on the components of net loss for the three months ended October 29, 2022, refer to the section titled “Results of Operations” below.
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
•adjusted EBITDA does not reflect our provision for income taxes, which may increase or decrease cash available to us;
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

Adjusted EBITDA
We define adjusted EBITDA as net loss excluding interest income, other expense, net, provision for income taxes, depreciation and amortization, stock-based compensation expense, and restructuring and other one-time costs. The following table presents a reconciliation of net loss, the most comparable GAAP financial measure, to adjusted EBITDA for each of the periods presented:

	For the Three Months Ended
(in thousands)	October 29, 2022	October 30, 2021
Net loss	$(55,918)	$(1,827)
Add (deduct):
Interest income	(773)	(334)
Other expense, net	1,284	109
Provision for income taxes	277	202
Depreciation and amortization	9,840	7,740
Stock-based compensation expense	31,714	32,323
Restructuring and other one-time costs(1)	6,155	—
Adjusted EBITDA	$(7,421)	$38,213

(1)Restructuring charges consist of $0.9 million in severance and employee-related benefits. Other one-time costs consists of $5.3 million in retention bonuses for continuing employees.
Free Cash Flow
We define free cash flow as cash flows (used in) provided by operating activities reduced by purchases of property and equipment that are included in cash flows used in investing activities. The following table presents a reconciliation of cash flows provided by operating activities, the most comparable GAAP financial measure, to free cash flow for each of the periods presented:

	For the Three Months Ended
(in thousands)	October 29, 2022	October 30, 2021
Free cash flow reconciliation:
Cash flows (used in) provided by operating activities	$(10,048)	$141,656
Deduct:
Purchases of property and equipment	(6,143)	(16,392)
Free cash flow	$(16,191)	$125,264
Cash flows used in investing activities	$(2,257)	$(7,537)
Cash flows used in financing activities	$(3,870)	$(13,698)
Operating Metrics

	October 29, 2022	July 30, 2022	April 30, 2022	January 29, 2022	October 30, 2021
Active clients (in thousands)	3,709	3,795	3,907	4,019	4,180
Active Clients
We believe that the number of active clients is a key indicator of our growth and the overall health of our business. We define an active client as a client who checked out a Fix or was shipped an item via Freestyle in the preceding 52 weeks, measured as of the last day of that period. A client checks out a Fix when she indicates what items she is keeping through our mobile application or on our website. We consider each Women’s, Men’s, or Kids account as a client, even if they share the same household. We had 3,709,000 and 4,180,000 active clients as of October 29, 2022, and October 30, 2021, respectively, representing a year-over-year decline of 11.3%. The decline in net active clients is largely due to higher lapsed clients, which we believe is a result of the macroeconomic environment.

Net Revenue per Active Client
We believe that net revenue per active client is an indicator of client engagement and satisfaction. We calculate net revenue per active client based on net revenue over the preceding four fiscal quarters divided by the number of active clients, measured as of the last day of the period. Net revenue per active client was $525 and $524 as of October 29, 2022, and October 30, 2021, respectively, or approximately flat year over year. Although net revenue per active client is approximately flat year over year, we have observed clients spending less in recent periods, and we expect this to continue given the economic backdrop and the deep discounting we are seeing in the retail industry.
Factors Affecting Our Performance
Macroeconomic Environment
Our business and operating results are subject to national and global economic conditions and their impact on consumer discretionary spending. As the macroeconomic environment is experiencing inflation, rising interest rates, recessionary concerns, tightening labor markets, and general uncertainty regarding the overall future political and economic environment, we have seen and expect to continue to see negative impacts on consumer confidence and consumer demand. As this challenging and uncertain economic environment continues, we cannot predict whether or when such circumstances may improve or worsen or what impact such circumstances could have on our business.
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
Consistent with the trends in the second half of fiscal 2022, supply chain constraints and delays have continued to ease during the three months ended October 29, 2022, and the timing and amount of inventory receipts were not impacted by supply chain delays. As such, we are no longer ordering product in advance of our typical timelines and we expect inventory levels to normalize in the second half of fiscal 2023.
Client Acquisition and Engagement
To grow our business, we must continue to acquire clients and successfully engage them. We believe that implementing broad-based marketing strategies that increase our brand awareness has the potential to strengthen Stitch Fix as a national consumer brand, help us acquire new clients, and drive revenue growth. We currently utilize both digital and offline channels to attract new visitors to our website or mobile app and subsequently convert them into clients. Our current marketing efforts include client referrals, affiliate programs, partnerships, campaigns with celebrities and influencers, display advertising, television, print, radio, video, content, direct mail, social media, email, mobile “push” communications, search engine optimization, and keyword search campaigns. Our marketing expenses have varied from period to period and we expect this trend to continue. We are evolving our marketing strategy and intend to reduce marketing spend for the remainder of fiscal 2023.
The largest component of our marketing spend is advertising, which was $41.6 million or 9.1% of net revenue for the three months ended October 29, 2022, compared to $50.7 million or 8.7% of net revenue for the three months ended October 30, 2021.
We must also continue to improve the diversity of our offerings to successfully acquire clients and increase engagement. These efforts may include broadening our brand partnerships and expanding into new categories, product types, price points, and geographies.
Investment in our Operations and Infrastructure
To grow our client base and enhance our offering, we will incur additional expenses. We intend to leverage our data science and deep understanding of our clients’ needs to make targeted investments in technology and product. In fiscal 2023, we plan to prioritize investments with near-term positive returns.

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
Historically, changes in our merchandise mix have not caused significant fluctuations in our gross margin; however, categories, brands, product types, and price points do have a range of margin profiles. For example, our Exclusive Brands have generally contributed higher margins than our third-party brands, which have generally contributed lower margins. We continue to evolve our merchandise mix to improve the client experience and attract new active clients. Shifts in merchandise mix, particularly if we increase the number of third-party brands we offer, will result in fluctuations in our gross margin from period to period.
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
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses (“SG&A”) consist primarily of compensation and benefits costs, including stock-based compensation expense, for our employees including our stylists, fulfillment center operations, data analytics, merchandising, engineering, marketing, client experience, and corporate personnel. Selling, general, and administrative expenses also include marketing and advertising costs, third-party logistics costs, facility costs for our fulfillment centers and offices, professional service fees, information technology costs, and depreciation and amortization expense. As a result of our restructuring and cost reduction actions in the fourth quarter of fiscal 2022, we expect SG&A in fiscal 2023 to decrease year over year. Our classification of selling, general, and administrative expenses may vary from other companies in our industry and may not be comparable.
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

Results of Operations
Comparison of the Three Months Ended October 29, 2022, and October 30, 2021
The following table sets forth our results of operations for the periods indicated:

	For the Three Months Ended		%
(in thousands)	October 29, 2022	October 30, 2021	Change
Revenue, net	$455,593	$581,244	(21.6)%
Cost of goods sold	263,832	308,327	(14.4)%
Gross profit	191,761	272,917	(29.7)%
Selling, general, and administrative expenses	246,891	274,767	(10.1)%
Operating loss	(55,130)	(1,850)	*
Interest income	773	334	131.4%
Other expense, net	(1,284)	(109)	*
Loss before income taxes	(55,641)	(1,625)	*
Provision for income taxes	277	202	37.1%
Net loss	$(55,918)	$(1,827)	*

* Not meaningful
 The following table sets forth the components of our results of operations as a percentage of revenue:

	For the Three Months Ended
	October 29, 2022	October 30, 2021
Revenue, net	100.0%	100.0%
Cost of goods sold	57.9%	53.0%
Gross margin	42.1%	47.0%
Selling, general, and administrative expenses	54.2%	47.3%
Operating loss	(12.1)%	(0.3)%
Interest income	0.2%	0.1%
Other expense, net	(0.3)%	—%
Loss before income taxes	(12.2)%	(0.3)%
Provision for income taxes	0.1%	—%
Net loss	(12.3)%	(0.3)%

Note: Due to rounding, percentages in this table may not sum to totals.
Revenue and Gross Margin
Revenue decreased by $125.7 million or 21.6% during the three months ended October 29, 2022, compared to the same period last year, due primarily to a 11.3% decline in active clients from October 30, 2021 to October 29, 2022, which led to a decrease in sales of merchandise. Additionally, we observed clients spending less in recent periods, and we expect this to continue given the economic backdrop and the deep discounting we are seeing in the retail industry.
Gross margin for the three months ended October 29, 2022, decreased by 490 basis points compared to the same period last year, which was primarily driven by higher clearance rates, product costs, and transportation costs.
Selling, General, and Administrative Expenses
SG&A decreased by $27.9 million for the three months ended October 29, 2022, compared with the same period last year. As a percentage of revenue, SG&A increased to 54.2% for the three months ended October 29, 2022, compared with 47.3% for the three months ended October 30, 2021.
The increase in SG&A margin for the three months ended October 29, 2022, compared with the same period last year, was primarily related to higher compensation and benefits expense as a percentage of revenue, including higher stock-based compensation as a percentage of revenue, primarily due to investments in technology talent.

Provision for Income Taxes
The following table summarizes our effective tax rate from income for the periods presented:

	For the Three Months Ended
(in thousands)	October 29, 2022	October 30, 2021
Loss before income taxes	$(55,641)	$(1,625)
Provision for income taxes	277	202
Effective tax rate	(0.5)%	(12.4)%
We are primarily subject to income taxes in the United States and the United Kingdom. Our effective tax rate for the three months ended October 29, 2022, differs from the federal statutory income tax rate primarily due to the full valuation allowance recorded on our net federal and state deferred tax assets. The tax provision for the three months ended October 29, 2022, is primarily comprised of state taxes and income taxes in foreign jurisdictions.
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
Liquidity and Capital Resources
Sources of Liquidity
Our principal source of liquidity is our cash, cash equivalents, and cash flows from operations.
As of October 29, 2022, we had $113.3 million of cash and cash equivalents and $95.4 million of investments. Our investment balance includes $90.0 million of short-term investments with contractual maturities of 12 months or less as of October 29, 2022.
We are party to a $100.0 million amended and restated credit agreement, entered into June 2, 2021 and amended on July 29, 2022 (the “Amended Credit Agreement”) with Silicon Valley Bank and other lenders. The Amended Credit Agreement includes a letter of credit sub-facility of $30.0 million and a swingline sub-facility of up to $40.0 million. As of October 29, 2022, we did not have any borrowings outstanding on the revolving line of credit under the Amended Credit Agreement and we had $82.2 million in borrowing capacity as reduced by outstanding letters of credit.
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
For information on the terms of the Amended Credit Agreement, please see “Credit Agreement” in Note 5 of the Notes to Condensed Consolidated Financial Statements included in this Report.
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
Share Repurchases
In January 2022, our Board of Directors authorized a share repurchase program to repurchase up to $150.0 million of our outstanding Class A common stock, with no expiration date (the “2022 Repurchase Program”). We may repurchase shares from time to time through open market repurchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. The actual timing, number and value of shares repurchased in the future will be determined by the Company in its discretion and will depend on a number of factors, including price, trading volume, market conditions, and other general business conditions. Repurchases will be funded from the Company’s existing cash and cash equivalents or future cash flow. The repurchase program may be modified, suspended, or terminated at any time. During the three months ended October 29, 2022, the Company made no repurchases of Class A common stock. As of October 29, 2022, the Company has repurchased 2,302,141 shares of Class A common stock for $30.0 million under the 2022 Repurchase Program. We had $120.0 million remaining in share repurchase capacity as of October 29, 2022.
Cash Flows
The following table summarizes our cash flows for the periods indicated below:

	For the Three Months Ended
(in thousands)	October 29, 2022	October 30, 2021
Net cash (used in) provided by operating activities	$(10,048)	$141,656
Net cash used in investing activities	(2,257)	(7,537)
Net cash used in financing activities	(3,870)	(13,698)
Effect of exchange rate changes on cash and cash equivalents	(1,414)	(529)
Net (decrease) increase in cash and cash equivalents	$(17,589)	$119,892
Cash provided by operating activities
During the three months ended October 29, 2022, cash used in operating activities was $10.0 million, which consisted of a net loss of $55.9 million, adjusted by non-cash charges of $42.4 million and a change of $3.5 million in our net operating assets and liabilities. The non-cash charges were primarily driven by $31.7 million of stock-based compensation expense and $10.2 million of depreciation, amortization, and accretion. The change in our net operating assets and liabilities was primarily due to a cash inflow of $26.6 million from income tax refunds, substantially offset by an increase of $23.8 million in gross inventory balances.
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
Cash used in investing activities
During the three months ended October 29, 2022, cash used in investing activities was $2.3 million. This was primarily due to purchases of property and equipment of $6.1 million, partially offset by sales of available-for-sale securities of $4.1 million.
During the three months ended October 30, 2021, cash used in investing activities was $7.5 million. This was primarily due to maturities and sales of available-for-sale securities of $59.1 million and $2.2 million, respectively, substantially offset by our investment of $52.4 million in available-for-sale securities and purchases of property and equipment of $16.4 million.
Cash used in financing activities
During the three months ended October 29, 2022, cash used in financing activities was $3.9 million. This was primarily due to payments for tax withholding related to vesting of restricted stock units.
During the three months ended October 30, 2021, cash used in financing activities was $13.7 million primarily due to payments for tax withholding related to vesting of restricted stock units, partially offset by proceeds from the exercise of stock options.
Effect of exchange rate changes on cash and cash equivalents
During the three months ended October 29, 2022, foreign currency exchange rates had a negative impact of $1.4 million on cash on cash equivalents. The negative impact on cash and cash equivalents was primarily due to the unfavorable impact of fluctuations in the exchange rate of the British pound sterling to the U.S. dollar.
Contractual Obligations and Other Commitments
There have been no other material changes to our contractual obligations and other commitments as disclosed in our 2022 Annual Report.

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
There have been no significant changes to our critical accounting policies and estimates as disclosed in our 2022 Annual Report.
ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
We have operations both within the United States and in the UK, and we are exposed to market risks in the ordinary course of business. These risks primarily include interest rate risk, foreign currency risk and inflation risk.
Interest Rate Risk
We are primarily exposed to market risks through interest rate risk on our investments. As of October 29, 2022, we had $95.4 million in highly rated investments accounted for as available-for-sale securities, which are presented on our condensed consolidated balance sheets at their fair market value compared to $99.8 million as of July 30, 2022. These interest-earning instruments carry a degree of interest rate risk; however, a hypothetical 10% change in interest rates during the three months ended October 29, 2022, would not have had a material impact on our condensed consolidated financial statements.
Foreign Currency Risk
As of October 29, 2022, our revenue was earned in U.S. dollars and British pound sterling. Our expansion into the United Kingdom (“UK”) exposes us to fluctuations in foreign currency exchange rates on our operating expenses. Fluctuations in foreign currency exchange rates may also result in transaction gains or losses on transactions in currencies other than the U.S. dollar or British pound sterling. For the three months ended October 29, 2022, a hypothetical 10% increase or decrease in current exchange rates would not have had a material impact on our condensed consolidated financial results.
Inflation Risk
Our costs are subject to inflationary pressures, which we expect to continue, and if those pressures become significant, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, and results of operations. The primary inflationary factors affecting our business are merchandise costs, shipping and freight costs, and labor costs. Additionally, although difficult to quantify, we believe inflation is having an adverse effect on our clients’ discretionary spending habits, which has impacted and may continue to impact net revenue.
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
Based on the evaluation of our disclosure controls and procedures as of October 29, 2022, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 29, 2022.
Changes in Internal Control over Financial Reporting
There were no changes during the quarter ended October 29, 2022 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Risks Relating to Our Business
•Our growth depends on attracting new clients.
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
•If we fail to effectively manage our business, our financial condition and operating results could be harmed.
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
•We may not be able to generate sufficient capital to support and grow our business, and this additional capital might not be available or may be available only by diluting existing stockholders.
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
Risks Relating to Our Business
Our growth depends on attracting new clients.
Our success depends on our ability to attract new clients in a cost-effective manner. To expand our client base, we must appeal to and acquire clients who have historically used other means to purchase apparel, shoes, and accessories, such as traditional brick-and-mortar apparel retailers or the websites of our competitors. We also face competition for clients from other retailers who offer or plan to offer similar services as ours. We currently utilize both digital and offline channels to attract new visitors to our website or mobile app and subsequently convert them into clients. Our current marketing efforts include client referrals, affiliate programs, campaigns with celebrities and influencers, partnerships, display advertising, television, print, radio, video, content, direct mail, social media, email, mobile “push” communications, search engine optimization, and keyword search campaigns. The launch of Freestyle to new-to-Stitch Fix clients also opened up new marketing opportunities and channels with which we have less experience. Our marketing expenses have varied from period to period, and we expect this trend to continue as we evolve our marketing strategies and employ a disciplined approach to marketing spend. If we increase our marketing spend, we cannot be certain that these increases will yield more clients, achieve meaningful payback on our investments, or be cost effective. We may also adjust our marketing strategy or decrease spend within a period if we are not achieving the intended results or if we believe the return-on-investment is not favorable, which may result in faster or slower rates of active client growth in any given period. For instance, in the fourth quarter of fiscal year 2021, we did not spend as much on marketing as anticipated as we waited to launch Freestyle to new-to-Stitch Fix customers. In the first and second fiscal quarters of fiscal year 2022, we spent less on marketing because we were experiencing weaker-than-expected conversion of new clients and decided to pull back to focus on evolving the Freestyle offering and refining the client onboarding experience. This negatively impacted our ability to acquire new clients, and in turn, our net revenue in subsequent quarters of fiscal year 2022. We also experienced weaker-than-expected conversion of new clients in the second and third quarters of fiscal 2022 driven by onboarding challenges and lower site traffic, due in part to the ongoing effects of Apple’s iOS privacy changes that require apps to get a user’s opt-in permission before tracking or sharing the user’s data across apps or websites owned by companies other than the app’s owner.
In addition, we seek to attract new clients by offering new products, services, and ways to engage with our platform, such as our Freestyle offering. If such new products or services are not timely or successfully launched or are not successful in attracting new clients, our results of operations may suffer. In fiscal year 2022, our results were below our expectations, in large part, because the initial launch of Freestyle did not drive as much new client growth as we anticipated. Moreover, new clients may not purchase from us as frequently or spend as much with us as existing clients, and the revenue generated from new clients may not be as high as the revenue generated from our existing clients. These factors may harm our growth prospects and our business could be adversely affected.
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
To ensure timely delivery of merchandise, we generally enter into purchase contracts well in advance of a particular season and often before apparel trends are confirmed by client purchases. As a result, we are vulnerable to demand and pricing shifts and to suboptimal selection and timing of merchandise purchases. For example, in response to the initial consumer reaction to COVID-19, we cancelled many inventory orders to be prepared for what we expected would be lower client demand. Consequently, when client demand increased, our inventory was not as optimized to meet the demand as we would have liked. Additionally, surges in cases of COVID-19 impacted some of our vendors, who had delays in producing our orders. Freight delays caused by lockdowns due to COVID-19, port closures, port congestion, and shipping container and ship shortages affected us and caused us to experience delays in receiving inventory. Freight delays caused by these issues or new issues, including labor disruptions or shortages, may affect us in future quarters. Our inventory levels also may be affected by product launch delays, consumer demand fluctuations due to macroeconomic factors, uncertainty or otherwise, disruptions in our systems due to upgrades, launches or otherwise, and our inability to predict demand with respect to new categories or products. In the past, we have not always predicted our clients’ preferences and acceptance levels of our trend items with accuracy, which has resulted in significant inventory write offs and lower gross margins. Furthermore, we have only recently begun using more traditional liquidation methods, such as sales, clearance events and markdowns, and only to a limited extent thus far. We rely on our merchandising team to order styles and products that our clients will purchase and we rely on our data science to inform the depth and breadth of inventory we purchase, including when to reorder items that are selling well and when to write off items that are not selling well. If we do not predict client demand and tastes well or if our algorithms do not help us reorder or write off the right products in a timely manner, we may not effectively manage our inventory and we may experience future significant inventory write-offs, which would adversely affect our operating results. For instance, in the fourth quarter of 2022, we experienced weaker consumer demand, which caused us to have higher inventory levels and increased inventory reserves that affected our financial results. Additionally, in the past we have experienced challenges managing our inventory within the fulfillment centers given storage capacity constraints and challenges hiring fulfillment center employees. Any future such challenges could affect, the amount and types of inventory we have available to offer to clients, and therefore our operating results.
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
The COVID-19 pandemic and related measures have resulted in significant disruption that has negatively impacted and may in the future negatively impact our business. We experienced temporary closures and reduced capacity in the third quarter of fiscal year 2020 as we temporarily closed three of our fulfillment centers as we responded to the pandemic. We allowed employees to opt-in to work, provided them with four weeks of flexible paid time off, and implemented additional safety protocols. These efforts resulted in significantly less capacity in our fulfillment centers during the third quarter of fiscal year 2020, which resulted in delayed Fix shipments, a significant Fix backlog, delayed inventory and return processing, extended wait times for clients, and inventory management challenges. We also experienced intermittent and temporary closures in fiscal year 2021 and increases of COVID-19 cases in our fulfillment centers in connection with the increases of cases caused by both the Delta and Omicron variants. These increases in cases negatively affected operations at our fulfillment centers and any future surges in cases may negatively affect our operations in the future. Additionally, in fiscal year 2021, we experienced difficulty hiring employees in our fulfillment centers, which we attributed to both COVID-19 concerns and to increased competition and rising wages for eCommerce fulfillment center workers. Future capacity constraints in our fulfillment centers could cause delayed Fix shipments, delayed inventory and return processing, and inventory management challenges.
The duration of the pandemic’s remains uncertain. It will depend on factors such as the length of time the pandemic; the impact of variants that may emerge; the availability of vaccines in different parts of the world; the vaccine rates among the population; the efficacy of the COVID-19 vaccines against variants that may emerge; the response by governmental bodies to reinstate mandated business closures, orders to “shelter in place,” and travel and transportation restrictions in the event of additional surges; the impact of the pandemic on the economy and consumer behavior, including the impacts of any recession or inflationary pressures resulting from the pandemic; and the effect on our clients, employees, vendors, and other partners. For example, we continue to work with our vendors to minimize inventory disruptions, but future delays and supply constraints may negatively affect our ability to obtain and manage inventory. We have experienced shipping delays to and from our customers as a result of our shipping vendors’ challenges fulfilling higher eCommerce shipping demand, which has impacted our results of operations. We also have been affected by, and expect to continue to be affected by, COVID-related freight delays and difficulties sourcing materials. Additionally, we may be negatively impacted if consumers shift back to traditional brick-and-mortar apparel retailers following the pandemic.
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
Additionally, we have in the past experienced difficulty hiring employees in our fulfillment centers, which we attribute to COVID-19 concerns and to increased competition and rising wages for eCommerce fulfillment center workers. To address this, we increased wages in our fulfillment centers and implemented other policies in order to be more competitive in hiring employees. These wage increases impacted our operating results. We may in the future have difficulty hiring employees in fulfillment centers due to increased competition or otherwise and we may have to increase wages for our fulfillment center employees, which would impact our operating results. These hiring difficulties have caused in the past and could in the future cause additional capacity constraints in our fulfillment centers. Capacity constraints in our fulfillment centers could affect the amount and types of inventory we have available to offer to clients, which will affect our results of operations. Additionally, if we or our third-party partner are unable to adequately staff our fulfillment centers to meet demand, or if the cost of such staffing is higher than projected due to competition, mandated wage increases, regulatory changes, international expansion, or other factors, our operating results will be further harmed.
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
The fabrics used by our vendors are made of raw materials including, but not limited to, petroleum-based products and cotton. Significant price increases or fluctuations, currency volatility or fluctuation, tariffs, shortages, increases in shipping or freight costs, or shipping delays of petroleum, cotton, or other raw materials could significantly increase our cost of goods sold or affect our operating results. The COVID-19 pandemic caused delays in some shipments from our suppliers and we have experienced delays in some shipments from our suppliers caused by lockdowns due to COVID-19, factory and port closures, port congestion, and shipping container and other shortages. Additionally, we have limited visibility into delays or control over shipping. These delays may occur or continue as long as COVID-19 continues to affect geographies around the world. We are also experiencing increased costs of goods due to these freight challenges, increases in the price of raw materials, inflationary pressures, rising fuel and other energy costs, and currency volatility, and we expect that prices may continue to increase in the near future and affect our operating results.
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
Our past revenue growth and profitability should not be considered indicative of our future performance. Our revenue decreased by 21.6% in the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022, decreased by 1.4% in fiscal 2022 compared to 2021, and increased by 22.8% in fiscal 2021 compared to fiscal 2020. Our revenue may continue to decline in future periods due to a number of factors, which may include general economic conditions, including a recession, decreased discretionary consumer spending, the short- and long-term impacts of the COVID-19 pandemic, decreases in marketing spend, slower client acquisition growth, slower demand for our merchandise and service, increased competition, decreases in the growth rate of our overall market, and our failure to capitalize on growth opportunities, as well as the maturation of our business.

We announced a restructuring plan on June 9, 2022, intended to reduce our future fixed and variable operating costs. However, our restructuring plan may not adequately reduce expenses or impact our results as we anticipate. Moreover, our expenses may increase, particularly if we develop and introduce new merchandise offerings, need to hire and retain personnel, or invest in our marketing initiatives. We may not always pursue short-term profits but are often focused on long-term growth, which may impact our financial results. If our revenue does not increase to offset increases in our operating expenses, we may not be profitable in future periods.
If we fail to effectively manage our business, our financial condition and operating results could be harmed.
We must continue to implement our operational plans and strategies, and improve and expand our infrastructure of people and technology. Additionally, we may continue to introduce new offerings, business strategies or initiatives, or improve on existing offerings. Our operations, vendor base, fulfillment centers, information technology systems, or internal controls and procedures may not be adequate to support our changing operations. Any change or upgrade to our systems to support the increasing complexity of our business involves risk and we may experience problems or delays as we make upgrades or changes to our systems. For example, in the first quarter of fiscal year 2022, we experienced technical issues following a systems upgrade to our procure-to-pay processes which affected the transmission, receipt, and reconciliation of purchase orders and payments with many of our apparel and accessory vendors. The roll-out of new offerings and initiatives require investments of time and resources and may require changes in our website, mobile apps, information technology systems or processes, which involves inherent risk. These initiatives and changes also may not be rolled out as timely or effectively as we expect or may not produce the results we intend. If new offerings and initiatives are delayed, it could affect our inventory levels. If we are unable to manage the growth of our organization effectively, or if growth initiatives are not introduced timely, do not produce the anticipated results, or cause unanticipated issues, our business, financial condition, and operating results may be adversely affected.
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
Additionally, we have experienced increased employee turnover as a result of the general market conditions and a competitive talent market within the U.S., as well as Company-specific factors, such as share price decline, business performance, and leadership changes, and we expect to continue to experience increased employee turnover in the future. We also announced a restructuring plan on June 9, 2022 that reduced our workforce by 15% of salaried positions and represents 4% of our roles in total.
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
As of October 29, 2022, approximately 3,200 of our employees were stylists, most of whom work on a part-time basis for us and are paid hourly. The stylists track and report the time they spend working for us. These employees are classified as nonexempt under federal and state law. If we fail to effectively manage our stylists, including by ensuring accurate tracking and reporting of their hours worked and proper processing of their hourly wages, then we may face claims alleging violations of wage and hour employment laws, including, without limitation, claims of back wages, unpaid overtime pay, and missed meal and rest periods. Any such employee litigation could be attempted on a class or representative basis. For example, in August 2020, a representative action under California’s Private Attorneys General Act was filed against us alleging various violations of California’s wage and hour laws relating to our current and former non-exempt stylist employees. While we were able to settle this matter, future litigation concerning our styling employees could be expensive and time-consuming regardless of whether the claims against us are valid or whether we are ultimately determined to be liable, and could divert management’s attention from our business. We could also be adversely affected by negative publicity, litigation costs resulting from the defense of these claims, and the diversion of time and resources from our operations.
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
Our business and operating results are subject to national and global economic conditions and their impact on consumer discretionary spending. Some of the factors that may negatively influence consumer spending include high levels of unemployment; higher consumer debt levels; reductions in net worth, declines in asset values, and related market and macroeconomic uncertainty; home foreclosures and reductions in home values; fluctuating interest rates, increased inflationary pressures and credit availability; rising fuel and other energy costs; rising commodity prices; and general uncertainty regarding the overall future political and economic environment. We have experienced many of these factors, including current inflationary pressures, and are experiencing negative impacts on client demand and discretionary spending as a result. Consumer purchases of discretionary items, including the merchandise that we offer, generally decline during recessionary periods or periods of economic uncertainty, when disposable income is reduced or when there is a reduction in consumer confidence. Furthermore, economic conditions in certain regions may also be affected by natural disasters, such as hurricanes, tropical storms, earthquakes, and wildfires; public health crises; and other major unforeseen events.
Adverse economic changes could reduce consumer confidence, and could thereby negatively affect our operating results. In challenging and uncertain economic environments, we cannot predict when macroeconomic uncertainty may arise, whether or when such circumstances may improve or worsen, or what impact such circumstances could have on our business. Additionally, the ongoing volatile and uncertain macroeconomic environment that we have been experiencing since the onset of the COVID-19 pandemic has likely reduced, and may continue to reduce, our ability to forecast our future operating results.
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
Natural disasters, such as earthquakes, hurricanes, tornadoes, floods, fires, and other adverse weather events and climate conditions, which may become more frequent and more severe with the increasing effects of climate change; unforeseen public health crises, such as the COVID-19 pandemic or other pandemics and epidemics; political crises, such as terrorist attacks, war, and other political instability, including the ongoing conflict between Ukraine and Russia; or other catastrophic events, whether occurring in the United States or internationally, could disrupt our operations in or cause us to close one or more of our offices and fulfillment centers or could disrupt, delay, or otherwise negatively impact the operations of one or more of our third-party providers or vendors. For instance, the severe winter weather and temperatures experienced in Texas and other parts of the country in February 2021 caused us to temporarily close two of our fulfillment centers and affected the shipping of merchandise in and out of fulfillment centers. Furthermore, these types of events could impact our merchandise supply chain, including our ability to ship merchandise to or receive returned merchandise from clients in the impacted region, and could impact our ability or the ability of third parties to operate our sites and ship merchandise. In addition, these types of events could negatively impact consumer spending in the impacted regions. In fact, the COVID-19 pandemic has: disrupted our operations in and previously caused us to temporarily close our offices and require that most of our employees work from home; disrupted our operations in and caused us to close three of our fulfillment centers; required us to implement various operational changes to ensure the health and safety of our employees; had a range of negative effects on the operations of our third-party providers and vendors, including our merchandise supply chain and shipping partners; and negatively impacted consumer spending and the economy generally. Because the COVID-19 pandemic has caused many of these factors to materialize, as described above and throughout these risk factors, it has adversely affected our business and operating results. The ongoing COVID-19 pandemic (including future resurgences of COVID-19 or new variants in the United States or internationally) or the occurrence of another natural disaster, pandemic, or crisis could recreate and/or exacerbate these effects.
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

Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As a result, the holders of our Class B common stock, including our directors, executive officers, and their affiliates, are able to exercise considerable influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stock holdings represent less than 50% of the outstanding shares of our capital stock. As of December 2, 2022, 29,112,127 of our 110,808,056 shares outstanding were held by our directors, executive officers, and their affiliates, and 25,397,274 of such shares held by our directors, executive officers, and their affiliates were shares of Class B common stock. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests. This control may adversely affect the market price of our Class A common stock.
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
We may not be able to generate sufficient capital to support and grow our business, and additional capital might not be available or may be available only by diluting existing stockholders.
We require sufficient cash and liquidity to run our business, finance our operations, and pay for capital expenditures. We may not be able to generate sufficient cash to fund our working capital and capital expenditures needs. We also may require additional funds to support growth or respond to business challenges. We are party to an amended and restated credit agreement with Silicon Valley Bank and other lenders, but a deterioration in our capital structure or the quality of our earnings could result in noncompliance with our debt covenants, which would limit our ability to utilize our credit facility.
We also may want or need to engage in equity or debt financings to secure additional funds. The capital market environment, including market disruptions, limited liquidity, or interest rate fluctuations, may increase the cost of financing or restrict access to a potential source of liquidity. Additionally, if we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our Class A common stock.
Our credit agreement also contains covenants limiting our ability to, among other things, dispose of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock, and make investments, in each case subject to certain exceptions, and contains financial covenants requiring us to maintain minimum free cash flow and an adjusted current ratio above specified levels, measured in each case at the end of each fiscal quarter. The restrictive covenants of this or any future debt financing secured may make it more difficult for us to obtain capital and to pursue business opportunities. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to generate sufficient capital or obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business and to respond to business challenges could be significantly limited, and our business and prospects could fail or be adversely affected.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In January 2022, our Board of Directors authorized a share repurchase program to repurchase up to $150.0 million of our outstanding Class A common stock, with no expiration date (the “2022 Repurchase Program”). We may repurchase shares from time to time through open market repurchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. The actual timing, number and value of shares repurchased in the future will be determined by the Company in its discretion and will depend on a number of factors, including price, trading volume, market conditions, and other general business conditions. During the first quarter of 2023, we did not repurchase any shares of our common stock and we had $120.0 million remaining in share repurchase capacity as of October 29, 2022.
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

Stitch Fix, Inc.
Date:	December 7, 2022	By:	/s/ Dan Jedda
Dan Jedda
Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Sarah Barkema
Sarah Barkema
Chief Accounting Officer
(Principal Accounting Officer)