Form 10-Q
period 2023-01-28
Stitch Fix, Inc.
filed 2023-03-08
CIK 1576942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 28, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of March 3, 2023, the number of outstanding shares of the registrant’s Class A common stock, par value $0.00002 per share, was 87,102,415, and the number of outstanding shares of the registrant’s Class B common stock, par value $0.00002 per share, was 25,405,020.

STITCH FIX, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Stitch Fix, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	January 28, 2023	July 30, 2022
Assets
Current assets:
Cash and cash equivalents	$138,979	$130,935
Short-term investments	82,620	82,049
Inventory, net	158,927	197,251
Prepaid expenses and other current assets	32,979	39,456
Income tax receivable	921	27,561
Total current assets	414,426	477,252
Long-term investments	2,288	17,713
Income tax receivable, net of current portion	26,091	26,091
Property and equipment, net	92,434	103,375
Operating lease right-of-use assets	119,831	132,179
Other long-term assets	5,528	7,925
Total assets	$660,598	$764,535
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$104,715	$143,934
Operating lease liabilities	32,413	29,014
Accrued liabilities	91,859	94,416
Gift card liability	12,489	10,551
Deferred revenue	13,428	14,441
Other current liabilities	6,045	3,214
Total current liabilities	260,949	295,570
Operating lease liabilities, net of current portion	139,644	141,334
Other long-term liabilities	4,728	4,980
Total liabilities	405,321	441,884
Commitments and contingencies (Note 6)
Stockholders’ equity:
Class A common stock, $0.00002 par value – 2,000,000,000 shares authorized; 89,404,556 and 86,187,911 shares issued; 87,102,415 and 86,187,911 shares outstanding	1	1
Class B common stock, $0.00002 par value – 100,000,000 shares authorized; 25,405,020 and 25,405,020 shares issued and outstanding	1	1
Additional paid-in capital	575,129	522,658
Accumulated other comprehensive loss	(1,883)	(3,527)
Accumulated deficit	(287,929)	(166,440)
Treasury stock at cost (2,302,141 and 2,302,141 shares)	(30,042)	(30,042)
Total stockholders’ equity	255,277	322,651
Total liabilities and stockholders’ equity	$660,598	$764,535
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stitch Fix, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except share and per share amounts)

	For the Three Months Ended		For the Six Months Ended
	January 28, 2023	January 29, 2022	January 28, 2023	January 29, 2022
Revenue, net	$412,118	$516,724	$867,711	$1,097,968
Cost of goods sold	243,001	283,920	506,833	592,247
Gross profit	169,117	232,804	360,878	505,721
Selling, general, and administrative expenses	235,827	263,502	482,718	538,269
Operating loss	(66,710)	(30,698)	(121,840)	(32,548)
Interest income	706	171	1,479	505
Other income (expense), net	652	(45)	(632)	(154)
Loss before income taxes	(65,352)	(30,572)	(120,993)	(32,197)
Provision for income taxes	219	340	496	542
Net loss	$(65,571)	$(30,912)	$(121,489)	$(32,739)
Other comprehensive income (loss):
Change in unrealized gain (loss) on available-for-sale securities, net of tax	941	(654)	755	(969)
Foreign currency translation	2,501	(848)	889	(1,451)
Total other comprehensive income (loss), net of tax	3,442	(1,502)	1,644	(2,420)
Comprehensive loss	$(62,129)	$(32,414)	$(119,845)	$(35,159)
Net loss attributable to common stockholders:
Basic	$(65,571)	$(30,912)	$(121,489)	$(32,739)
Diluted	$(65,571)	$(30,912)	$(121,489)	$(32,739)
Loss per share attributable to common stockholders:
Basic	$(0.58)	$(0.28)	$(1.07)	$(0.30)
Diluted	$(0.58)	$(0.28)	$(1.07)	$(0.30)
Weighted-average shares used to compute loss per share attributable to common stockholders:
Basic	113,928,081	109,178,086	113,143,991	108,776,998
Diluted	113,928,081	109,178,086	113,143,991	108,776,998
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stitch Fix, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	For the Three Months Ended January 28, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance as of October 29, 2022	113,110,197	$2	$552,490	$(5,325)	$(222,358)	(2,302,141)	$(30,042)	$294,767
Issuance of common stock upon exercise of stock options	117,607	—	154	—	—	—	—	154
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	1,581,772	—	(3,216)	—	—	—	—	(3,216)
Stock-based compensation	—	—	25,701	—	—	—	—	25,701
Net loss	—	—	—	—	(65,571)	—	—	(65,571)
Other comprehensive income, net of tax	—	—	—	3,442	—	—	—	3,442
Balance as of January 28, 2023	114,809,576	$2	$575,129	$(1,883)	$(287,929)	(2,302,141)	$(30,042)	$255,277

	For the Three Months Ended January 29, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance as of October 30, 2021	108,794,956	$2	$437,246	$2,493	$38,854	—	$—	$478,595
Issuance of common stock upon exercise of stock options	48,983	—	311	—	—	—	—	311
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	857,276	—	(8,620)	—	—	—	—	(8,620)
Stock-based compensation	—	—	34,206	—	—	—	—	34,206
Repurchase of common stock	—	—	—	—	—	(682,184)	(10,996)	(10,996)
Net loss	—	—	—	—	(30,912)	—	—	(30,912)
Other comprehensive loss, net of tax	—	—	—	(1,502)	—	—	—	(1,502)
Balance as of January 29, 2022	109,701,215	$2	$463,143	$991	$7,942	(682,184)	$(10,996)	$461,082

	For the Six Months Ended January 28, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance as of July 30, 2022	111,592,931	$2	$522,658	$(3,527)	$(166,440)	(2,302,141)	$(30,042)	$322,651
Issuance of common stock upon exercise of stock options	117,607	—	154	—	—	—	—	154
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	3,099,038		(6,969)	—	—	—	—	(6,969)
Stock-based compensation	—	—	59,286	—	—	—	—	59,286
Net loss	—	—	—	—	(121,489)	—	—	(121,489)
Other comprehensive income, net of tax	—	—	—	1,644	—	—	—	1,644
Balance as of January 28, 2023	114,809,576	$2	$575,129	$(1,883)	$(287,929)	(2,302,141)	$(30,042)	$255,277

	For the Six Months Ended January 29, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance as of July 31, 2021	107,955,988	$2	$416,755	$3,411	$40,681	—	$—	$460,849
Issuance of common stock upon exercise of stock options	140,377	—	1,365	—	—	—	—	1,365
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	1,604,850	—	(23,372)	—	—	—	—	(23,372)
Stock-based compensation	—	—	68,395	—	—	—	—	68,395
Repurchase of common stock	—	—	—	—	—	(682,184)	(10,996)	(10,996)
Net loss	—	—	—	—	(32,739)	—	—	(32,739)
Other comprehensive loss, net of tax	—	—	—	(2,420)	—	—	—	(2,420)
Balance as of January 29, 2022	109,701,215	$2	$463,143	$991	$7,942	(682,184)	$(10,996)	$461,082

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stitch Fix, Inc.
Condensed Consolidated Statements of Cash Flow
(Unaudited)
(In thousands)

	For the Six Months Ended
	January 28, 2023	January 29, 2022
Cash Flows from Operating Activities
Net loss	$(121,489)	$(32,739)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Change in inventory reserves	(6,413)	445
Stock-based compensation expense	57,581	64,713
Depreciation, amortization, and accretion	22,095	17,374
Asset impairment	16,874	—
Other	1,067	7
Change in operating assets and liabilities:
Inventory	44,896	28,100
Prepaid expenses and other assets	8,938	(5,755)
Income tax receivables	26,640	43
Operating lease right-of-use assets and liabilities	(111)	4,855
Accounts payable	(38,678)	51,296
Accrued liabilities	(3,840)	(4,267)
Deferred revenue	(1,016)	(3,699)
Gift card liability	1,938	3,261
Other liabilities	2,578	1,298
Net cash provided by operating activities	11,060	124,932
Cash Flows from Investing Activities
Purchases of property and equipment	(11,886)	(30,900)
Purchases of securities available-for-sale	(258)	(77,532)
Sales of securities available-for-sale	4,144	4,690
Maturities of securities available-for-sale	11,210	76,109
Net cash provided by (used in) investing activities	3,210	(27,633)
Cash Flows from Financing Activities
Proceeds from the exercise of stock options, net	154	1,365
Payments for tax withholdings related to vesting of restricted stock units	(6,969)	(23,372)
Repurchase of common stock	—	(9,996)
Other	(117)	—
Net cash used in financing activities	(6,932)	(32,003)
Net increase in cash and cash equivalents	7,338	65,296
Effect of exchange rate changes on cash and cash equivalents	706	(1,203)
Cash and cash equivalents at beginning of period	130,935	129,785
Cash and cash equivalents at end of period	$138,979	$193,878
Supplemental Disclosure
Cash paid for income taxes	$178	$389
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$1,430	$3,040
Capitalized stock-based compensation	$3,409	$3,682
Repurchase of common stock included in accrued liabilities	$—	$1,000
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
For debt securities with an amortized cost basis in excess of estimated fair value, we determine what amount of that deficit, if any, is caused by expected credit losses. The portion of the deficit attributable to expected credit losses is recognized in other income (expense), net on our condensed consolidated statements of operations and comprehensive loss. During the three and six months ended January 28, 2023, we did not record any expected credit losses on our available-for-sale debt securities.

We have elected to present accrued interest receivable separately from short-term and long-term investments on our condensed consolidated balance sheets. Accrued interest receivable was $0.4 million and $0.3 million as of January 28, 2023, and July 30, 2022, respectively, and was recorded in prepaid expenses and other current assets in the condensed consolidated balance sheets. We have also elected to exclude accrued interest receivable from the estimation of expected credit losses on our available-for-sale securities and reverse accrued interest receivable through interest income when amounts are determined to be uncollectible. We did not write off any accrued interest receivable during the three and six months ended January 28, 2023, and January 29, 2022, respectively.
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
Foreign Currency
The functional currency of our international subsidiary is the British pound sterling. For that subsidiary, we translate assets and liabilities to U.S. dollars using period-end exchange rates, and average monthly exchange rates for revenues, costs, and expenses. We record translation gains and losses in AOCI as a component of stockholders’ equity. Net foreign exchange transaction gains and losses resulting from the conversion of the transaction currency to functional currency are recorded in other income (expense), net in the condensed consolidated statements of operations and comprehensive loss.
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
In the second quarter of 2023, we recorded an impairment charge related to a portion of our corporate office space. Refer to “Note 11 - Restructuring” for further details on the impairment charge.
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
We deduct discounts, sales tax, and estimated refunds to arrive at net revenue. Sales tax collected from clients is not considered revenue and is included in accrued liabilities until remitted to the taxing authorities. All shipping costs are accounted for in cost of goods sold and all handling costs are accounted for as fulfillment costs within selling, general, and administrative expense (“SG&A”), and are therefore not evaluated as a separate performance obligation. Discounts are recorded as a reduction to revenue when the order is accepted. We record a refund reserve based on our historical refund patterns. Our refund reserve, which is included in accrued liabilities in the condensed consolidated balance sheets, was $8.4 million and $10.3 million as of January 28, 2023, and July 30, 2022, respectively.
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

The following table summarizes the balances of contractual liabilities included in deferred revenue, gift card liability, and other current liabilities as of the dates indicated:

(in thousands)	January 28, 2023	July 30, 2022
Deferred revenue
Upfront styling fees	$7,690	$8,422
Style Pass annual fees	4,359	4,337
Freestyle orders	1,379	1,682
Total deferred revenue	$13,428	$14,441
Gift card liability	$12,489	$10,551
Other current liabilities
Referral credits	$925	$684
The following table summarizes revenue recognized during the six months ended January 28, 2023, that was previously included in deferred revenue, gift card liability, and other current liabilities at July 30, 2022:

(in thousands)	Revenue Recognized From Amounts Previously Included in Deferred Balances at July 30, 2022
Upfront styling fees	$8,321
Style Pass annual fees	2,874
Freestyle orders	1,160
Gift card liability	1,865
Referral credits	545
Concentration of Credit Risks
We are subject to concentrations of credit risk principally from cash and cash equivalents and investment securities. The majority of our cash is held by two financial institutions within the United States. Our cash balances held by these institutions exceed federally insured limits. The associated risk of concentration for cash is mitigated by banking with credit-worthy institutions. The associated risk of concentration for cash equivalents and investments is mitigated by maintaining a diversified portfolio of highly rated instruments.
No client accounted for greater than 10% of total revenue, net for the three and six months ended January 28, 2023, and January 29, 2022, respectively.
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
Our financial instruments consist of cash and cash equivalents, short-term and long-term investments, accounts payable, and accrued liabilities. At January 28, 2023, and July 30, 2022, the carrying values of cash and cash equivalents, accounts payable, and accrued liabilities approximated fair value due to their short-term maturities.
The following table sets forth our cash equivalents, and short-term and long-term investments accounted for as available-for-sale securities that were measured at fair value on a recurring basis based on the fair value hierarchy as of January 28, 2023, and July 30, 2022:

	January 28, 2023				July 30, 2022
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$11,658	$—	$—	$11,658	$16,267	$—	$—	$16,267
Investments:
U.S. Treasury securities	42,748	—	—	42,748	42,260	—	—	42,260
Commercial paper	—	—	—	—	—	2,985	—	2,985
Corporate bonds	—	42,160	—	42,160	—	54,517	—	54,517
Total	$54,406	$42,160	$—	$96,566	$58,527	$57,502	$—	$116,029
There were no transfers of financial assets or liabilities into or out of Level 1, Level 2, or Level 3 for the three and six months ended January 28, 2023, and January 29, 2022.
The following table sets forth the amortized cost, gross unrealized gains, gross unrealized losses and fair values of our short-term and long-term investments accounted for as available-for-sale securities as of January 28, 2023, and July 30, 2022:

	January 28, 2023				July 30, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial Assets:
Investments:
U.S. Treasury securities	$43,311	$—	$(563)	$42,748	$43,163	$—	$(903)	$42,260
Commercial paper	—	—	—	—	2,985	—	—	2,985
Corporate bonds	42,754	—	(594)	42,160	55,526	—	(1,009)	54,517
Total	$86,065	$—	$(1,157)	$84,908	$101,674	$—	$(1,912)	$99,762
The following table shows fair value and gross unrealized losses, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position as of January 28, 2023:

	Less Than 12 Months		More Than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Financial Assets:
Investments:
U.S. Treasury securities	$42,748	$(563)	$—	$—	$42,748	$(563)
Corporate bonds	16,592	(247)	25,568	(347)	42,160	(594)
Total	$59,340	$(810)	$25,568	$(347)	$84,908	$(1,157)
Gross unrealized losses on our available-for-sale securities have decreased since July 30, 2022, due to maturities of our investments in the six months ended January 28, 2023, and approaching maturities of securities in our portfolio. We evaluate securities for expected credit losses on a quarterly basis with consideration given to the financial condition and near-term prospects of the issuer; whether we intend to sell the securities, and whether it is more likely than not that we will be required to sell the securities before recovery of their amortized cost basis.
As of January 28, 2023, the losses on our available-for-sale securities were considered to be a direct effect of the increase in interest rates and not the creditworthiness of the issuers. We have the current intent and ability to retain these securities until maturity or recovery of the amortized cost basis. Therefore, we did not recognize any expected credit losses as of January 28, 2023.

The following table sets forth the fair value of available-for-sale securities by contractual maturity as of January 28, 2023 and July 30, 2022:

	January 28, 2023				July 30, 2022
(in thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Financial Assets:
Investments:
U.S. Treasury securities	$42,487	$261	$—	$42,748	$35,473	$6,787	$—	$42,260
Commercial paper	—	—	—	—	2,985	—	—	2,985
Corporate bonds	40,133	2,027	—	42,160	43,591	10,926	—	54,517
Total	$82,620	$2,288	$—	$84,908	$82,049	$17,713	$—	$99,762
4.    Accrued Liabilities
Accrued liabilities consisted of the following:

(in thousands)	January 28, 2023	July 30, 2022
Compensation and related benefits	$24,604	$11,319
Advertising	7,603	15,579
Sales taxes	6,029	7,136
Shipping and freight	8,962	10,304
Accrued accounts payable	4,951	5,814
Inventory purchases	23,785	24,712
Sales refund reserve	8,385	10,314
Other	7,540	9,238
Total accrued liabilities	$91,859	$94,416
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

As of January 28, 2023, we did not have any borrowings outstanding on the revolving line of credit under the Amended Credit Agreement, and we had $79.1 million in borrowing capacity as reduced by outstanding letters of credit. As of January 28, 2023, we were in compliance with all financial covenants.
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
On October 11, 2018, October 26, 2018, November 16, 2018, and December 10, 2018, four putative class action lawsuits alleging violations of the federal securities laws were filed by certain of our stockholders in the U.S. District Court for the Northern District of California, naming as defendants us and certain of our officers. The four lawsuits each make the same allegations of violations of the Securities Exchange Act of 1934, as amended, by us and our officers for allegedly making materially false and misleading statements regarding our active client growth and strategy with respect to television advertising between June 2018 and October 2018. The plaintiffs seek unspecified monetary damages and other relief. The four lawsuits have been consolidated and a lead plaintiff has been appointed. On September 18, 2019, the lead plaintiff in the consolidated class action lawsuits (the “Class Action”) filed a consolidated complaint for violation of the federal securities laws. On October 28, 2019, we and other defendants filed a motion to dismiss the consolidated complaint. The lead plaintiff filed an opposition to the motion to dismiss on December 9, 2019, and we and the other defendants filed our reply in support of our motion to dismiss on December 30, 2019. The court granted our motion to dismiss on September 30, 2020 but allowed the lead plaintiff to file an amended complaint. On November 6, 2020, the lead plaintiff filed his amended complaint. We filed a motion to dismiss the amended complaint on December 7, 2020. The lead plaintiff filed an opposition to the motion to dismiss on January 8, 2021, and we filed our reply in support of our motion to dismiss on January 22, 2021. The court granted our motion to dismiss on October 1, 2021. On October 29, 2021, the lead plaintiff filed a notice of appeal to the Ninth Circuit Court of Appeals. On October 19, 2022, the United States Court of Appeals for the Ninth Circuit affirmed the district court's dismissal of the complaint. The lead plaintiff did not file a petition to the Supreme Court by the January 17, 2023 deadline.
On December 12, 2018, a derivative action was filed against our directors in the same court, alleging the same violations of securities laws as alleged in the Class Action and breach of fiduciary duties. On December 12, 2019, a second derivative action was filed against our directors in the same court, alleging the same violations of securities laws and breach of fiduciary duties as the other derivative action. The two derivative actions have been related to each other and to the Class Action, and all the related cases are now proceeding before a single judge in the U.S. District Court for the Northern District of California. The derivative actions were stayed pending resolution of the plaintiffs’ appeals of the dismissal of the Class Action pursuant to the parties’ stipulation. On February 15, 2023, the court entered orders dismissing both derivative actions without prejudice.
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

7.    Accumulated Other Comprehensive Loss
The following tables present the changes in AOCI by component and, if applicable, the reclassifications out of AOCI for the periods presented:

	For the Three Months Ended January 28, 2023			For the Three Months Ended January 29, 2022
(in thousands)	Available-for-sale Securities	Foreign Currency Translation	Total	Available-for-sale Securities	Foreign Currency Translation	Total
Beginning balance	$(2,526)	$(2,799)	$(5,325)	$(605)	$3,098	$2,493
Other comprehensive income (loss) before reclassifications(1)	941	2,501	3,442	(654)	(848)	(1,502)
Net change in AOCI	941	2,501	3,442	(654)	(848)	(1,502)
Ending balance	$(1,585)	$(298)	$(1,883)	$(1,259)	$2,250	$991

	For the Six Months Ended January 28, 2023			For the Six Months Ended January 29, 2022
(in thousands)	Available-for-sale Securities	Foreign Currency Translation	Total	Available-for-sale Securities	Foreign Currency Translation	Total
Beginning balance	$(2,340)	$(1,187)	$(3,527)	$(290)	$3,701	$3,411
Other comprehensive income (loss) before reclassifications(1)	773	889	$1,662	(969)	(1,451)	$(2,420)
Amounts reclassified from AOCI	(18)	—	(18)	—	—	—
Net change in AOCI	755	889	1,644	(969)	(1,451)	(2,420)
Ending balance	$(1,585)	$(298)	$(1,883)	$(1,259)	$2,250	$991

 (1) There was no associated income tax effect for gains/losses on available-for-sale securities for the three and six months ended January 28, 2023 or January 29, 2022, as we have recorded a valuation allowance against these deferred tax balances.
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
2017 Incentive Plan
In November 2017, our Board of Directors and stockholders adopted our 2017 Incentive Plan (the “2017 Plan”). The remaining shares available for issuance under our 2011 Plan became reserved for issuance under the 2017 Plan. Our 2017 Plan provides for the grant of Class A incentive stock options to employees, including employees of our subsidiary, and for the grant of nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards (“RSU”), performance stock awards, performance cash awards, and other forms of stock awards to employees, directors, and consultants, including employees and consultants of our subsidiaries. Employee stock option awards generally begin to vest six months after the grant date with the remaining shares subject to the option vesting ratably over the next 30 months. Options generally expire after 10 years. RSU awards made to employees generally vest ratably on a quarterly basis subject to the employee’s continued service with the Company. The number of shares authorized for issuance under the 2017 Plan was 38,257,771 shares of Class A common stock as of January 28, 2023.

2019 Inducement Plan
In October 2019, our Board of Directors adopted our 2019 Inducement Plan (the “2019 Plan”). Our 2019 Plan provides for the grant of Class A nonqualified stock options and RSU awards to individuals who satisfy the standards for inducement grants under the relevant Nasdaq Stock Market rules. The number of shares authorized for issuance under the 2019 Plan was 10,750,000 shares of Class A common stock as of January 28, 2023.
Stock Options
Stock option activity under the 2011 Plan, 2017 Plan, and 2019 Plan is as follows:

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in thousands)
Balance – July 30, 2022	4,703,564	$21.07	7.58	$638
Granted	1,486,774	3.79
Exercised	(117,607)	1.31
Cancelled	(871,361)	26.93
Balance – January 28, 2023	5,201,370	$15.59	7.84	$1,738
The aggregate intrinsic value is the difference between the current fair value of the underlying common stock and the exercise price for in-the-money stock options.
Restricted Stock Units
The following table summarizes the RSU award activity under the 2017 Plan and 2019 Plan:

	Unvested RSUs
	Class A Common Stock	Weighted- Average Grant Date Fair Value
Unvested at July 30, 2022	19,217,622	$16.09
Granted	3,038,609	4.00
Vested	(3,099,038)	14.25
Forfeited	(5,411,847)	15.36
Unvested at January 28, 2023	13,745,346	$14.12
Performance-based Stock Awards
The Company incurs stock-based compensation expense under compensation arrangements with certain of its employees under which the Company will settle bonuses for a fixed dollar amount by issuing a variable number of restricted stock units. The number of restricted stock units issued will be based on the Company’s trailing seven-day average share price following the Company’s public release of fiscal 2023 financial results. The awards have both service and performance conditions.
These awards are classified as liability-based awards in accrued expenses in the accompanying condensed consolidated balance sheets, which are measured based on the fair value of the award at the end of each reporting period until settled. The Company records stock-based compensation related to accrued compensation in which it intends to settle in shares of the Company’s common stock. However, it is the Company’s discretion whether this compensation will ultimately be paid in stock or cash, as it has the right to dictate the form of these payments up until the date they are paid.
Stock-based compensation expense is recorded over the fiscal year in which performance is assessed. Forfeitures are recorded in the period in which they occur.
Stock-Based Compensation Expense
Stock-based compensation expense for employees was $25.9 million and $57.6 million for the three and six months ended January 28, 2023 and $32.4 million and $64.7 million for the three and six months ended January 29, 2022. As a result of the January 2023 Reduction in Force, described in Note 11, stock-based compensation expense decreased by $4.4 million for the three months ended January 28, 2023 due to forfeitures of previously granted awards above our estimate. Stock-based compensation expense is included in selling, general, and administrative expenses in our condensed consolidated statements of operations and comprehensive loss.

As of January 28, 2023, the total unrecognized compensation expense related to unvested options and RSUs, net of estimated forfeitures, was $175.3 million, which we expect to recognize over an estimated weighted average period of 2.2 years. The weighted-average grant date fair value of options granted during the six months ended January 28, 2023, was $2.42 per share. The weighted-average grant date fair value of options granted during the six months ended January 29, 2022, was $9.11 per share.
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

	For the Three Months Ended		For the Six Months Ended
	January 28, 2023	January 29, 2022	January 28, 2023	January 29, 2022
Expected term (in years)	3.2 - 5.5	3.2 - 5.5	3.2 - 5.5	3.2 - 5.5
Volatility	87.3%	62.1%	87.3%	62.1%
Risk free interest rate	4.2% - 4.4%	0.8% - 1.3%	4.2% -4.4%	0.8% - 1.3%
Dividend yield	—%	—%	—%	—%
9.    Income Taxes
The following table summarizes our effective tax rate from income for the periods presented:

	For the Three Months Ended		For the Six Months Ended
(in thousands)	January 28, 2023	January 29, 2022	January 28, 2023	January 29, 2022
Loss before income taxes	$(65,352)	$(30,572)	$(120,993)	$(32,197)
Provision for income taxes	219	340	496	542
Effective tax rate	(0.3)%	(1.1)%	(0.4)%	(1.7)%
We are primarily subject to income taxes in the United States and the United Kingdom. Our effective tax rate for the three and six months ended January 28, 2023, differs from the federal statutory income tax rate primarily due to the full valuation allowance recorded on our net federal and state deferred tax assets. The tax provision for the three and six months ended January 28, 2023, is primarily comprised of state taxes and income taxes in foreign jurisdictions.
Our effective tax rate for the three and six months ended January 29, 2022, differed from the federal statutory income tax rate primarily due to the full valuation allowance recorded on our net federal and state deferred tax assets. The tax provision for the three and six months ended January 29, 2022, is comprised of state taxes and income taxes in foreign jurisdictions.
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
A reconciliation of the numerator and denominator used in the calculation of basic and diluted loss per share attributable to Class A and Class B common stockholders is as follows:

	For the Three Months Ended		For the Six Months Ended
(in thousands, except share and per share amounts)	January 28, 2023	January 29, 2022	January 28, 2023	January 29, 2022
Numerator:
Net loss attributable to Class A and Class B common stockholders	$(65,571)	$(30,912)	$(121,489)	$(32,739)
Denominator:
Weighted-average shares of common stock - basic	113,928,081	109,178,086	113,143,991	108,776,998
Weighted-average shares of common stock - diluted	113,928,081	109,178,086	113,143,991	108,776,998
Loss per share attributable to Class A and Class B common stockholders:
Basic	$(0.58)	$(0.28)	$(1.07)	$(0.30)
Diluted	$(0.58)	$(0.28)	$(1.07)	$(0.30)

As the Company has reported net loss for each of the periods presented, all potentially dilutive securities were considered antidilutive. The following common stock equivalents were excluded from the computation of diluted loss per share for the periods presented because including them would have been antidilutive:

	For the Three Months Ended		For the Six Months Ended
	January 28, 2023	January 29, 2022	January 28, 2023	January 29, 2022
Restricted stock units that settle into Class A common stock	13,745,346	10,341,380	13,745,346	10,341,380
Stock options to purchase Class A common stock	4,296,003	2,715,632	4,296,003	2,715,632
Stock options to purchase Class B common stock	905,367	1,184,895	905,367	1,184,895
Total	18,946,716	14,241,907	18,946,716	14,241,907

11.    Restructuring
We announced a restructuring plan on June 9, 2022, to reduce our future fixed and variable operating costs and allow us to centralize key capabilities, strengthen decision-making to drive efficiencies, and ensure we are allocating resources to our most critical priorities. This restructuring plan reduced our workforce by approximately 15% of salaried positions and represented approximately 4% of our roles in total. In the first quarter of fiscal 2023, we recorded $0.9 million of additional restructuring charges consisting of severance and employee-related benefits. These charges were recorded in selling, general, and administrative expenses on the condensed consolidated statements of operations and comprehensive loss.
In furtherance of and as an expansion of this restructuring plan, on January 5, 2023, the Company implemented a plan of termination (“January 2023 Reduction in Force”) that included the elimination of approximately 6% of the Company’s then-current employee workforce, including approximately 20% of employees in salaried positions. In connection with the Company’s January 2023 Reduction in Force, the Company’s Chief Executive Officer agreed that she would step down from her employment with the Company and from the Board of Directors, effective January 5, 2023. This plan also included the closure of our Salt Lake City fulfillment center. In the second quarter of fiscal 2023, we recorded $34.6 million of restructuring charges associated with this plan, $15.6 million of which will be paid in cash and relates to severance and employee-related benefits. We expect substantially all of these cash payments to be completed by the end of the quarter ending April 29, 2023.
In connection with this plan, we also recorded $16.9 million of impairment related to a portion of our corporate office space due to a change in the use of this space, and further deterioration in the San Francisco sublease market. This charge was allocated between operating lease right-of-use assets and property and equipment, net on the condensed consolidated balance sheets to record the corresponding assets at their estimated fair market value, with the expense being recorded within selling, general, and administrative expenses on the condensed consolidated statements of operations and comprehensive loss. The estimated fair value of the right-of-use asset and the property and equipment, net was determined using level 3 inputs and based on an income approach using discounted future cash flows.
Due to the closure of our Salt Lake City fulfillment center, we recorded $1.8 million of accelerated depreciation expense on assets that will not be transferred to other fulfillment centers in our network and which we do not have immediate plans to use.
The January 2023 Reduction in Force reduced stock-based compensation expense by $4.4 million for the three months ended January 28, 2023. This impact is not included in restructuring charges.
The components of the restructuring charges are as follows:

	For the Three Months Ended	For the Six Months Ended
(in thousands)	January 28, 2023	January 28, 2023
Severance and employee-related benefits	$15,571	$16,498
Asset impairments	16,874	16,874
Accelerated depreciation	1,755	1,755
Other	367	367
Total restructuring(1)	$34,567	$35,494

(1) Recognized in selling, general, and administrative expenses.

The following table provides the components of and changes in the Company’s restructuring and related charges, included in accounts payable and accrued liabilities on the condensed consolidated balance sheets:

(in thousands)	Severance and Employee Related Benefits and Other
Balance at July 30, 2022	$290
Charges incurred	16,633
Cash payments	(2,434)
Balance at January 28, 2023	$14,489

12.    Subsequent Events
On March 1, 2023, Dan Jedda, Chief Financial Officer of the Company, gave notice of his resignation, effective April 3, 2023.
On March 3, 2023, the Board of Directors of the Company appointed David Aufderhaar, SVP, Finance, as the Company’s Chief Financial Officer, effective April 3, 2023. Mr. Aufderhaar joined the Company in May of 2019. Previously, Mr. Aufderhaar was the VP, Corporate Finance and Financial Planning & Analysis at Twitter.
There are no related person transactions between the Company and Mr. Aufderhaar.

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
For the three months ended January 28, 2023, we reported $412.1 million in net revenue, representing a year-over-year decline of 20.2% compared to the three months ended January 29, 2022. As of January 28, 2023, and January 29, 2022, we had 3,574,000 and 4,019,000 active clients, respectively, representing a year-over-year decline of 11.1%.
During fiscal 2022, we experienced a decline in net revenue year-over-year primarily due to our challenges in acquiring new clients. This trend has continued in the first half of fiscal 2023, and we expect these challenges in acquiring active clients to have a negative compounding effect on net revenue for the remainder of fiscal 2023. We are continuing to navigate the uncertainties presented by the current macroeconomic environment and remain focused on retaining current clients, improving the conversion of new clients, and enhancing our overall client experience for new and existing clients.
Net loss for the three and six months ended January 28, 2023, was $65.6 million and $121.5 million, compared to a net loss of $30.9 million and $32.7 million for the three and six months ended January 29, 2022.
We announced a restructuring plan on June 9, 2022, to reduce our future fixed and variable operating costs and allow us to centralize key capabilities, strengthen decision-making to drive efficiencies, and ensure we are allocating resources to our most critical priorities. This restructuring plan reduced our workforce by approximately 15% of salaried positions and represented approximately 4% of our roles in total. In connection with the restructuring plan, we incurred $0.9 million in restructuring costs in the first quarter of fiscal 2023. We also incurred other one-time cash charges related to retention bonuses for continuing employees of $5.2 million in the first quarter of fiscal 2023. In furtherance of and as an expansion of this restructuring plan, on January 5, 2023, the Company implemented a plan of termination that included the elimination of approximately 6% of the

Company’s then-current employee workforce, including approximately 20% of employees in salaried positions. In connection with the Company’s January 2023 Reduction in Force, the Company’s Chief Executive Officer agreed that she would step down from her employment with the Company and from the Board of Directors, effective January 5, 2023. This plan also included the closure of our Salt Lake City fulfillment center. We incurred restructuring costs of $15.6 million in severance and employee-related benefits, $16.9 million of impairment related to a portion of our corporate office space, $1.8 million of accelerated depreciation expense on assets, and $0.1 million of other one-time costs with this plan in the second quarter of fiscal 2023.
We are continuing to evaluate other fixed and variable operating costs, including further rationalizing our real estate footprint and continuing to optimize and be disciplined in our marketing strategy to better position ourselves for profitability. However, our future results of operations will depend on our ability to successfully navigate current business challenges and the overall macroeconomic environment.
For more information on the components of net loss for the three and six months ended January 28, 2023, refer to the section titled “Results of Operations” below.
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
Our non-GAAP financial measures should not be considered in isolation from, or as substitutes for, financial information prepared in accordance with GAAP. There are several limitations related to the use of our non-GAAP financial measures as compared to the closest comparable GAAP measures. Some of these limitations include:
•adjusted EBITDA excludes interest income and other income (expense), net, as these items are not components of our core business;
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

Adjusted EBITDA
We define adjusted EBITDA as net loss excluding interest income, other income (expense), net, provision for income taxes, depreciation and amortization, stock-based compensation expense, and restructuring and other one-time costs. The following table presents a reconciliation of net loss, the most comparable GAAP financial measure, to adjusted EBITDA for each of the periods presented:

	For the Three Months Ended		For the Six Months Ended
(in thousands)	January 28, 2023	January 29, 2022	January 28, 2023	January 29, 2022
Net loss	$(65,571)	$(30,912)	$(121,489)	$(32,739)
Add (deduct):
Interest income	(706)	(171)	(1,479)	(505)
Other (income) expense, net	(652)	45	632	154
Provision for income taxes	219	340	496	542
Depreciation and amortization	9,879	8,439	19,719	16,179
Stock-based compensation expense	25,867	32,390	57,581	64,713
Restructuring and other one-time costs(1)	34,742	—	40,897	—
Adjusted EBITDA	$3,778	$10,131	$(3,643)	$48,344

(1)For the three months ended January 28, 2023, restructuring charges were $34.6 million described in “Note 11 - Restructuring” in the Notes to the Condensed Consolidated Financial Statements in Item 1. Financial Statements, and other one-time costs were $0.1 million. For the six months ended January 28, 2023, restructuring charges were $35.5 million and other one-time costs were $5.4 million in retention bonuses for continuing employees.
Free Cash Flow
We define free cash flow as cash flows provided by operating activities reduced by purchases of property and equipment that are included in cash flows used in investing activities. The following table presents a reconciliation of cash flows provided by operating activities, the most comparable GAAP financial measure, to free cash flow for each of the periods presented:

	For the Six Months Ended
(in thousands)	January 28, 2023	January 29, 2022
Free cash flow reconciliation:
Cash flows provided by operating activities	$11,060	$124,932
Deduct:
Purchases of property and equipment	(11,886)	(30,900)
Free cash flow	$(826)	$94,032
Cash flows provided by (used in) investing activities	$3,210	$(27,633)
Cash flows used in financing activities	$(6,932)	$(32,003)
Operating Metrics

	January 28, 2023	October 29, 2022	July 30, 2022	April 30, 2022	January 29, 2022
Active clients (in thousands)	3,574	3,709	3,795	3,907	4,019
Active Clients
We believe that the number of active clients is a key indicator of our growth and the overall health of our business. We define an active client as a client who checked out a Fix or was shipped an item via Freestyle in the preceding 52 weeks, measured as of the last day of that period. A client checks out a Fix when she indicates what items she is keeping through our mobile application or on our website. We consider each Women’s, Men’s, or Kids account as a client, even if they share the same household. We had 3,574,000 and 4,019,000 active clients as of January 28, 2023, and January 29, 2022, respectively, representing a year-over-year decline of 11.1%. The decline in net active clients is due to the addition of fewer new clients, as well as clients becoming inactive, both of which we believe have been influenced by the macroeconomic environment.

Net Revenue per Active Client
We believe that net revenue per active client is an indicator of client engagement and satisfaction. We calculate net revenue per active client based on net revenue over the preceding four fiscal quarters divided by the number of active clients, measured as of the last day of the period. Net revenue per active client was $516 and $549 as of January 28, 2023, and January 29, 2022, respectively, or a decline of 6.0% year over year, as we have observed clients spending less in recent periods, and we expect this to continue given the economic backdrop and the deep discounting we are seeing in the retail industry.
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
Consistent with the trends in the second half of fiscal 2022, supply chain constraints and delays have continued to ease during the three months ended January 28, 2023, and the timing and amount of inventory receipts were not impacted by supply chain delays. As such, we are no longer ordering product in advance of our typical timelines.
Client Acquisition and Engagement
To grow our business, we must continue to acquire clients and successfully engage them. Our marketing strategy aims to preserve liquidity and achieve profitability, while simultaneously attracting long-term customers to fuel a return to growth. We utilize both digital and offline channels to attract new visitors to our website or mobile app and subsequently convert them into clients. Our marketing costs are largely composed of advertising, client referrals, and public relations expenses. At any given time, our advertising efforts may include, social media marketing, keyword search campaigns, affiliate programs, partnerships, campaigns with celebrities and influencers, display advertising, television, radio, video, content, direct mail, email, mobile “push” communications, SMS, and search engine optimization. Our marketing expenses have varied from period to period and we expect this trend to continue. We are evolving our marketing strategy and intend to reduce marketing spend for the remainder of fiscal 2023.
The largest component of our marketing spend is advertising, which was $21.0 million and $65.6 million, respectively, for the three and six months ended January 28, 2023, compared to $38.8 million and $93.7 million, respectively, for the three and six months ended January 29, 2022. Beginning in the second fiscal quarter of 2023, we began including costs for influencer campaigns in our advertising expense, and advertising expense for the three and six months ended January 29, 2022, reflects the inclusion of these costs.
Operations and Infrastructure
We intend to leverage our data science and deep understanding of our clients’ needs to make targeted investments in technology and product, and plan to prioritize investments with near-term positive returns. For example, in the second quarter of fiscal 2023, we decided to close our Salt Lake City fulfillment center in order to optimize network capacity.
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

Historically, changes in our merchandise mix have not caused significant fluctuations in our gross margin; however, categories, brands, product types, and price points do have a range of margin profiles. For example, our Exclusive Brands have generally contributed higher margins than our third-party brands, which have generally contributed lower margins. We continue to evolve our merchandise mix to improve the client experience and attract new active clients. Shifts in merchandise mix will result in fluctuations in our gross margin from period to period.
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
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses (“SG&A”) consist primarily of compensation and benefits costs, including stock-based compensation expense, for our employees including our stylists, fulfillment center operations, data analytics, merchandising, engineering, marketing, client experience, and corporate personnel. Selling, general, and administrative expenses also include marketing and advertising costs, third-party logistics costs, facility costs for our fulfillment centers and offices, professional service fees, information technology costs, and depreciation and amortization expense. As a result of our restructuring and cost reduction actions in the fourth quarter of fiscal 2022 and January 2023, we expect SG&A in fiscal 2023 to decrease year over year. Our classification of selling, general, and administrative expenses may vary from other companies in our industry and may not be comparable.
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

Results of Operations
Comparison of the Three and Six Months Ended January 28, 2023, and January 29, 2022
The following table sets forth our results of operations for the periods indicated:

	For the Three Months Ended		%	For the Six Months Ended		%
(in thousands)	January 28, 2023	January 29, 2022	Change	January 28, 2023	January 29, 2022	Change
Revenue, net	$412,118	$516,724	(20.2)%	$867,711	$1,097,968	(21.0)%
Cost of goods sold	243,001	283,920	(14.4)%	506,833	592,247	(14.4)%
Gross profit	169,117	232,804	(27.4)%	360,878	505,721	(28.6)%
Selling, general, and administrative expenses	235,827	263,502	(10.5)%	482,718	538,269	(10.3)%
Operating loss	(66,710)	(30,698)	117.3%	(121,840)	(32,548)	274.3%
Interest income	706	171	312.9%	1,479	505	192.9%
Other income (expense), net	652	(45)	*	(632)	(154)	310.4%
Loss before income taxes	(65,352)	(30,572)	113.8%	(120,993)	(32,197)	275.8%
Provision for income taxes	219	340	(35.6)%	496	542	(8.5)%
Net loss	$(65,571)	$(30,912)	112.1%	$(121,489)	$(32,739)	271.1%

* Not meaningful
 The following table sets forth the components of our results of operations as a percentage of revenue:

	For the Three Months Ended		For the Six Months Ended
	January 28, 2023	January 29, 2022	January 28, 2023	January 29, 2022
Revenue, net	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	59.0%	54.9%	58.4%	53.9%
Gross margin	41.0%	45.1%	41.6%	46.1%
Selling, general, and administrative expenses	57.2%	51.0%	55.6%	49.0%
Operating loss	(16.2)%	(5.9)%	(14.0)%	(2.9)%
Interest income	0.2%	—%	0.2%	—%
Other income (expense), net	0.2%	—%	(0.1)%	—%
Loss before income taxes	(15.9)%	(5.9)%	(13.9)%	(2.9)%
Provision for income taxes	0.1%	0.1%	0.1%	—%
Net loss	(15.9)%	(6.0)%	(14.0)%	(2.9)%

Note: Due to rounding, percentages in this table may not sum to totals.
Revenue and Gross Margin
Revenue decreased by $104.6 million and $230.3 million, or 20.2% and 21.0%, respectively, during the three and six months ended January 28, 2023, compared to the same periods last year. The decrease in both periods was primarily due to a 11.1% decline in active clients from January 29, 2022 to January 28, 2023, which led to a decrease in sales of merchandise. Additionally, we observed clients spending less in recent periods, and we expect this to continue given the economic backdrop and the deep discounting we are seeing in the retail industry.
Gross margin for the three months ended January 28, 2023, decreased by 410 basis points compared to the same period last year, which was primarily driven by higher product and transportation costs as a percentage of revenue, partially offset by lower inventory write-downs and clearance expense for slow moving inventory as a percentage of revenue. Gross margin for the six months ended January 28, 2023, decreased by 450 basis points, compared to the same period last year, which was primarily driven by higher product and transportation costs as a percentage of revenue.

Selling, General, and Administrative Expenses
SG&A decreased by $27.7 million and $55.6 million for the three and six months ended January 28, 2023, respectively, compared with the same periods last year. As a percentage of revenue, SG&A increased to 57.2% for the three months ended January 28, 2023, compared with 51.0% for the three months ended January 29, 2022, and increased to 55.6% for the six months ended January 28, 2023, compared with 49.0% for the six months ended January 29, 2022.
The decrease in SG&A expense in the three and six months ended January 28, 2023, compared to the three and six months ended January 29, 2022, was primarily related to lower compensation and benefits expense largely driven by our June 2022 restructuring plan, including lower stock-based compensation, and our decision to reduce advertising spend this fiscal year. The decrease was partially offset by restructuring and other one-time costs of $34.7 million recorded in the second quarter of fiscal 2023. The restructuring charges consist of $15.6 million in severance and employee-related benefits, $16.9 million of impairment related to a portion of our corporate office space, $1.8 million of accelerated depreciation expense on assets, and $0.4 million of other restructuring costs. Other one-time costs were $0.1 million in the second quarter of fiscal 2023.
The increase in SG&A margin for the three and six months ended January 28, 2023, compared with the same period last year, was primarily related to higher compensation and benefits expense as a percentage of revenue, including higher stock-based compensation as a percentage of revenue. The increase was also related to restructuring and other one-time recorded in the second quarter of fiscal 2023.
Provision for Income Taxes
The following table summarizes our effective tax rate from income for the periods presented:

	For the Three Months Ended		For the Six Months Ended
(in thousands)	January 28, 2023	January 29, 2022	January 28, 2023	January 29, 2022
Loss before income taxes	$(65,352)	$(30,572)	$(120,993)	$(32,197)
Provision for income taxes	219	340	496	542
Effective tax rate	(0.3)%	(1.1)%	(0.4)%	(1.7)%
We are primarily subject to income taxes in the United States and the United Kingdom. Our effective tax rate for the three and six months ended January 28, 2023, differs from the federal statutory income tax rate primarily due to the full valuation allowance recorded on our net federal and state deferred tax assets. The tax provision for the three and six months ended January 28, 2023, is primarily comprised of state taxes and income taxes in foreign jurisdictions.
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
As of January 28, 2023, we had $139.0 million of cash and cash equivalents and $84.9 million of investments. Our investment balance includes $82.6 million of short-term investments with contractual maturities of 12 months or less as of January 28, 2023.
We are party to a $100.0 million amended and restated credit agreement, entered into June 2, 2021 and amended on July 29, 2022 (the “Amended Credit Agreement”) with Silicon Valley Bank and other lenders. The Amended Credit Agreement includes a letter of credit sub-facility of $30.0 million and a swingline sub-facility of up to $40.0 million. As of January 28, 2023, we did not have any borrowings outstanding on the revolving line of credit under the Amended Credit Agreement and we had $79.1 million in borrowing capacity as reduced by outstanding letters of credit.

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
For information on the terms of the Amended Credit Agreement, please see “Credit Agreement” in Note 5 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q at Item 1. Financial Statements.
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
Share Repurchases
In January 2022, our Board of Directors authorized a share repurchase program to repurchase up to $150.0 million of our outstanding Class A common stock, with no expiration date (the “2022 Repurchase Program”). We may repurchase shares from time to time through open market repurchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. The actual timing, number and value of shares repurchased in the future will be determined by the Company in its discretion and will depend on a number of factors, including price, trading volume, market conditions, and other general business conditions. Repurchases will be funded from the Company’s existing cash and cash equivalents or future cash flow. The repurchase program may be modified, suspended, or terminated at any time. During the three months ended January 28, 2023, the Company made no repurchases of Class A common stock. As of January 28, 2023, the Company has repurchased 2,302,141 shares of Class A common stock for $30.0 million under the 2022 Repurchase Program. We had $120.0 million remaining in share repurchase capacity as of January 28, 2023.
Cash Flows
The following table summarizes our cash flows for the periods indicated below:

	For the Six Months Ended
(in thousands)	January 28, 2023	January 29, 2022
Net cash provided by operating activities	$11,060	$124,932
Net cash provided by (used in) investing activities	3,210	(27,633)
Net cash used in financing activities	(6,932)	(32,003)
Effect of exchange rate changes on cash and cash equivalents	706	(1,203)
Net increase in cash and cash equivalents	$8,044	$64,093
Cash provided by operating activities
During the six months ended January 28, 2023, cash provided by operating activities was $11.1 million, which consisted of a net loss of $121.5 million, adjusted by non-cash charges of $91.3 million and a change of $41.3 million in our net operating assets and liabilities. The non-cash charges were primarily driven by $57.6 million of stock-based compensation expense, $22.1 million of depreciation, amortization, and accretion, and $16.9 million in asset impairment charges. The change in our net operating assets and liabilities was primarily due to a change of $44.9 million in our inventory balance due to a decline in inventory receipts and a cash inflow of $26.6 million from income tax refunds, partially offset by a decrease of $42.5 million in accounts payable and accrued liabilities due to timing of payments.

During the six months ended January 29, 2022, cash provided by operating activities was $124.9 million, which consisted of a net loss of $32.7 million, offset by non-cash charges of $82.5 million and by a change of $75.2 million in our net operating assets and liabilities. The non-cash charges were primarily driven by $64.7 million of stock-based compensation expense and $17.4 million of depreciation, amortization, and accretion. The change in our net operating assets and liabilities was primarily due to an increase of $47.0 million in accounts payable and accrued liabilities related to increased business activity and timing of payments, and a change of $28.1 million in our inventory balance primarily due to a decline in inventory receipts from global supply chain delays.
Cash used in investing activities
During the six months ended January 28, 2023, cash provided by investing activities was $3.2 million. This was primarily due the sales and maturities of available-for-sale securities of $15.4 million, partially offset by purchases of property and equipment of $11.9 million.
During the six months ended January 29, 2022, cash used in investing activities was $27.6 million. This was primarily due to maturities and sales of available-for-sale securities of $76.1 million and $4.7 million, respectively, substantially offset by our investment of $77.5 million in available-for-sale securities and purchases of property and equipment of $30.9 million.
Cash used in financing activities
During the six months ended January 28, 2023, cash used in financing activities was $6.9 million. This was primarily due to payments for tax withholding related to vesting of restricted stock units.
During the six months ended January 29, 2022, cash used in financing activities was $32.0 million. This was primarily due to payments for tax withholding related to vesting of restricted stock units and purchases of Class A common stock pursuant to the 2022 Repurchase Program, partially offset by proceeds from the exercise of stock options.
Contractual Obligations and Other Commitments
There have been no other material changes to our contractual obligations and other commitments as disclosed in our 2022 Annual Report on Form 10-K.
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
There have been no significant changes to our critical accounting policies and estimates as disclosed in our 2022 Annual Report on Form 10-K.
ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
We have operations both within the United States and in the UK, and we are exposed to market risks in the ordinary course of business. These risks primarily include interest rate risk, foreign currency risk and inflation risk.
Interest Rate Risk
We are primarily exposed to market risks through interest rate risk on our investments. As of January 28, 2023, we had $84.9 million in highly rated investments accounted for as available-for-sale securities, which are presented on our condensed consolidated balance sheets at their fair market value compared to $99.8 million as of July 30, 2022. These interest-earning instruments carry a degree of interest rate risk; however, a hypothetical 10% change in interest rates during the three and six months ended January 28, 2023, would not have had a material impact on our condensed consolidated financial statements.

Foreign Currency Risk
As of January 28, 2023, our revenue was earned in U.S. dollars and British pound sterling. Our expansion into the United Kingdom (“UK”) exposes us to fluctuations in foreign currency exchange rates on our operating expenses. Fluctuations in foreign currency exchange rates may also result in transaction gains or losses on transactions in currencies other than the U.S. dollar or British pound sterling. For the three and six months ended January 28, 2023, a hypothetical 10% increase or decrease in current exchange rates would not have had a material impact on our condensed consolidated financial results.
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
Based on the evaluation of our disclosure controls and procedures as of January 28, 2023, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 28, 2023.
Changes in Internal Control over Financial Reporting
There were no changes during the quarter ended January 28, 2023 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our success depends on our ability to attract new clients in a cost-effective manner. To expand our client base, we must appeal to and acquire clients who have historically used other means to purchase apparel, shoes, and accessories, such as traditional brick-and-mortar apparel retailers or the websites of our competitors. We also face competition for clients from other retailers who offer or plan to offer similar services as ours. We currently utilize both digital and offline channels to attract new visitors to our website or mobile app and subsequently convert them into clients. At any given time, our advertising efforts may include, social media marketing, keyword search campaigns, affiliate programs, partnerships, campaigns with celebrities and influencers, display advertising, television, radio, video, content, direct mail, email, mobile “push” communications, SMS, and search engine optimization. Our marketing expenses have varied from period to period, and we expect this trend to continue as we evolve our marketing strategies and employ a disciplined approach to marketing spend. If we increase our marketing spend, we cannot be certain that these increases will yield more clients, achieve meaningful payback on our investments, or be cost effective. We may also adjust our marketing strategy or decrease spend within a period if we are not achieving the intended results or if we believe the return-on-investment is not favorable, which may result in faster or slower rates of active client growth in any given period. For instance, in the fourth quarter of fiscal year 2021, we did not spend as much on marketing as anticipated as we waited to launch Freestyle to new-to-Stitch Fix customers. In the first and second fiscal quarters of fiscal year 2022, we spent less on marketing because we were experiencing weaker-than-expected conversion of new clients and decided to pull back to focus on evolving the Freestyle offering and refining the client onboarding experience. This negatively impacted our ability to acquire new clients, and in turn, our net revenue in subsequent quarters of fiscal year 2022. We also experienced weaker-than-expected conversion of new clients in the second and third quarters of fiscal 2022 driven by onboarding challenges and lower site traffic, due in part to the ongoing effects of Apple’s iOS privacy changes that require apps to get a user’s opt-in permission before tracking or sharing the user’s data across apps or websites owned by companies other than the app’s owner.
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
Promoting awareness of our service is important to our ability to grow our business, drive client engagement, and attract new clients. At any given time, our marketing and advertising efforts may include, client referrals, social media marketing, keyword search campaigns, affiliate programs, partnerships, campaigns with celebrities and influencers, display advertising, television, radio, video, content, direct mail, email, mobile “push” communications, SMS, and search engine optimization. External factors beyond our control, including general economic conditions and decreased discretionary consumer spending, have impacted and may in the future impact the success of our marketing initiatives or how much we decide to spend on marketing in a given period. We also adjust our marketing activity from period to period or within a period as we launch new initiatives or offerings, such as Freestyle, run tests, or make decisions on marketing investments in response to anticipated rates of return, such as when we identify favorable cost per acquisition trends. For example, in the fourth quarter of fiscal year 2021, we did not spend as much on marketing as anticipated as we waited to launch Freestyle to new-to-Stitch Fix customers. In the first and second fiscal quarters of fiscal year 2022, we spent less on marketing because we were experiencing weaker-than-expected conversion of new clients and decided to pull back to focus on evolving the Freestyle offering and refining the client onboarding experience. This led to fewer clients being acquired, which negatively impacted our net revenue for the remainder of fiscal year 2022. We have seen increased costs in certain digital marketing channels and our marketing initiatives may become increasingly expensive; generating a meaningful return on those initiatives may be difficult. Even if we successfully increase revenue as a result of our paid marketing efforts, it may not offset the additional marketing expenses we incur.
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
To ensure timely delivery of merchandise, we generally enter into purchase contracts well in advance of a particular season and often before apparel trends are confirmed by client purchases. As a result, we are vulnerable to demand and pricing shifts and to suboptimal selection and timing of merchandise purchases. We rely on our merchandising team to order styles and products that our clients will purchase and we rely on our data science to inform the depth and breadth of inventory we purchase, including when to reorder items that are selling well and when to write off items that are not selling well. We have not always predicted our clients’ preferences with accuracy, which has negatively impacted revenue or resulted in significant write-offs when we have sub-optimal inventory assortment. In the fourth quarter of 2022, we experienced weaker consumer demand, which caused us to have higher inventory levels and increased inventory reserves that affected our financial results. Also, in response to the initial consumer reaction to COVID-19, we cancelled many inventory orders to be prepared for what we expected would be lower client demand. Consequently, when client demand increased, our inventory was not as optimized to meet the demand as we would have liked. Surges in cases of COVID-19 also impacted some of our vendors, who had delays in producing our orders. If we do not predict client demand accurately or if we do not reorder or write off the right products in a timely manner, we will not effectively manage our inventory and may experience significant inventory write-offs or insufficient inventory to meet demand, which would adversely affect our operating results.
Our inventory levels also may be affected by product launch delays, consumer demand fluctuations due to macroeconomic factors, uncertainty or otherwise, disruptions in our systems due to upgrades, launches or otherwise, freight delays, vendor relationships, capacity constraints, and our inability to predict demand with respect to new categories or products. For example, freight delays caused by lockdowns due to COVID-19, port closures, port congestion, and shipping container and ship shortages affected us and caused us to experience delays in receiving inventory. Freight delays caused by these issues or new issues, including labor disruptions or shortages, may affect us in future quarters. Additionally, many of our inventory vendors utilize third-parties to provide financing that enables them produce and ship our items. While we do not manage the relationships with our vendors and their financial intermediaries, the tightening of credit markets, as well as our recent operating results, have put pressure on some of our vendors’ ability to secure that financing. This may impact our ability to receive inventory and manage our assortment. Also, in the past we have experienced challenges managing our inventory within the fulfillment centers given storage capacity constraints and challenges hiring fulfillment center employees. Any future such challenges could affect, the amount and types of inventory we have available to offer to clients, and therefore our operating results.
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
The COVID-19 pandemic and related measures resulted in significant disruption that negatively impacted and may in the future negatively impact our business. We experienced reduced capacity in the third quarter of fiscal year 2020 as we temporarily closed three of our fulfillment centers as we responded to the pandemic. We allowed employees to opt-in to work, provided them with four weeks of flexible paid time off, and implemented additional safety protocols. These efforts resulted in significantly less capacity in our fulfillment centers during the third quarter of fiscal year 2020, which resulted in delayed Fix shipments, a significant Fix backlog, delayed inventory and return processing, extended wait times for clients, and inventory management challenges. We also experienced intermittent and temporary closures in fiscal year 2021 and increases of COVID-19 cases in our fulfillment centers in connection with the increases of cases caused by both the Delta and Omicron variants. These increases in cases negatively affected operations at our fulfillment centers and any future surges in cases may negatively affect our operations in the future. Additionally, in fiscal year 2021, we experienced difficulty hiring employees in our fulfillment centers, which we attributed to both COVID-19 concerns and to increased competition and rising wages for eCommerce fulfillment center workers. Future capacity constraints in our fulfillment centers could cause delayed Fix shipments, delayed inventory and return processing, and inventory management challenges.
The duration of the pandemic’s effects remains uncertain. It will depend on factors such as the length of time the pandemic; the impact of variants that may emerge and the efficacy of the COVID-19 vaccines against those variants; the response by governmental bodies to reinstate mandated business closures, orders to “shelter in place,” and travel and transportation restrictions in the event of additional surges; the impact of the pandemic on the economy and consumer behavior, including the impacts of any recession or inflationary pressures resulting from the pandemic; and the effect on our clients, employees, vendors, and other partners. For example, we continue to work with our vendors to minimize inventory disruptions, but future delays and supply constraints may negatively affect our ability to obtain and manage inventory. We have experienced shipping delays to and from our customers as a result of our shipping vendors’ challenges fulfilling higher eCommerce shipping demand, which has impacted our results of operations. We also have been affected by, and may continue to be affected by, COVID-related freight delays and difficulties sourcing materials. Additionally, we may be negatively impacted if consumers shift back to traditional brick-and-mortar apparel retailers following the pandemic.
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
We currently receive and distribute merchandise at five fulfillment centers in the United States. We also have a fulfillment center in the UK, which is operated by a third party. During the third quarter of our 2020 fiscal year, in response to the COVID-19 pandemic, we temporarily closed three of our fulfillment centers, offered our fulfillment center employees four weeks of paid time off, and reduced the maximum number of employees in each fulfillment center in order to implement social distancing protocols. These changes resulted in operational constraints, which in turn temporarily reduced our ability to ship merchandise to clients and earn revenue during the third quarter of our 2020 fiscal year. In fiscal year 2021, we experienced smaller, intermittent interruptions in connection with temporary closures of fulfillment centers and experienced an increase of COVID-19 cases in our fulfillment centers. Any future surges of COVID-19 may cause increased cases among fulfillment center employees and negatively affect capacity at our fulfillment centers.
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
Our past revenue growth and profitability should not be considered indicative of our future performance. Our revenue decreased by 21.0% in the six months ended January 28, 2023, compared to the six months ended January 29, 2022; decreased by 1.4% in fiscal 2022 compared to 2021; and increased by 22.8% in fiscal 2021 compared to fiscal 2020. Our revenue may continue to decline in future periods due to a number of factors, which may include general economic conditions, including a recession, decreased discretionary consumer spending, the short- and long-term impacts of the COVID-19 pandemic, decreases in marketing spend, slower client acquisition growth, slower demand for our merchandise and service, increased competition, decreases in the growth rate of our overall market, and our failure to capitalize on growth opportunities, as well as the maturation of our business.

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
On January 4, 2023, the Company and Elizabeth Spaulding, the Company’s Chief Executive Officer, agreed that she would step down from her employment with the Company and from the Board of Directors, effective January 5, 2023. The Board of Directors appointed Katrina Lake, the Company’s Founder and Executive Chairperson of the Board of Directors, as Chief Executive Officer, effective January 5, 2023, to serve in an interim capacity until a successor is appointed. If the search for and transition of a new chief executive officer is not managed successfully or if it takes longer than expected, it could disrupt our business, affect our Company culture, cause retention concerns with respect to our colleagues, and affect our financial condition and operating results.

Additionally, on March 1, 2023, Dan Jedda, our Chief Financial Officer, gave notice of his resignation, effective April 3, 2023. On March 3, 2023, the Board of Directors appointed David Aufderhaar as the Company’s Chief Financial Officer, effective April 3, 2023. If this transition is not managed successfully, it could disrupt our operations, affect employee morale, or cause retention concerns.
We have experienced increased employee turnover as a result of the general market conditions and a competitive talent market within the U.S., as well as Company-specific factors, such as share price decline, business performance, and leadership changes, and we expect to continue to experience increased employee turnover in the future. We announced a restructuring plan in June 2022 that reduced our workforce by 15% of salaried positions and represents 4% of our roles in total, and announced a further reduction in force on January 5, 2023, affecting 6% of the Company’s then-current employee workforce, including approximately 20% of employees in salaried positions. This additional reduction in workforce may cause additional attrition and affect employee morale. Additionally, as we are operating our business with fewer employees, we face additional risk that we might not be able to execute on our strategic plans and product roadmap, which may have an adverse effect on our business, financial condition, and operating results.
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
As of January 28, 2023, approximately 2,900 of our employees were stylists, most of whom work on a part-time basis for us and are paid hourly. The stylists track and report the time they spend working for us. These employees are classified as nonexempt under federal and state law. If we fail to effectively manage our stylists, including by ensuring accurate tracking and reporting of their hours worked and proper processing of their hourly wages, then we may face claims alleging violations of wage and hour employment laws, including, without limitation, claims of back wages, unpaid overtime pay, and missed meal and rest periods. Any such employee litigation could be attempted on a class or representative basis. For example, in August 2020, a representative action under California’s Private Attorneys General Act was filed against us alleging various violations of California’s wage and hour laws relating to our current and former non-exempt stylist employees. While we were able to settle this matter, future litigation concerning our styling employees could be expensive and time-consuming regardless of whether the claims against us are valid or whether we are ultimately determined to be liable, and could divert management’s attention from our business. We could also be adversely affected by negative publicity, litigation costs resulting from the defense of these claims, and the diversion of time and resources from our operations.
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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As a result, the holders of our Class B common stock, including our directors, executive officers, and their affiliates, are able to exercise considerable influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stock holdings represent less than 50% of the outstanding shares of our capital stock. As of March 3, 2023, 28,650,507 of our 112,507,435 shares outstanding were held by our directors, executive officers, and their affiliates, and 25,033,910 of such shares held by our directors, executive officers, and their affiliates were shares of Class B common stock. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests. This control may adversely affect the market price of our Class A common stock.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In January 2022, our Board of Directors authorized a share repurchase program to repurchase up to $150.0 million of our outstanding Class A common stock, with no expiration date (the “2022 Repurchase Program”). We may repurchase shares from time to time through open market repurchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. The actual timing, number and value of shares repurchased in the future will be determined by the Company in its discretion and will depend on a number of factors, including price, trading volume, market conditions, and other general business conditions. During the second quarter of 2023, we did not repurchase any shares of our common stock and we had $120.0 million remaining in share repurchase capacity as of January 28, 2023.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
None.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

	Exhibit Number	Description	Incorporation By Reference
			Form	SEC File No.	Exhibit	Filing Date	Filed or Furnished Herewith
	3.1	Amended and Restated Certificate of Incorporation of Stitch Fix, Inc.	8-K	001-38291	3.1	11/21/2017
	3.2	Amended and Restated Bylaws of Stitch Fix, Inc.	8-K	001-38291	3.2	11/21/2017
	10.1	Separation Agreement, by and between Stitch Fix, Inc. and Scott Darling, dated October 6, 2022.					X
	10.2	Chief Executive Officer Offer Letter, by and between Stitch Fix, Inc. and Katrina Lake, dated January 4, 2023.					X
	10.3	Separation Agreement, by and between Stitch Fix, Inc. and Elizabeth Spaulding, dated January 5, 2023.					X
	31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
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

Stitch Fix, Inc.
Date:	March 8, 2023	By:	/s/ Dan Jedda
Dan Jedda
Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Sarah Barkema
Sarah Barkema
Chief Accounting Officer
(Principal Accounting Officer)