Form 10-Q
period 2023-04-29
Stitch Fix, Inc.
filed 2023-06-07
CIK 1576942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 29, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 2, 2023, the number of outstanding shares of the registrant’s Class A common stock, par value $0.00002 per share, was 88,362,258, and the number of outstanding shares of the registrant’s Class B common stock, par value $0.00002 per share, was 25,405,020.

STITCH FIX, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Stitch Fix, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	April 29, 2023	July 30, 2022
Assets
Current assets:
Cash and cash equivalents	$193,575	$130,935
Short-term investments	50,139	82,049
Inventory, net	151,612	197,251
Prepaid expenses and other current assets	33,406	39,456
Income tax receivable	27,012	27,561
Total current assets	455,744	477,252
Long-term investments	—	17,713
Income tax receivable, net of current portion	—	26,091
Property and equipment, net	86,557	103,375
Operating lease right-of-use assets	113,605	132,179
Other long-term assets	4,064	7,925
Total assets	$659,970	$764,535
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$124,932	$143,934
Operating lease liabilities	32,704	29,014
Accrued liabilities	81,378	94,416
Gift card liability	10,899	10,551
Deferred revenue	13,564	14,441
Other current liabilities	6,616	3,214
Total current liabilities	270,093	295,570
Operating lease liabilities, net of current portion	131,906	141,334
Other long-term liabilities	4,190	4,980
Total liabilities	406,189	441,884
Commitments and contingencies (Note 6)
Stockholders’ equity:
Class A common stock, $0.00002 par value – 2,000,000,000 shares authorized; 90,661,882 and 86,187,911 shares issued; 88,359,741 and 86,187,911 shares outstanding	1	1
Class B common stock, $0.00002 par value – 100,000,000 shares authorized; 25,405,020 and 25,405,020 shares issued and outstanding	1	1
Additional paid-in capital	594,207	522,658
Accumulated other comprehensive loss	(632)	(3,527)
Accumulated deficit	(309,754)	(166,440)
Treasury stock at cost (2,302,141 and 2,302,141 shares)	(30,042)	(30,042)
Total stockholders’ equity	253,781	322,651
Total liabilities and stockholders’ equity	$659,970	$764,535
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stitch Fix, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except share and per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	April 29, 2023	April 30, 2022	April 29, 2023	April 30, 2022
Revenue, net	$394,914	$492,941	$1,262,625	$1,590,909
Cost of goods sold	227,011	282,851	733,844	875,098
Gross profit	167,903	210,090	528,781	715,811
Selling, general, and administrative expenses	192,650	286,970	675,368	825,239
Operating loss	(24,747)	(76,880)	(146,587)	(109,428)
Interest income	2,609	194	4,088	699
Other income (expense), net	685	(942)	53	(1,096)
Loss before income taxes	(21,453)	(77,628)	(142,446)	(109,825)
Provision for income taxes	372	412	868	954
Net loss	$(21,825)	$(78,040)	$(143,314)	$(110,779)
Other comprehensive income (loss):
Change in unrealized gain (loss) on available-for-sale securities, net of tax	732	(1,283)	1,487	(2,252)
Foreign currency translation	519	(2,384)	1,408	(3,835)
Total other comprehensive income (loss), net of tax	1,251	(3,667)	2,895	(6,087)
Comprehensive loss	$(20,574)	$(81,707)	$(140,419)	$(116,866)
Net loss attributable to common stockholders:
Basic	$(21,825)	$(78,040)	$(143,314)	$(110,779)
Diluted	$(21,825)	$(78,040)	$(143,314)	$(110,779)
Loss per share attributable to common stockholders:
Basic	$(0.19)	$(0.72)	$(1.26)	$(1.02)
Diluted	$(0.19)	$(0.72)	$(1.26)	$(1.02)
Weighted-average shares used to compute loss per share attributable to common stockholders:
Basic	115,445,285	108,759,202	113,911,089	108,771,065
Diluted	115,445,285	108,759,202	113,911,089	108,771,065
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stitch Fix, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	For the Three Months Ended April 29, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance as of January 28, 2023	114,809,576	$2	$575,129	$(1,883)	$(287,929)	(2,302,141)	$(30,042)	$255,277
Issuance of common stock upon exercise of stock options	1,563	—	1	—	—	—	—	1
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	1,255,763	—	(3,748)	—	—	—	—	(3,748)
Stock-based compensation	—	—	22,825	—	—	—	—	22,825
Net loss	—	—	—	—	(21,825)	—	—	(21,825)
Other comprehensive income, net of tax	—	—	—	1,251	—	—	—	1,251
Balance as of April 29, 2023	116,066,902	$2	$594,207	$(632)	$(309,754)	(2,302,141)	$(30,042)	$253,781

	For the Three Months Ended April 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance as of January 29, 2022	109,701,215	$2	$463,143	$991	$7,942	(682,184)	$(10,996)	$461,082
Issuance of common stock upon exercise of stock options	31,619	—	148	—	—	—	—	148
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	740,032	—	(4,543)	—	—	—	—	(4,543)
Stock-based compensation	—	—	33,572	—	—	—	—	33,572
Repurchase of common stock	—	—	—	—	—	(1,619,957)	(19,046)	(19,046)
Net loss	—	—	—	—	(78,040)	—	—	(78,040)
Other comprehensive loss, net of tax	—	—	—	(3,667)	—	—	—	(3,667)
Balance as of April 30, 2022	110,472,866	$2	$492,320	$(2,676)	$(70,098)	(2,302,141)	$(30,042)	$389,506

	For the Nine Months Ended April 29, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance as of July 30, 2022	111,592,931	$2	$522,658	$(3,527)	$(166,440)	(2,302,141)	$(30,042)	$322,651
Issuance of common stock upon exercise of stock options	119,170	—	155	—	—	—	—	155
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	4,354,801	—	(10,717)	—	—	—	—	(10,717)
Stock-based compensation	—	—	82,111	—	—	—	—	82,111
Net loss	—	—	—	—	(143,314)	—	—	(143,314)
Other comprehensive income, net of tax	—	—	—	2,895	—	—	—	2,895
Balance as of April 29, 2023	116,066,902	$2	$594,207	$(632)	$(309,754)	(2,302,141)	$(30,042)	$253,781

	For the Nine Months Ended April 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance as of July 31, 2021	107,955,988	$2	$416,755	$3,411	$40,681	—	$—	$460,849
Issuance of common stock upon exercise of stock options	171,996	—	1,513	—	—	—	—	1,513
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	2,344,882	—	(27,915)	—	—	—	—	(27,915)
Stock-based compensation	—	—	101,967	—	—	—	—	101,967
Repurchase of common stock	—	—	—	—	—	(2,302,141)	(30,042)	(30,042)
Net loss	—	—	—	—	(110,779)	—	—	(110,779)
Other comprehensive loss, net of tax	—	—	—	(6,087)	—	—	—	(6,087)
Balance as of April 30, 2022	110,472,866	$2	$492,320	$(2,676)	$(70,098)	(2,302,141)	$(30,042)	$389,506

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stitch Fix, Inc.
Condensed Consolidated Statements of Cash Flow
(Unaudited)
(In thousands)

	For the Nine Months Ended
	April 29, 2023	April 30, 2022
Cash Flows from Operating Activities
Net loss	$(143,314)	$(110,779)
Adjustments to reconcile net loss to net cash provided by operating activities:
Change in inventory reserves	(12,152)	2,301
Stock-based compensation expense	80,217	96,305
Depreciation, amortization, and accretion	32,275	27,185
Asset impairment	16,874	—
Other	1,517	52
Change in operating assets and liabilities:
Inventory	58,080	(3,922)
Prepaid expenses and other assets	10,070	(11,386)
Income tax receivables	26,640	1,069
Operating lease right-of-use assets and liabilities	(1,333)	4,492
Accounts payable	(18,700)	72,966
Accrued liabilities	(15,513)	15,058
Deferred revenue	(883)	(916)
Gift card liability	347	1,190
Other liabilities	2,617	840
Net cash provided by operating activities	36,742	94,455
Cash Flows from Investing Activities
Proceeds from sale of property and equipment	842	—
Purchases of property and equipment	(15,624)	(38,681)
Purchases of securities available-for-sale	(258)	(92,453)
Sales of securities available-for-sale	6,524	5,812
Maturities of securities available-for-sale	44,056	98,308
Net cash provided by (used in) investing activities	35,540	(27,014)
Cash Flows from Financing Activities
Proceeds from the exercise of stock options, net	155	1,513
Payments for tax withholdings related to vesting of restricted stock units	(10,717)	(27,915)
Repurchase of common stock	—	(30,042)
Other	(117)	—
Net cash used in financing activities	(10,679)	(56,444)
Net increase in cash and cash equivalents	61,603	10,997
Effect of exchange rate changes on cash and cash equivalents	1,037	(3,061)
Cash and cash equivalents at beginning of period	130,935	129,785
Cash and cash equivalents at end of period	$193,575	$137,721
Supplemental Disclosure
Cash paid for income taxes	$787	$558
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$1,577	$3,011
Capitalized stock-based compensation	$4,774	$5,662
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
2.    Summary of Significant Accounting Policies
Basis of Presentation
Our fiscal year is a 52-week or 53-week period ending on the Saturday closest to July 31. The fiscal years ending July 29, 2023 (“2023”) and July 30, 2022 (“2022”), consist of 52 weeks.
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
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in our condensed consolidated financial statements and the accompanying footnotes.
Significant estimates and assumptions are used for inventory, stock-based compensation expense, income taxes, and revenue recognition. Actual results could differ from those estimates and such differences may be material to the condensed consolidated financial statements.
Short-Term and Long-Term Investments
Our short-term and long-term investments have been classified and accounted for as available-for-sale securities. We determine the appropriate classification of our investments at the time of purchase and reevaluate the classification at each balance sheet date. Available-for-sale securities with maturities of 12 months or less are classified as short-term and available-for-sale securities with maturities greater than 12 months are classified as long-term. Our available-for-sale securities are carried at fair value, with unrealized gains and losses, net of taxes, reported within accumulated other comprehensive loss (“AOCI”) in stockholders’ equity. The cost of securities sold is based upon the specific identification method.
For debt securities with an amortized cost basis in excess of estimated fair value, we determine what amount of that deficit, if any, is caused by expected credit losses. The portion of the deficit attributable to expected credit losses is recognized in other income (expense), net on our condensed consolidated statements of operations and comprehensive loss. During the three and nine months ended April 29, 2023, expected credit losses on our available-for-sale debt securities were immaterial.

We have elected to present accrued interest receivable separately from short-term and long-term investments on our condensed consolidated balance sheets. Accrued interest receivable as of April 29, 2023 and July 30, 2022 was $0.3 million for both respective periods, and was recorded in prepaid expenses and other current assets in the condensed consolidated balance sheets. We have also elected to exclude accrued interest receivable from the estimation of expected credit losses on our available-for-sale securities and reverse accrued interest receivable through interest income when amounts are determined to be uncollectible. We did not write off any accrued interest receivable during the three and nine months ended April 29, 2023, and April 30, 2022, respectively.
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
We deduct discounts, sales tax, and estimated refunds to arrive at net revenue. Sales tax collected from clients is not considered revenue and is included in accrued liabilities until remitted to the taxing authorities. All shipping costs are accounted for in cost of goods sold and all handling costs are accounted for as fulfillment costs within selling, general, and administrative expense (“SG&A”), and are therefore not evaluated as a separate performance obligation. Discounts are recorded as a reduction to revenue when the order is accepted. We record a refund reserve based on our historical refund patterns. Our refund reserve, which is included in accrued liabilities in the condensed consolidated balance sheets, was $10.3 million and $10.3 million as of April 29, 2023, and July 30, 2022, respectively.
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
We expect deferred revenue for upfront styling fees, Freestyle orders, and Style Pass annual fees to be recognized within one year. On average, our gift card liability and other current liabilities are also recognized within one year.

The following table summarizes the balances of contractual liabilities included in deferred revenue, gift card liability, and other current liabilities as of the dates indicated:

(in thousands)	April 29, 2023	July 30, 2022
Deferred revenue
Upfront styling fees	$7,278	$8,422
Style Pass annual fees	4,926	4,337
Freestyle orders	1,360	1,682
Total deferred revenue	$13,564	$14,441
Gift card liability	$10,899	$10,551
Other current liabilities
Referral credits	$364	$684
The following table summarizes revenue recognized during the nine months ended April 29, 2023, that was previously included in deferred revenue, gift card liability, and other current liabilities at July 30, 2022:

(in thousands)	Revenue Recognized From Amounts Previously Included in Deferred Balances at July 30, 2022
Upfront styling fees	$8,339
Style Pass annual fees	3,545
Freestyle orders	1,160
Gift card liability	2,223
Referral credits	545
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
No client accounted for greater than 10% of total revenue, net for the three and nine months ended April 29, 2023, and April 30, 2022, respectively.
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
Our financial instruments consist of cash and cash equivalents, short-term and long-term investments, accounts payable, and accrued liabilities. At April 29, 2023 and July 30, 2022, the carrying values of cash and cash equivalents, accounts payable, and accrued liabilities approximated fair value due to their short-term maturities.
The following table sets forth our cash equivalents, and short-term and long-term investments accounted for as available-for-sale securities that were measured at fair value on a recurring basis based on the fair value hierarchy as of April 29, 2023 and July 30, 2022:

	April 29, 2023				July 30, 2022
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$47,063	$—	$—	$47,063	$16,267	$—	$—	$16,267
Investments:
U.S. Treasury securities	30,371	—	—	30,371	42,260	—	—	42,260
Commercial paper	—	—	—	—	—	2,985	—	2,985
Corporate bonds	—	19,768	—	19,768	—	54,517	—	54,517
Total	$77,434	$19,768	$—	$97,202	$58,527	$57,502	$—	$116,029
There were no transfers of financial assets or liabilities into or out of Level 1, Level 2, or Level 3 during the three and nine months ended April 29, 2023, and April 30, 2022.
The following table sets forth the amortized cost, gross unrealized gains, gross unrealized losses and fair values of our short-term and long-term investments accounted for as available-for-sale securities as of April 29, 2023, and July 30, 2022:

	April 29, 2023				July 30, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial Assets:
Investments:
U.S. Treasury securities	$30,514	$—	$(143)	$30,371	$43,163	$—	$(903)	$42,260
Commercial paper	—	—	—	—	2,985	—	—	2,985
Corporate bonds	20,050	—	(282)	19,768	55,526	—	(1,009)	54,517
Total	$50,564	$—	$(425)	$50,139	$101,674	$—	$(1,912)	$99,762
The following table shows fair value and gross unrealized losses, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position as of April 29, 2023:

	Less Than 12 Months		More Than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Financial Assets:
Investments:
U.S. Treasury securities	$30,371	$(143)	$—	$—	$30,371	$(143)
Corporate bonds	980	(18)	18,788	(264)	19,768	(282)
Total	$31,351	$(161)	$18,788	$(264)	$50,139	$(425)
Gross unrealized losses on our available-for-sale securities have decreased since July 30, 2022, due to maturities of our investments during the nine months ended April 29, 2023, and approaching maturities of securities in our portfolio. We evaluate securities for expected credit losses on a quarterly basis with consideration given to the financial condition and near-term prospects of the issuer, whether we intend to sell the securities, and whether it is more likely than not that we will be required to sell the securities before recovery of their amortized cost basis.
As of April 29, 2023, the losses on our available-for-sale securities were considered to be a direct effect of the increase in interest rates and not the creditworthiness of the issuers. We have the current intent and ability to retain these securities until maturity or recovery of the amortized cost basis. Therefore, expected credit losses as of April 29, 2023 were immaterial.

The following table sets forth the fair value of available-for-sale securities by contractual maturity as of April 29, 2023 and July 30, 2022:

	April 29, 2023				July 30, 2022
(in thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Financial Assets:
Investments:
U.S. Treasury securities	$30,371	$—	$—	$30,371	$35,473	$6,787	$—	$42,260
Commercial paper	—	—	—	—	2,985	—	—	2,985
Corporate bonds	19,768	—	—	19,768	43,591	10,926	—	54,517
Total	$50,139	$—	$—	$50,139	$82,049	$17,713	$—	$99,762
4.    Accrued Liabilities
Accrued liabilities consisted of the following:

(in thousands)	April 29, 2023	July 30, 2022
Compensation and related benefits	$17,336	$11,319
Advertising	7,763	15,579
Sales taxes	6,291	7,136
Shipping and freight	11,858	10,304
Accrued accounts payable	3,647	5,814
Inventory purchases	18,256	24,712
Sales refund reserve	10,310	10,314
Other	5,917	9,238
Total accrued liabilities	$81,378	$94,416
5.    Credit Agreement
We are party to an amended and restated credit agreement, entered into June 2, 2021 and amended on July 29, 2022 (the “Amended Credit Agreement”) with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (successor by purchase to the Federal Deposit Insurance Corporation as Receiver for Silicon Valley Bridge Bank, N.A. (as successor of Silicon Valley Bank)), and other lenders, to provide a revolving line of credit of up to $100.0 million, including a letter of credit sub-facility in the aggregate amount of $30.0 million, and a swingline sub-facility in the aggregate amount of $40.0 million. We also have the option to request an incremental facility of up to an additional $150.0 million from one or more of the lenders under the Amended Credit Agreement.
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
As of April 29, 2023, we did not have any borrowings outstanding on the revolving line of credit under the Amended Credit Agreement, and we had $78.1 million in borrowing capacity as reduced by outstanding letters of credit. As of April 29, 2023, we were in compliance with all financial covenants.
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
On August 26, 2022, a class action lawsuit alleging violations of federal securities laws was filed by certain of our stockholders in the U.S. District Court for the Northern District of California, naming as defendants us, certain of our officers and directors and certain of our affiliated stockholders (the “Class Action”). The lawsuit alleges violations of the Securities Exchange Act of 1934, as amended, by us and our officers for allegedly making materially false and misleading statements regarding our Freestyle offering between December 2020 and December 2021. The plaintiffs seek unspecified monetary damages and other relief.  On March 17, 2023, a derivative action was filed against our directors in the same court, alleging the same violations of securities laws as alleged in the Class Action and breach of fiduciary duties.
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

7.    Accumulated Other Comprehensive Loss
The following tables present the changes in AOCI by component and, if applicable, the reclassifications out of AOCI for the periods presented:

	For the Three Months Ended April 29, 2023			For the Three Months Ended April 30, 2022
(in thousands)	Available-for-sale Securities	Foreign Currency Translation	Total	Available-for-sale Securities	Foreign Currency Translation	Total
Beginning balance	$(1,585)	$(298)	$(1,883)	$(1,259)	$2,250	$991
Other comprehensive income (loss) before reclassifications(1)	605	519	1,124	(1,284)	(2,384)	(3,668)
Amounts reclassified from AOCI	127	—	127	1	—	1
Net change in AOCI	732	519	1,251	(1,283)	(2,384)	(3,667)
Ending balance	$(853)	$221	$(632)	$(2,542)	$(134)	$(2,676)

	For the Nine Months Ended April 29, 2023			For the Nine Months Ended April 30, 2022
(in thousands)	Available-for-sale Securities	Foreign Currency Translation	Total	Available-for-sale Securities	Foreign Currency Translation	Total
Beginning balance	$(2,340)	$(1,187)	$(3,527)	$(290)	$3,701	$3,411
Other comprehensive income (loss) before reclassifications(1)	1,342	1,408	2,750	(2,253)	(3,835)	(6,088)
Amounts reclassified from AOCI	145	—	145	1	—	1
Net change in AOCI	1,487	1,408	2,895	(2,252)	(3,835)	(6,087)
Ending balance	$(853)	$221	$(632)	$(2,542)	$(134)	$(2,676)

 (1) There was no associated income tax effect for gains/losses on available-for-sale securities for the three and nine months ended April 29, 2023 or April 30, 2022, as we have recorded a valuation allowance against these deferred tax balances.
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
2017 Incentive Plan
In November 2017, our Board of Directors and stockholders adopted our 2017 Incentive Plan (the “2017 Plan”). The remaining shares available for issuance under our 2011 Plan became reserved for issuance under the 2017 Plan. Our 2017 Plan provides for the grant of Class A incentive stock options to employees, including employees of our subsidiary, and for the grant of nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards (“RSU”), performance stock awards, performance cash awards, and other forms of stock awards to employees, directors, and consultants, including employees and consultants of our subsidiaries. Employee stock option awards generally begin to vest six months after the grant date with the remaining shares subject to the option vesting ratably over the next 30 months. Options generally expire after 10 years. RSU awards made to employees generally vest ratably on a quarterly basis subject to the employee’s continued service with the Company. The number of shares authorized for issuance under the 2017 Plan was 38,257,771 shares of Class A common stock as of April 29, 2023.

2019 Inducement Plan
In October 2019, our Board of Directors adopted our 2019 Inducement Plan (the “2019 Plan”). Our 2019 Plan provides for the grant of Class A nonqualified stock options and RSU awards to individuals who satisfy the standards for inducement grants under the relevant Nasdaq Stock Market rules. The number of shares authorized for issuance under the 2019 Plan was 10,750,000 shares of Class A common stock as of April 29, 2023.
Stock Options
Stock option activity under the 2011 Plan, 2017 Plan, and 2019 Plan is as follows:

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in thousands)
Balance – July 30, 2022	4,703,564	$21.07	7.58	$638
Granted	3,836,774	4.57
Exercised	(119,170)	1.30
Cancelled	(1,951,644)	27.09
Balance – April 29, 2023	6,469,524	$9.83	8.56	$29
The aggregate intrinsic value is the difference between the current fair value of the underlying common stock and the exercise price for in-the-money stock options.
Restricted Stock Units
The following table summarizes the RSU award activity under the 2017 Plan and 2019 Plan:

	Unvested RSUs
	Class A Common Stock	Weighted- Average Grant Date Fair Value
Unvested at July 30, 2022	19,217,622	$16.09
Granted	6,745,333	4.38
Vested	(4,354,801)	13.92
Forfeited	(8,152,659)	15.90
Unvested at April 29, 2023	13,455,495	$11.04
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
Stock-Based Compensation Expense
Stock-based compensation expense for employees was $22.6 million and $80.2 million for the three and nine months ended April 29, 2023 and $31.6 million and $96.3 million for the three and nine months ended April 30, 2022. As a result of the January 2023 Reduction in Force, described in Note 11, stock-based compensation expense decreased by $4.4 million for the nine months ended April 29, 2023 due to forfeitures of previously granted awards above our estimate. Stock-based compensation expense is included in selling, general, and administrative expenses in our condensed consolidated statements of operations and comprehensive loss.

As of April 29, 2023, the total unrecognized compensation expense related to unvested options and RSUs, net of estimated forfeitures, was $138.6 million, which we expect to recognize over an estimated weighted average period of 2.1 years. The weighted-average grant date fair value of options granted during the nine months ended April 29, 2023, was $2.93 per share. The weighted-average grant date fair value of options granted during the nine months ended April 30, 2022, was $7.16 per share.
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

	For the Three Months Ended		For the Nine Months Ended
	April 29, 2023	April 30, 2022	April 29, 2023	April 30, 2022
Expected term (in years)	3.8 - 5.3	3.1 - 3.7	3.2 - 5.5	3.1 - 5.5
Volatility	83.2%	67.0%	83.2% - 87.3%	62.1% - 67.0%
Risk free interest rate	3.6% - 3.8%	1.4% - 1.5%	3.6% -4.4%	0.8% - 1.5%
Dividend yield	—%	—%	—%	—%
9.    Income Taxes
The following table summarizes our effective tax rate from income for the periods presented:

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	April 29, 2023	April 30, 2022	April 29, 2023	April 30, 2022
Loss before income taxes	$(21,453)	$(77,628)	$(142,446)	$(109,825)
Provision for income taxes	372	412	868	954
Effective tax rate	(1.7)%	(0.5)%	(0.6)%	(0.9)%
We are primarily subject to income taxes in the United States and the United Kingdom. Our effective tax rate for the three and nine months ended April 29, 2023 differs from the federal statutory income tax rate primarily due to the full valuation allowance recorded on our net federal and state deferred tax assets. The tax provision for the three and nine months ended April 29, 2023 is primarily comprised of state taxes and income taxes in foreign jurisdictions.
Our effective tax rate for the three and nine months ended April 30, 2022, differed from the federal statutory income tax rate primarily due to the full valuation allowance recorded on our net federal and state deferred tax assets. The tax provision for the three and nine months ended April 30, 2022, is comprised of state taxes and income taxes in foreign jurisdictions.
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
A reconciliation of the numerator and denominator used in the calculation of basic and diluted loss per share attributable to Class A and Class B common stockholders is as follows:

	For the Three Months Ended		For the Nine Months Ended
(in thousands, except share and per share amounts)	April 29, 2023	April 30, 2022	April 29, 2023	April 30, 2022
Numerator:
Net loss attributable to Class A and Class B common stockholders	$(21,825)	$(78,040)	$(143,314)	$(110,779)
Denominator:
Weighted-average shares of common stock - basic	115,445,285	108,759,202	113,911,089	108,771,065
Weighted-average shares of common stock - diluted	115,445,285	108,759,202	113,911,089	108,771,065
Loss per share attributable to Class A and Class B common stockholders:
Basic	$(0.19)	$(0.72)	$(1.26)	$(1.02)
Diluted	$(0.19)	$(0.72)	$(1.26)	$(1.02)

As the Company has reported net loss for each of the periods presented, all potentially dilutive securities were considered antidilutive. The following common stock equivalents were excluded from the computation of diluted loss per share for the periods presented because including them would have been antidilutive:

	For the Three Months Ended		For the Nine Months Ended
	April 29, 2023	April 30, 2022	April 29, 2023	April 30, 2022
Restricted stock units that settle into Class A common stock	13,455,495	16,878,676	13,455,495	16,878,676
Stock options to purchase Class A common stock	5,635,847	3,270,987	5,635,847	3,270,987
Stock options to purchase Class B common stock	833,677	1,129,507	833,677	1,129,507
Total	19,925,019	21,279,170	19,925,019	21,279,170

11.    Restructuring
We announced a restructuring plan on June 9, 2022 (“Restructuring Plan”), to reduce our future fixed and variable operating costs and allow us to centralize key capabilities, strengthen decision-making to drive efficiencies, and ensure we are allocating resources to our most critical priorities. This restructuring plan reduced our workforce by approximately 15% of salaried positions and represented approximately 4% of our roles in total. In the first quarter of fiscal 2023, we recorded $0.9 million of additional restructuring charges consisting of severance and employee-related benefits. These charges were recorded in selling, general, and administrative expenses on the condensed consolidated statements of operations and comprehensive loss.
In furtherance of and as an expansion of this restructuring plan, on January 5, 2023, the Company implemented a plan of termination (“January 2023 Reduction in Force”) that included the elimination of approximately 6% of the Company’s then-current employee workforce, including approximately 20% of employees in salaried positions. In connection with the Company’s January 2023 Reduction in Force, the Company’s Chief Executive Officer agreed that she would step down from her employment with the Company and from the Board of Directors, effective January 5, 2023. This plan also included the closure of our Salt Lake City fulfillment center. In the second quarter of fiscal 2023, we recorded $34.6 million of restructuring charges associated with this plan, $15.6 million of which was for cash payments and related to severance and employee-related benefits. In the third quarter of fiscal 2023, we recorded $1.8 million of restructuring charges. Substantially all of the cash payments associated with the January 2023 Reduction in Force were completed by the end of the quarter ending April 29, 2023.
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
The January 2023 Reduction in Force reduced stock-based compensation expense by $4.4 million for the nine months ended April 29, 2023. This impact is not included in restructuring charges.
The components of the restructuring charges are as follows:

	For the Three Months Ended	For the Nine Months Ended
(in thousands)	April 29, 2023	April 29, 2023
Severance and employee-related benefits	$381	$16,879
Asset impairments	—	16,874
Accelerated depreciation	—	1,755
Other	1,436	1,803
Total restructuring(1)	$1,817	$37,311

(1) Recognized in selling, general, and administrative expenses.

The following table provides the components of and changes in the Company’s restructuring and related charges, included in accounts payable and accrued liabilities on the condensed consolidated balance sheets:

(in thousands)	Severance and Employee Related Benefits and Other
Balance at July 30, 2022	$290
Charges incurred	17,524
Cash payments	(16,983)
Balance at April 29, 2023	$831

12.    Subsequent Events
In furtherance of and as an expansion of the Restructuring Plan, on June 6, 2023, the Company announced the closure of its fulfillment centers in Bethlehem, Pennsylvania and Dallas, Texas (the “Bethlehem and Dallas Closures”). As a result of the intended Bethlehem and Dallas Closures, the Company estimates that it will incur between $7 million and $10 million in cash restructuring charges consisting of approximately $5 million to $7 million for separation-related payments, benefits, and related taxes, and $2 million to $3 million for transportation and other closure costs to redistribute inventory to other fulfillment centers. The Company expects that expenses related to the Bethlehem and Dallas Closures will be incurred and paid over the next four fiscal quarters and we anticipate that all expenses will be incurred and paid by the end of the quarter ending April 27, 2024.
Additionally, on June 6, 2023, the Company announced it will enter a consultation period to explore exiting the market in the United Kingdom.

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
For the three and nine months ended April 29, 2023, we reported $394.9 million and $1,262.6 million in net revenue, respectively, representing year-over-year declines of 19.9% and 20.6%, compared to the three and nine months ended April 30, 2022. As of April 29, 2023, and April 30, 2022, we had 3,476,000 and 3,907,000 active clients, respectively, representing a year-over-year decline of 11.0%.
During fiscal 2022 and throughout fiscal 2023, we experienced a decline in net revenue year-over-year primarily due to our challenges in acquiring new clients. We expect these challenges in acquiring active clients to continue having a negative compounding effect on net revenue. In addition, we are navigating the uncertainties presented by the current macroeconomic environment and remain focused on retaining current clients, improving the conversion of new clients, and enhancing our overall client experience for new and existing clients.
Net loss for the three and nine months ended April 29, 2023, was $21.8 million and $143.3 million, compared to a net loss of $78.0 million and $110.8 million for the three and nine months ended April 30, 2022.
We announced a restructuring plan on June 9, 2022, to reduce our future fixed and variable operating costs and allow us to centralize key capabilities, strengthen decision-making to drive efficiencies, and ensure we are allocating resources to our most critical priorities. This restructuring plan reduced our workforce by approximately 15% of salaried positions and represented approximately 4% of our roles in total. In connection with the restructuring plan, we incurred $0.9 million in restructuring costs in the first quarter of fiscal 2023. We also incurred other one-time cash charges related to retention bonuses for continuing employees of $5.2 million in the first quarter of fiscal 2023. In furtherance of and as an expansion of this restructuring plan, on

January 5, 2023, the Company implemented a plan of termination that included the elimination of approximately 6% of the Company’s then-current employee workforce, including approximately 20% of employees in salaried positions. In connection with the Company’s January 2023 Reduction in Force, the Company’s Chief Executive Officer agreed that she would step down from her employment with the Company and from the Board of Directors, effective January 5, 2023. This plan also included the closure of our Salt Lake City fulfillment center. We incurred restructuring costs of $15.6 million in severance and employee-related benefits, $16.9 million of impairment related to a portion of our corporate office space, $1.8 million of accelerated depreciation expense on assets, and $0.1 million of other one-time costs with this plan in the second quarter of fiscal 2023. In the third quarter of fiscal 2023, we recorded $1.8 million of restructuring charges, and $0.4 million of other one-time costs.
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
For more information on the components of net loss for the three and nine months ended April 29, 2023, refer to the section titled “Results of Operations” below.
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

Adjusted EBITDA
We define adjusted EBITDA as net loss excluding interest income, other income (expense), net, provision for income taxes, depreciation and amortization, stock-based compensation expense, and restructuring and other one-time costs. The following table presents a reconciliation of net loss, the most comparable GAAP financial measure, to adjusted EBITDA for each of the periods presented:

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	April 29, 2023	April 30, 2022	April 29, 2023	April 30, 2022
Net loss	$(21,825)	$(78,040)	$(143,314)	$(110,779)
Add (deduct):
Interest income	(2,609)	(194)	(4,088)	(699)
Other (income) expense, net	(685)	942	(53)	1,096
Provision for income taxes	372	412	868	954
Depreciation and amortization	9,970	9,266	29,689	25,445
Stock-based compensation expense	22,636	31,592	80,217	96,305
Restructuring and other one-time costs(1)	2,238	—	43,135	—
Adjusted EBITDA	$10,097	$(36,022)	$6,454	$12,322

(1)For the three months ended April 29, 2023, restructuring charges were $1.8 million described in “Note 11 - Restructuring” in the Notes to the Condensed Consolidated Financial Statements in Item 1. Financial Statements, and other one-time costs were $0.4 million. For the nine months ended April 29, 2023, restructuring charges were $37.3 million and other one-time costs were $5.8 million in retention bonuses for continuing employees.
Free Cash Flow
We define free cash flow as cash flows provided by operating activities reduced by purchases of property and equipment that are included in cash flows used in investing activities. The following table presents a reconciliation of cash flows provided by operating activities, the most comparable GAAP financial measure, to free cash flow for each of the periods presented:

	For the Nine Months Ended
(in thousands)	April 29, 2023	April 30, 2022
Free cash flow reconciliation:
Cash flows provided by operating activities	$36,742	$94,455
Deduct:
Purchases of property and equipment	(15,624)	(38,681)
Free cash flow	$21,118	$55,774
Cash flows provided by (used in) investing activities	$35,540	$(27,014)
Cash flows used in financing activities	$(10,679)	$(56,444)
Operating Metrics

	April 29, 2023	January 28, 2023	October 29, 2022	July 30, 2022	April 30, 2022
Active clients (in thousands)	3,476	3,574	3,709	3,795	3,907
Active Clients
We believe that the number of active clients is a key indicator of our growth and the overall health of our business. We define an active client as a client who checked out a Fix or was shipped an item via Freestyle in the preceding 52 weeks, measured as of the last day of that period. A client checks out a Fix when she indicates what items she is keeping through our mobile application or on our website. We consider each Women’s, Men’s, or Kids account as a client, even if they share the same household. We had 3,476,000 and 3,907,000 active clients as of April 29, 2023, and April 30, 2022, respectively, representing a year-over-year decline of 11.0%. The decline in net active clients is due to the addition of fewer new clients, as well as clients becoming inactive, both of which we believe have been influenced by the macroeconomic environment.

Net Revenue per Active Client
We believe that net revenue per active client is an indicator of client engagement and satisfaction. We calculate net revenue per active client based on net revenue over the preceding four fiscal quarters divided by the number of active clients, measured as of the last day of the period. Net revenue per active client was $502 and $553 as of April 29, 2023, and April 30, 2022, respectively, or a decline of 9.2% year over year, as we have observed clients spending less in recent periods, and we expect this to continue given the economic backdrop and continued macroeconomic uncertainty.
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
Supply chain constraints and delays have continued to ease, and the timing and amount of inventory receipts were not impacted by supply chain delays during the nine months ended April 29, 2023. As such, we are no longer ordering product in advance of our typical timelines.
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
The largest component of our marketing spend is advertising, which was $28.0 million and $93.6 million, respectively, for the three and nine months ended April 29, 2023, compared to $58.6 million and $152.3 million, respectively, for the three and nine months ended April 30, 2022. Beginning in the second fiscal quarter of 2023, we began including costs for influencer campaigns in our advertising expense, and advertising expense for the three and nine months ended April 30, 2022, reflects the inclusion of these costs.
Operations and Infrastructure
We intend to leverage our data science and deep understanding of our clients’ needs to make targeted investments in technology and product, and plan to prioritize investments with near-term positive returns. For example, in the second quarter of fiscal 2023, we decided to close our Salt Lake City fulfillment center in order to optimize network capacity, and on June 6, 2023, we announced the intended closures of our fulfillment centers in Bethlehem, Pennsylvania and Dallas, Texas.
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

Results of Operations
Comparison of the Three and Nine Months Ended April 29, 2023 and April 30, 2022
The following table sets forth our results of operations for the periods indicated:

	For the Three Months Ended		%	For the Nine Months Ended		%
(in thousands)	April 29, 2023	April 30, 2022	Change	April 29, 2023	April 30, 2022	Change
Revenue, net	$394,914	$492,941	(19.9)%	$1,262,625	$1,590,909	(20.6)%
Cost of goods sold	227,011	282,851	(19.7)%	733,844	875,098	(16.1)%
Gross profit	167,903	210,090	(20.1)%	528,781	715,811	(26.1)%
Selling, general, and administrative expenses	192,650	286,970	(32.9)%	675,368	825,239	(18.2)%
Operating loss	(24,747)	(76,880)	(67.8)%	(146,587)	(109,428)	34.0%
Interest income	2,609	194	*	4,088	699	484.8%
Other income (expense), net	685	(942)	(172.7)%	53	(1,096)	(104.8)%
Loss before income taxes	(21,453)	(77,628)	(72.4)%	(142,446)	(109,825)	29.7%
Provision for income taxes	372	412	(9.7)%	868	954	(9.0)%
Net loss	$(21,825)	$(78,040)	(72.0)%	$(143,314)	$(110,779)	29.4%

* Not meaningful
 The following table sets forth the components of our results of operations as a percentage of revenue:

	For the Three Months Ended		For the Nine Months Ended
	April 29, 2023	April 30, 2022	April 29, 2023	April 30, 2022
Revenue, net	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	57.5%	57.4%	58.1%	55.0%
Gross margin	42.5%	42.6%	41.9%	45.0%
Selling, general, and administrative expenses	48.8%	58.2%	53.5%	51.9%
Operating loss	(6.3)%	(15.6)%	(11.6)%	(6.9)%
Interest income	0.7%	—%	0.3%	—%
Other income (expense), net	0.2%	(0.2)%	—%	(0.1)%
Loss before income taxes	(5.4)%	(15.7)%	(11.3)%	(6.9)%
Provision for income taxes	0.1%	0.1%	0.1%	0.1%
Net loss	(5.5)%	(15.8)%	(11.4)%	(7.0)%

Note: Due to rounding, percentages in this table may not sum to totals.
Revenue and Gross Margin
Revenue decreased by $98.0 million and $328.3 million, or 19.9% and 20.6%, respectively, during the three and nine months ended April 29, 2023, compared to the same periods last year. The decrease in both periods was primarily due to a 11.0% decline in active clients from April 30, 2022 to April 29, 2023, which led to a decrease in sales of merchandise. Additionally, we observed clients spending less in recent periods, and we expect this to continue given the economic backdrop and continued macroeconomic uncertainty.
Gross margin for the three months ended April 29, 2023, decreased by 10 basis points compared to the same period last year, which was primarily driven by higher product and transportation costs as a percentage of revenue, substantially offset by improved inventory health, which led to lower inventory write-downs as a percentage of revenue. Gross margin for the nine months ended April 29, 2023, decreased by 310 basis points, compared to the same period last year, which was primarily driven by higher product and transportation costs as a percentage of revenue, partially offset by improved inventory health which led to lower inventory write-downs as a percentage of revenue.

Selling, General, and Administrative Expenses
SG&A decreased by $94.3 million and $149.9 million for the three and nine months ended April 29, 2023, respectively, compared to the same periods last year. The decrease in SG&A expense in the three and nine months ended April 29, 2023, compared to the three and nine months ended April 30, 2022, was primarily related to lower compensation and benefits expense largely driven by our restructuring plans, including lower stock-based compensation, and our decision to reduce advertising spend this fiscal year. The decrease in the nine months ended April 29, 2023 was partially offset by $43.1 million of restructuring and other one-time costs.
SG&A as a percentage of revenue decreased to 48.8% for the three months ended April 29, 2023, compared with 58.2% for the three months ended April 30, 2022. The decrease in SG&A margin for the three months ended April 29, 2023, compared with the same period last year, was primarily related to lower compensation and benefits expense as a percentage of revenue, including lower stock-based compensation as a percentage of revenue, and reductions in advertising spend. SG&A as a percentage of revenue increased to 53.5% for the nine months ended April 29, 2023, compared with 51.9% for the nine months ended April 30, 2022. The increase in SG&A margin for the nine months ended April 29, 2023, compared with the same period last year, was primarily related to restructuring and other one-time costs, partially offset by reductions in advertising spend and lower compensation and benefits expense.
Provision for Income Taxes
The following table summarizes our effective tax rate from income for the periods presented:

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	April 29, 2023	April 30, 2022	April 29, 2023	April 30, 2022
Loss before income taxes	$(21,453)	$(77,628)	$(142,446)	$(109,825)
Provision for income taxes	372	412	868	954
Effective tax rate	(1.7)%	(0.5)%	(0.6)%	(0.9)%
We are primarily subject to income taxes in the United States and the United Kingdom. Our effective tax rate for the three and nine months ended April 29, 2023 differs from the federal statutory income tax rate primarily due to the full valuation allowance recorded on our net federal and state deferred tax assets. The tax provision for the three and nine months ended April 29, 2023 is primarily comprised of state taxes and income taxes in foreign jurisdictions.
Our effective tax rate for the three and nine months ended April 30, 2022, differed from the federal statutory income tax rate primarily due to the full valuation allowance recorded on our net federal and state deferred tax assets. The tax provision for the three and nine months ended April 30, 2022, is primarily comprised of state taxes and income taxes in foreign jurisdictions.
We continue to monitor the progress of ongoing discussions with tax authorities and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions.
Liquidity and Capital Resources
Sources of Liquidity
Our principal source of liquidity is our cash, cash equivalents, and cash flows from operations.
As of April 29, 2023, we had $193.6 million of cash and cash equivalents and $50.1 million of short-term investments with contractual maturities of 12 months or less.
We are party to a $100.0 million amended and restated credit agreement, entered into June 2, 2021 and amended on July 29, 2022 (the “Amended Credit Agreement”) with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (successor by purchase to the Federal Deposit Insurance Corporation as Receiver for Silicon Valley Bridge Bank, N.A. (as successor of Silicon Valley Bank)), and other lenders. The Amended Credit Agreement includes a letter of credit sub-facility of $30.0 million and a swingline sub-facility of up to $40.0 million. As of April 29, 2023, we did not have any borrowings outstanding on the revolving line of credit under the Amended Credit Agreement and we had $78.1 million in borrowing capacity as reduced by outstanding letters of credit.

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
The revolving line of credit under the Amended Credit Agreement will terminate on May 31, 2024, unless the termination date is extended at the election of the lenders. Our intention is to renew the line of credit before the termination date.
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
Share Repurchases
In January 2022, our Board of Directors authorized a share repurchase program to repurchase up to $150.0 million of our outstanding Class A common stock, with no expiration date (the “2022 Repurchase Program”). We may repurchase shares from time to time through open market repurchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. The actual timing, number and value of shares repurchased in the future will be determined by the Company in its discretion and will depend on a number of factors, including price, trading volume, market conditions, and other general business conditions. Repurchases will be funded from the Company’s existing cash and cash equivalents or future cash flow. The repurchase program may be modified, suspended, or terminated at any time. During the three months ended April 29, 2023, the Company made no repurchases of Class A common stock. As of April 29, 2023, the Company has repurchased 2,302,141 shares of Class A common stock for $30.0 million under the 2022 Repurchase Program. We had $120.0 million remaining in share repurchase capacity as of April 29, 2023.
Cash Flows
The following table summarizes our cash flows for the periods indicated below:

	For the Nine Months Ended
(in thousands)	April 29, 2023	April 30, 2022
Net cash provided by operating activities	$36,742	$94,455
Net cash provided by (used in) investing activities	35,540	(27,014)
Net cash used in financing activities	(10,679)	(56,444)
Effect of exchange rate changes on cash and cash equivalents	1,037	(3,061)
Net increase in cash and cash equivalents	$62,640	$7,936
Cash provided by operating activities
During the nine months ended April 29, 2023, cash provided by operating activities was $36.7 million, which consisted of a net loss of $143.3 million, adjusted by non-cash charges of $118.7 million and a change of $61.3 million in our net operating assets and liabilities. The non-cash charges were primarily driven by $80.2 million of stock-based compensation expense, $32.3 million of depreciation, amortization, and accretion, and $16.9 million in asset impairment charges. The change in our net operating assets and liabilities was primarily due to a change of $58.1 million in our inventory balance due to a decline in inventory receipts to bring inventory balances in line with current demand and a cash inflow of $26.6 million from income tax refunds, partially offset by a decrease of $34.2 million in accounts payable and accrued liabilities due to timing of payments.

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
Cash provided by (used in) investing activities
During the nine months ended April 29, 2023, cash provided by investing activities was $35.5 million. This was primarily due to the sales and maturities of available-for-sale securities of $50.6 million, partially offset by purchases of property and equipment of $15.6 million.
During the nine months ended April 30, 2022, cash used in investing activities was $27.0 million. This was primarily due to maturities and sales of available-for-sale securities of $98.3 million and $5.8 million, respectively, substantially offset by our investment of $92.5 million in available-for-sale securities and purchases of property and equipment of $38.7 million.
Cash used in financing activities
During the nine months ended April 29, 2023, cash used in financing activities was $10.7 million. This was primarily due to payments for tax withholding related to vesting of restricted stock units.
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
Interest Rate Risk
We are primarily exposed to market risks through interest rate risk on our investments. As of April 29, 2023, we had $50.1 million in highly rated investments accounted for as available-for-sale securities, which are presented on our condensed consolidated balance sheets at their fair market value compared to $99.8 million as of July 30, 2022. These interest-earning instruments carry a degree of interest rate risk; however, a hypothetical 10% change in interest rates during the three and nine months ended April 29, 2023, would not have had a material impact on our condensed consolidated financial statements.

Foreign Currency Risk
As of April 29, 2023, our revenue was earned in U.S. dollars and British pound sterling. Our expansion into the United Kingdom (“UK”) exposes us to fluctuations in foreign currency exchange rates on our operating expenses. Fluctuations in foreign currency exchange rates may also result in transaction gains or losses on transactions in currencies other than the U.S. dollar or British pound sterling. For the three and nine months ended April 29, 2023, a hypothetical 10% increase or decrease in current exchange rates would not have had a material impact on our condensed consolidated financial results.
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
Based on the evaluation of our disclosure controls and procedures as of April 29, 2023, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 29, 2023.
Changes in Internal Control over Financial Reporting
There were no changes during the quarter ended April 29, 2023 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The information contained in “Note 6 - Commitments and Contingencies: Contingencies” in the Notes to the Condensed Consolidated Financial Statements included within this Quarterly Report on Form 10-Q in Item 1: Financial Statements (Unaudited) is incorporated herein by reference.
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
•Operational constraints or our failure to adequately and effectively staff our fulfillment centers could adversely affect our client experience and operating results.
•Shipping is a critical part of our business and any changes in our shipping arrangements or any interruptions in shipping could adversely affect our operating results.
•Our business, including our costs and supply chain, is subject to risks associated with the sourcing and pricing of merchandise and raw materials.
•We may not be able to return to revenue growth rate and we may not be profitable in the future.
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
To ensure timely delivery of merchandise, we generally enter into purchase contracts well in advance of a particular season and often before apparel trends are confirmed by client purchases. As a result, we are vulnerable to demand and pricing shifts and to suboptimal selection and timing of merchandise purchases. We rely on our merchandising team to order styles and products that our clients will purchase and we rely on our data science to inform the depth and breadth of inventory we purchase, including when to reorder items that are selling well and when to write off items that are not selling well. We have not always predicted demand and clients’ preferences with accuracy, which has negatively impacted revenue or resulted in significant write-offs when we have sub-optimal inventory assortment. Additionally, as we focus on inventory efficiency, we have a smaller inventory base and therefore increased risk related to inventory optimization and assortment. If we experience sub-optimal inventory assortment to meet demand, it may affect revenue in current and future quarters. In the fourth quarter of 2022, we experienced weaker consumer demand, which caused us to have higher inventory levels and increased inventory reserves that affected our financial results. Also, in response to the initial consumer reaction to COVID-19, we cancelled many inventory orders to be prepared for what we expected would be lower client demand. Consequently, when client demand increased, our inventory was not as optimized to meet the demand as we would have liked. If we do not predict client demand accurately, do not reorder or write off the right products in a timely manner, or otherwise do not effectively manage our inventory, we may experience significant inventory write-offs or insufficient inventory to meet demand, which would adversely affect our operating results.

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
Our inventory levels also may be affected by product launch delays, consumer demand fluctuations due to macroeconomic factors, uncertainty or otherwise, disruptions in our systems due to upgrades, launches or otherwise, freight delays, vendor relationships, capacity constraints, and our inability to predict demand with respect to categories or products. For example, freight delays caused by lockdowns due to COVID-19, port closures, port congestion, and shipping container and ship shortages affected us and caused us to experience delays in receiving inventory. Freight delays caused by these issues or new issues, including labor disruptions or shortages, may affect us in future quarters. Also, in the past we have experienced challenges managing our inventory within the fulfillment centers given storage capacity constraints and challenges hiring fulfillment center employees. Any future such challenges could affect, the amount and types of inventory we have available to offer to clients, and therefore our operating results.
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
Operational constraints at our fulfillment centers or our failure to adequately and effectively staff our fulfillment centers could adversely affect our client experience and operating results.
We currently receive and distribute merchandise at five fulfillment centers in the United States. We also have a fulfillment center in the UK, which is operated by a third party. In the second quarter of fiscal 2023, we announced the closure our Salt Lake City, Utah fulfillment center and on June 6, 2023, we announced the intended closures of our Bethlehem, Pennsylvania and Dallas, Texas fulfillment centers. Following the closure of all three fulfillment centers, which is expected to be in early calendar year 2024, we will operate three fulfillment centers in the United States. While we believe three fulfillment centers is the appropriate number to provide greatest breadth and depth of inventory to our clients and stylists and service the same number of existing clients with lower inventory levels, this decreased fulfillment system could cause operational constraints or decreased capacity that could significantly affect our client experience or revenue. Additionally, we may experience operational issues as we transition to our new fulfillment center model which could affect our client experience and financial results.
Severe weather events, including earthquakes, hurricanes, tornadoes, floods, fires, storms, and other adverse weather events and climate conditions could also cause operational constraints or temporarily reduce our ability to ship merchandise to clients. For instance, the severe winter weather and temperatures experienced in Texas and other parts of the country in February 2021 caused us to temporarily close two of our fulfillment centers and affected the shipping of merchandise in and out of fulfillment centers. Future weather events, which we expect to become more frequent and more severe with the increasing effects of climate change, could have a significant impact on our operations and results of operations. Additionally, the impact of such weather events affecting one or more fulfillment centers may be exacerbated due to the fact that we will have fewer fulfillment centers to continue operations during such a closure.
We have in the past experienced difficulty hiring employees in our fulfillment centers, which we attribute to COVID-19 concerns and to increased competition and rising wages for eCommerce fulfillment center workers. To address this, we increased wages in our fulfillment centers and implemented other policies in order to be more competitive in hiring employees. These wage increases impacted our operating results. We may in the future have difficulty hiring employees in fulfillment centers due to increased competition or otherwise and we may have to increase wages for our fulfillment center employees, which would impact our operating results. These hiring difficulties have caused in the past and could in the future cause additional capacity constraints in our fulfillment centers. Capacity constraints in our fulfillment centers could affect the amount and types of inventory we have available to offer to clients, which will affect our results of operations. Additionally, if we are unable to adequately staff our fulfillment centers to meet demand, or if the cost of such staffing is higher than projected due to competition, mandated wage increases, regulatory changes,, or other factors, our operating results will be further harmed.
During the third quarter of our 2020 fiscal year, in response to the COVID-19 pandemic, we temporarily closed three of our fulfillment centers and implemented changes that resulted in operational constraints, which in turn temporarily reduced our ability to ship merchandise to clients and earn revenue. In fiscal year 2021, we experienced smaller, intermittent interruptions in connection with an increase of COVID-19 cases in our fulfillment centers. Any future surges of COVID-19 or future pandemics may negatively affect capacity at our fulfillment centers.
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

We may not be able to return to revenue growth rate and we may not be profitable in the future.
Our past revenue growth and profitability should not be considered indicative of our future performance. Our revenue decreased by 20.6% in the nine months ended April 29, 2023, compared to the nine months ended April 30, 2022; decreased by 1.4% in fiscal 2022 compared to 2021; and increased by 22.8% in fiscal 2021 compared to fiscal 2020. Our revenue may continue to decline in future periods due to a number of factors, which may include general economic conditions, including a recession, decreased discretionary consumer spending, the short- and long-term impacts of the COVID-19 pandemic, decreases in marketing spend, slower client acquisition growth, slower demand for our merchandise and service, increased competition, decreases in the growth rate of our overall market, and our failure to capitalize on growth opportunities, as well as the maturation of our business.
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
As of April 29, 2023, approximately 2,800 of our employees were stylists, most of whom work on a part-time basis for us and are paid hourly. The stylists track and report the time they spend working for us. These employees are classified as nonexempt under federal and state law. If we fail to effectively manage our stylists, including by ensuring accurate tracking and reporting of their hours worked and proper processing of their hourly wages, then we may face claims alleging violations of wage and hour employment laws, including, without limitation, claims of back wages, unpaid overtime pay, and missed meal and rest periods. Any such employee litigation could be attempted on a class or representative basis. For example, in August 2020, a representative action under California’s Private Attorneys General Act was filed against us alleging various violations of California’s wage and hour laws relating to our current and former non-exempt stylist employees. While we were able to settle this matter, future litigation concerning our styling employees could be expensive and time-consuming regardless of whether the claims against us are valid or whether we are ultimately determined to be liable, and could divert management’s attention from our business. We could also be adversely affected by negative publicity, litigation costs resulting from the defense of these claims, and the diversion of time and resources from our operations.
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
Our business and operating results are subject to national and global economic conditions and their impact on consumer discretionary spending. Some of the factors that may negatively influence consumer spending include high levels of unemployment; higher consumer debt levels; reductions in net worth, declines in asset values, and related market and macroeconomic uncertainty; recessionary concerns; home foreclosures and reductions in home values; fluctuating interest rates, increased inflationary pressures and credit availability; rising fuel and other energy costs; rising commodity prices; and general uncertainty regarding the overall future political and economic environment. We have experienced many of these factors, including current inflationary pressures, and are experiencing negative impacts on client demand and discretionary spending as a result. Consumer purchases of discretionary items, including the merchandise that we offer, generally decline during recessionary periods or periods of economic uncertainty, when disposable income is reduced or when there is a reduction in consumer confidence. Furthermore, economic conditions in certain regions may also be affected by natural disasters, such as hurricanes, tropical storms, earthquakes, and wildfires; public health crises; and other major unforeseen events.
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
In January 2022, our Board of Directors authorized a share repurchase program to repurchase up to $150.0 million of our outstanding Class A common stock, with no expiration date. Although our Board of Directors has authorized this repurchase program, the program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The actual timing and amount of repurchases remain subject to a variety of factors, including stock price, trading volume, market conditions and other general business considerations. In addition, the terms of our amended and restated credit agreement with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (successor by purchase to the Federal Deposit Insurance Corporation as Receiver for Silicon Valley Bridge Bank, N.A. (as successor of Silicon Valley Bank)), and other lenders impose limitations on our ability to repurchase shares. The share repurchase program may be modified, suspended, or terminated at any time, and we cannot guarantee that the program will be fully consummated or that it will enhance long-term stockholder value. The program could affect the trading price of our stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our stock. In addition, this program could diminish our cash and cash equivalents and marketable securities.
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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As a result, the holders of our Class B common stock, including our directors, executive officers, and their affiliates, are able to exercise considerable influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stock holdings represent less than 50% of the outstanding shares of our capital stock. As of June 2, 2023, 28,709,185 of our 113,767,278 shares outstanding were held by our directors, executive officers, and their affiliates, and 25,033,910 of such shares held by our directors, executive officers, and their affiliates were shares of Class B common stock. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests. This control may adversely affect the market price of our Class A common stock.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In January 2022, our Board of Directors authorized a share repurchase program to repurchase up to $150.0 million of our outstanding Class A common stock, with no expiration date (the “2022 Repurchase Program”). We may repurchase shares from time to time through open market repurchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. The actual timing, number and value of shares repurchased in the future will be determined by the Company in its discretion and will depend on a number of factors, including price, trading volume, market conditions, and other general business conditions. During the third quarter of 2023, we did not repurchase any shares of our common stock and we had $120.0 million remaining in share repurchase capacity as of April 29, 2023.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
None.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

	Exhibit Number	Description	Incorporation By Reference
			Form	SEC File No.	Exhibit	Filing Date	Filed or Furnished Herewith
	3.1	Amended and Restated Certificate of Incorporation of Stitch Fix, Inc.	8-K	001-38291	3.1	11/21/2017
	3.2	Amended and Restated Bylaws of Stitch Fix, Inc.	8-K	001-38291	3.2	11/21/2017
	10.1	Chief Financial Officer Offer Letter, by and between Stitch Fix, Inc. and David Aufderhaar, dated April 4, 2023.					X
	31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
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

Stitch Fix, Inc.
Date:	June 7, 2023	By:	/s/ David Aufderhaar
David Aufderhaar
Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Sarah Barkema
Sarah Barkema
Chief Accounting Officer
(Principal Accounting Officer)