Form 10-K
period 2023-07-29
Stitch Fix, Inc.
filed 2023-09-20
CIK 1576942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 29, 2023
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of January 28, 2023, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting Class A common stock and Class B common stock held by non-affiliates of the registrant was approximately $412,419,941 and $1,833,283, respectively, based on a closing price of $4.94 per share of the registrant’s Class A common stock as reported on The Nasdaq Global Market on January 27, 2023.
As of September 15, 2023, the number of outstanding shares of the registrant’s Class A common stock, par value $0.00002 per share, was 91,922,200, and the number of outstanding shares of the registrant’s Class B common stock, par value $0.00002 per share, was 25,405,020.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

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
We are successful when we are able to help clients find what they love again and again, creating long-term, trusted relationships. Our clients share personal information with us, including detailed style, size, fit, and price preferences, as well as unique inputs, such as how often they dress for certain occasions or which parts of their bodies they like to flaunt or cover up. Our clients are motivated to share these personal details with us and provide us with ongoing feedback because they recognize that doing so will result in more personalized and successful experiences. This feedback also creates a valuable network effect by helping us to better serve other clients. As of July 29, 2023, we had approximately 3,297,000 active clients. Refer to the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Financial and Operating Metrics” for information on how we define and calculate active clients.
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
We offer merchandise across multiple price points and styles from established and emerging brands, as well as our own private labels. Many of our brand partners also design and supply items exclusively for our clients.
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
Competition
The retail apparel industry is highly competitive. Our competitors include eCommerce companies that sell apparel, shoes, and accessories; local, national, and global department stores; specialty retailers; discount chains; independent retail stores; and the online offerings of these traditional retail competitors. Additionally, we compete for our clients’ consumer discretionary spending from other shopping categories and experiences.
We compete primarily on the basis of client experience, brand, product selection, quality, convenience, and price. We believe that we are able to compete effectively because we offer clients a personalized and fun shopping experience that our competitors are unable to match. Refer to Part I, Item 1A “Risk Factors — Our industry is highly competitive and if we do not compete effectively our operating results could be adversely affected” for more information.
Our Service
We help millions of clients discover and buy what they love through personalized apparel, shoes, and accessories.
Our Data Science Advantage
Our data science capabilities fuel our business. These capabilities consist of our rich and growing set of detailed client and merchandise data and our proprietary algorithms. We use data science throughout our business, including to style our clients, offer personalized direct buy options, predict purchase behavior, forecast demand, and optimize inventory.

Our data set is particularly powerful because:
•the vast majority of our client data is provided directly and explicitly by the client, rather than inferred, scraped, or obtained from other sources;
•our clients are motivated to provide us with relevant personal data, both at initial sign-up and over time as they use our service, because they trust it will improve their shopping experience; and
•our merchandise data tracks dimensions that enable us to predict purchase behavior and deliver a more personalized experience.
On average, clients that complete our style profile provide us with over 91 meaningful data points, including detailed style, size, fit, and price preferences, as well as unique inputs such as how often they dress for certain occasions or which parts of their bodies the clients like to flaunt or cover up. Over time, through their feedback on Fixes they receive and Freestyle orders, clients share additional information about their preferences as well as detailed data about both the merchandise they keep and return. Historically, over 81% of our Fix shipments have resulted in direct client feedback. This feedback loop drives important network effects, as our client-provided data informs not only our personalization capabilities for the specific client, but also helps us better serve other clients. In addition, Style Shuffle, an interactive mobile and web-based feature in which participants rate Stitch Fix merchandise and outfits, has collected more than 10 billion Style Shuffle ratings, and provides additional data to strengthen our understanding of client tastes and style preferences.
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
•nuanced descriptors, such as how appropriate the piece is for a client that prefers preppy clothing or whether it is appropriate for a formal event; and
•client feedback, such as how the item fits a 5’7” client or how popular the piece is with young mothers.
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
•acquire new clients; and
•expand our addressable market.
How it Works
Clients can engage with us in two ways that, when combined, form an ecosystem of personalized styling experiences. The first is the “Fix,” a personalized shipment of items informed by algorithms and sent by a Stitch Fix Stylist. The second is “Freestyle,” an online assortment of apparel, shoes, and accessories personalized to each client from which the client can purchase.
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
Once clients decide which items they wish to keep, they can easily check out and pick the delivery date for their next Fix via our website or mobile application.
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
Our Merchandise, Brand Partners, and Owned Private Label Brands
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
Brands and Products Exclusive to Stitch Fix
We offer products exclusive to Stitch Fix through Owned Private Label Brands.
We bring to market our own styles, which we refer to as Owned Private Label Brands, in order to target specific client needs that are unmet by what our merchandising team can source in the market. We use data science to identify and develop the new products for our Owned Private Label Brands. We then pair our data with the expertise of our merchandise vendors to bring these new products to market. We expect our product development efforts will yield better products for our clients as we acquire more data and feedback.
Owned Private Label Brands are a meaningful part of our business and we expect them to be a permanent part of our portfolio. However, we do not have specific targets for the merchandise mix provided by our brand partners and our Owned Private Label Brands, and expect it will fluctuate over time. We will continue to develop products when we identify opportunities or gaps in the market.
Sourcing
We purchase substantially all of our merchandise directly from our brand partners or Owned Private Label Brands merchandise vendors, who are responsible for the entire manufacturing process.
For the production of our Owned Private Label Brands, we contract with merchandise vendors, some of whom operate their own manufacturing facilities and others subcontract the manufacturing to third parties. Our vendors generally agree to our standard vendor terms, which govern our business relationship. Although we do not have long-term agreements with our vendors, we have long-standing relationships with a diverse base of vendors that we believe to be mutually satisfactory.
All of our Owned Private Label Brand merchandise is produced according to our specifications, and we require that all of our vendors comply with applicable law and observe strict standards of conduct. We have hired independent firms that conduct initial and ongoing audits of the working conditions at the factories producing our Owned Private Label Brands. If an audit reveals potential problems, we require that the vendor institute corrective action plans to bring the factory into compliance with our standards, or we may discontinue our relationship with the vendor.

Inventory Management and Fulfillment
We utilize six fulfillment centers, five of which are in the United States (located in Arizona, Texas, Pennsylvania, Georgia, and Indiana), and one of which is in the UK, and is operated by a third party. In furtherance and as an expansion of the restructuring plan announced in June 2022 (the “2022 Restructuring Plan”), we announced in June 2023 the intended closures of our fulfillment centers in Pennsylvania and Texas. Following the closures, we will have a three fulfillment center strategy in the United States, which we believe will more optimally serve our clients across the entire country by showcasing the most relevant breadth and depth of inventory for stylists to send to clients with a lower inventory base now, and even as we grow our client base. Additionally, in connection with the 2022 Restructuring Plan, in June 2023, we also announced that we would enter a consultation period, in accordance with UK law, to explore exiting the market in the UK. On August 24, 2023, we ended the consultation period, and made the decision to exit our business and wind down our operations in the UK. Refer to Note 13, “Restructuring” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report for more details.
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
Seasonality
Seasonality in our business does not follow that of traditional retailers, such as typical high concentration of revenue in the holiday quarter. Historically, our net sales have not been concentrated in a particular period or season, with 28%, 25%, 24%, and 23% of our annual net sales being recognized during the first, second, third, and fourth quarters of the fiscal year ended July 29, 2023, respectively.
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
We are the registered holder of multiple domestic and international domain names that include “stitchfix” and similar variations. We also hold domain registrations for many of our private label brand names and other related trade names and slogans.
Our proprietary algorithm technologies, other than those incorporated into a patent application, are protected by trade secret laws.
In addition to the protection provided by our intellectual property rights, we enter into confidentiality and proprietary rights agreements with our employees, consultants, contractors, and business partners. Our employees are also subject to invention assignment agreements. We further control the use of our proprietary technology and intellectual property through provisions in both our client terms of use on our website and mobile app and in our vendor terms and conditions.
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

Human Capital
Headcount
As of July 29, 2023, we had approximately 5,860 full-time and part-time employees, including 2,620 stylists, 2,270 fulfillment center employees, 240 engineers and data scientists, 130 client experience employees, 180 merchandising employees, and 420 general and administrative employees. As of such date, 84% of our employees, 50% of our management team, and 38% of our Board of Directors identified as women.
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
We established a system of equal pay from Stitch Fix’s inception. We believe a fair and unbiased compensation structure is a critical component to drive a more inclusive culture within our own walls and beyond — and ultimately helps us attract and retain the highest caliber talent. It also means that we can sustain a system that creates less motivation for self-serving politics or individual goals, and creates intrinsic motivation to drive toward collective success and the happiness of our clients.
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
Diversity, Equity, and Inclusion
The goal of our Diversity, Equity, and Inclusion strategy is to ensure that our people and business practices allow us to build a company, products, and experiences that reflect the richness of the communities in which we operate. We know that a diverse employee base makes Stitch Fix better, our ideas stronger, and our experience more broadly resonate with the clients we serve today, and will serve in the future. We work towards equitable practices to mitigate bias across areas like hiring, employee performance, evaluation, and promotion; our employee experience; and our vendor and brand engagement. We invest in spaces for employees to learn and grow so that they are equipped to design and uphold equitable systems and processes.
To ensure that our ongoing Diversity, Equity, and Inclusion strategy is informed by and rooted in data, we analyze and share our company demography on our website. We do this to drive knowledge, precision, and transparency—not only for ourselves internally, but also to contribute to the dialogue and information sharing that is critical to chartering a path forward for the industry.
We also have established seven Employee Resource Groups, which we call Stitch Fix Communities. The goal of our Stitch Fix Communities is to create spaces that drive increased inclusion and belonging for individuals from underrepresented groups who have historically been marginalized in our broader society, to build on our mission of inspiring people to be their best, authentic selves, and to create opportunities for employees to share their perspectives with our leaders and connect with each other on a deeper level. Each Stitch Fix Community is led by employees who are supported by an Executive Sponsor, recognized for their leadership, and compensated for their time with learning and development investments and annual special equity grants.

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
Risks Relating to Our Business
•We may be unable to retain clients or maintain a high level of engagement with our clients and maintain or increase their spending with us, which could harm our business, financial condition, or operating results.
•Our growth depends on attracting new clients.
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
•We may not be able to return to revenue growth and we may not be profitable in the future.
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
•Compromises of our data security or that of our third-party service providers could cause us to incur unexpected expenses and may materially harm our reputation and operating results.
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
•Our use of personal information, personal data, and sensitive information subjects us to privacy laws and other obligations (such as cybersecurity and data protection in contracts), and our compliance with or failure to comply with such obligations could harm our business.
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
•We may not be able to generate sufficient capital to support and grow our business, and outside capital might not be available or may be available only by diluting existing stockholders.
•If securities or industry analysts either do not publish research about us or publish inaccurate or unfavorable research about us, our business, or our market, or if they change their recommendations regarding our Class A common stock adversely, the trading price or trading volume of our Class A common stock could decline.

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
Risks Relating to Our Business
We may be unable to retain clients or maintain a high level of engagement with our clients and maintain or increase their spending with us, which could harm our business, financial condition, or operating results.
If our existing clients no longer find our service and merchandise appealing or appropriately priced, they may make fewer purchases or may stop using our service altogether. Even if our existing clients continue to find our service and merchandise appealing, they may decide to receive fewer Fixes or purchase fewer items from their Fixes or through Freestyle as their demand for new apparel declines, due to macroeconomic conditions, or for other reasons. A high proportion of our revenue comes from repeat purchases by existing clients, especially those existing clients who are highly engaged and purchase a significant amount of merchandise from us. If clients who receive Fixes most frequently or purchase a significant amount of merchandise from us make fewer or lower priced purchases or stop using our service altogether, our financial results will be negatively affected. For instance, in fiscal year 2023, our number of active clients decreased throughout the year due to our inability to attract new clients and retain existing clients. This negatively affected our fiscal year 2023 revenue and is expected to affect our revenue in fiscal year 2024.
We seek to attract high-quality clients who will remain clients for the long term, but our efforts may not be successful or produce the results we anticipate. For example, if we are not able to engage new Fix clients effectively so they continue receiving Fixes after their first few tries, our active client growth will continue to suffer. In addition, in the fall of 2021, we launched Freestyle to new-to-Stitch Fix clients. We did not acquire as many new clients through Freestyle as we had hoped. Our inability to attract and keep high-quality clients engaged, a continued decrease in our number of active clients, or a decrease in client spending could negatively affect our operating results.
Our growth depends on attracting new clients.
Our success depends on our ability to attract new clients in a cost-effective manner. To expand our client base, we must appeal to and acquire clients who have historically used other means to purchase apparel, shoes, and accessories, such as traditional brick-and-mortar retailers or other online retailers. We currently utilize both digital and offline channels to attract new visitors to our website or mobile app and subsequently convert them into clients. At any given time, our advertising efforts may include, social media marketing, keyword search campaigns, affiliate programs, partnerships, campaigns with celebrities and influencers, display advertising, television, radio, video, content, direct mail, email, mobile “push” communications, SMS, and search engine optimization. Our marketing expenses have varied from period to period, and we expect this trend to continue as we evolve our marketing strategies and employ a disciplined approach to marketing spend. If we increase our marketing spend, we cannot be certain that these increases will yield more clients, achieve meaningful payback on our investments, or be cost effective. We may also adjust our marketing strategy or decrease spend within a period if we are not achieving the intended results or if we believe the return-on-investment is not favorable, which may result in faster or slower rates of active client growth in any given period. For instance in the first and second quarters of fiscal 2022, we spent less on marketing because we were experiencing weaker-than-expected conversion of new clients and decided to pull back to focus on evolving the Freestyle offering and refining the client onboarding experience. This negatively impacted our ability to acquire new clients, and in turn, our net revenue in subsequent quarters of fiscal year 2022. We also experienced weaker-than-expected conversion of new clients in the second and third quarters of fiscal year 2022 driven by onboarding challenges and lower site traffic, due in part to the ongoing effects of Apple’s iOS privacy changes that require apps to get a user’s opt-in permission before tracking the user or sharing the user’s data across apps or websites owned by companies other than the app’s owner.
In addition, we seek to attract new clients by offering new products, services, and ways to engage with our platform, such as our Freestyle offering. If such new products or services are not timely or successfully launched or are not successful in attracting new clients, our results of operations may suffer. In fiscal 2022, our results were below our expectations, in large part, because the initial launch of Freestyle did not drive as much new client growth as we anticipated. Moreover, new clients may not purchase from us as frequently or spend as much with us as existing clients, and the revenue generated from new clients may not be as high as the revenue generated from our existing clients. These factors may harm our growth prospects and our business could be adversely affected.

We rely on paid marketing to help grow our business, but these efforts may not be successful or cost effective, and such expenses may vary from period to period.
Promoting awareness of our service is important to our ability to grow our business, drive client engagement, and attract new clients. At any given time, our marketing and advertising efforts may include, client referrals, social media marketing, keyword search campaigns, affiliate programs, partnerships, campaigns with celebrities and influencers, display advertising, television, radio, video, content, direct mail, email, mobile “push” communications, SMS, and search engine optimization. External factors beyond our control, including general economic conditions and decreased discretionary consumer spending, have impacted and may in the future impact the success of our marketing initiatives or how much we decide to spend on marketing in a given period. We also adjust our marketing activity from period to period or within a period as we launch new initiatives or offerings, such as Freestyle, run tests, or make decisions on marketing investments in response to anticipated rates of return, such as when we identify favorable cost per acquisition trends. For example, in the first and second fiscal quarters of fiscal year 2022, we spent less on marketing because we were experiencing weaker-than-expected conversion of new clients and decided to pull back to focus on evolving the Freestyle offering and refining the client onboarding experience. This led to fewer clients being acquired, which negatively impacted our net revenue for the remainder of fiscal year 2022. We have seen increased costs in certain digital marketing channels and our marketing initiatives may become increasingly expensive; generating a meaningful return on those initiatives may be difficult. Even if we successfully increase revenue as a result of our paid marketing efforts, it may not offset the additional marketing expenses we incur.
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
Further, mobile operating system and web browser providers, such as Apple and Google, have implemented product changes to limit the ability of advertisers to collect and use data to target and measure advertising. For example, Apple made a change in iOS 14 that required apps to get a user’s opt-in permission before tracking a user or sharing the user’s data across apps or websites owned by companies other than the app’s owner. Google has updated its timetable for restricting the use of third-party cookies in its Chrome browser, consistent with similar actions taken by the owners of other browsers, such as Apple in its Safari browser, and Mozilla in its Firefox browser. In early 2024, Google will begin banning third party cookies with the goal of phasing them out by the end of 2024. These changes have reduced and will continue to reduce our ability to efficiently target and measure advertising, in particular through online social networks, making our advertising less cost effective and successful. We expect to continue to be impacted by these changes.
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
To ensure timely delivery of merchandise, we generally enter into purchase contracts well in advance of a particular season and often before apparel trends are confirmed by client purchases. As a result, we are vulnerable to demand and pricing shifts and to suboptimal selection and timing of merchandise purchases. We rely on our merchandising team to order styles and products that our clients will purchase and we rely on our data science to inform the depth and breadth of inventory we purchase, including when to reorder items that are selling well and when to write off items that are not selling well. We have not always predicted demand and clients’ preferences with accuracy, which has negatively impacted revenue or resulted in significant write-offs when we have sub-optimal inventory assortment. For instance, in the fourth quarter of fiscal 2022, we experienced weaker consumer demand, which caused us to have higher inventory levels and increased inventory reserves that affected our financial results.
In the third quarter of fiscal 2023, we announced the closure of two additional U.S. fulfillment centers because we believe our inventory would be better optimized across a smaller network of warehouses in the U.S., allowing us to deliver a better client experience with access to a greater breadth inventory for a given Fix, while at the same time operating with lower, more cash efficient, inventory levels. This smaller inventory base and our focus on inventory efficiency creates increased risk related to inventory assortment. If we experience sub-optimal inventory assortment to meet demand, it may affect revenue in current and future quarters. If we do not predict client demand accurately, do not reorder or write off the right products in a timely manner, or otherwise do not effectively manage our inventory, we may experience significant inventory write-offs or insufficient inventory to meet demand, which would adversely affect our operating results.
Additionally, many of our inventory vendors utilize third parties to provide financing that enables them produce and ship our items. While we do not manage the relationships with our vendors and their financial intermediaries, the tightening of credit markets, as well as our recent operating results, have put pressure on some of our vendors’ ability to secure that financing. This may impact our ability to receive inventory and manage our assortment.

Our inventory levels also may be affected by product launch delays, consumer demand fluctuations due to macroeconomic factors, uncertainty or otherwise, disruptions in our systems due to upgrades, launches or otherwise, freight delays, vendor relationships, capacity constraints, and our inability to predict demand with respect to categories or products. For example, freight delays caused by lockdowns due to COVID-19, port closures, port congestion, and shipping container and ship shortages have affected us and caused us to experience delays in receiving inventory. Freight delays caused by these issues or new issues, including labor disruptions or shortages, may affect us in future quarters. Also, in the past we have experienced challenges managing our inventory within the fulfillment centers given storage capacity constraints and challenges hiring fulfillment center employees. Any future such challenges could affect, the amount and types of inventory we have available to offer to clients, and therefore negatively affect our operating results.
Operational constraints at our fulfillment centers or our failure to adequately and effectively staff our fulfillment centers could adversely affect our client experience and operating results.
We currently receive and distribute merchandise at five fulfillment centers in the United States. We also have a fulfillment center in the UK, which is operated by a third party. In June 2023, we announced we planned to enter a consultation period to explore exiting the market in the UK, and on August 24, 2023, we ended the consultation period and made the decision to exit our UK business and wind down operations. In June 2023, we announced the intended closures of our Pennsylvania Texas fulfillment centers. Following the closure of these fulfillment centers, we will operate three fulfillment centers in the United States. While we believe three fulfillment centers is the appropriate number to provide the greatest breadth and depth of inventory to our clients and stylists and will allow us to service the same number of existing clients with lower inventory levels, this decreased fulfillment system could cause operational constraints or decreased capacity that could significantly affect our client experience or revenue. Additionally, we may experience operational issues as we transition to our new fulfillment center model which could affect our client experience and financial results.
Severe weather events, including earthquakes, hurricanes, tornadoes, floods, fires, storms, and other adverse weather events and climate conditions could also cause operational constraints or temporarily reduce our ability to ship merchandise to clients. For instance, the severe winter weather and temperatures experienced in Texas and other parts of the country in February 2021 caused us to temporarily close two of our fulfillment centers and affected the shipping of merchandise in and out of our fulfillment centers. Future weather events, which we expect to become more frequent and more severe with the increasing effects of climate change, could have a significant impact on our operations and results of operations. Additionally, the impact of such weather events affecting one or more fulfillment center may be exacerbated due to the fact that we will have fewer fulfillment centers to continue operations during such a closure and therefore each individual fulfillment center will represent a larger portion of our overall business. Further, during the third quarter of our 2020 fiscal year, in response to the COVID-19 pandemic, we temporarily closed three of our fulfillment centers and implemented changes that resulted in operational constraints, which in turn temporarily reduced our ability to ship merchandise to clients and earn revenue. In fiscal year 2021, we experienced smaller, intermittent interruptions in connection with an increase of COVID-19 cases in our fulfillment centers. Any future surges of COVID-19 or future pandemics may negatively affect capacity at our fulfillment centers.
We have in the past experienced difficulty hiring employees in our fulfillment centers, which we attributed to COVID-19 concerns and to increased competition and rising wages for eCommerce fulfillment center workers. To address this, we increased wages in our fulfillment centers and implemented other policies in order to be more competitive in hiring employees. These wage increases impacted our operating results. We may in the future have difficulty hiring employees in fulfillment centers due to increased competition or otherwise and we may have to increase wages for our fulfillment center employees, which would impact our operating results. These hiring difficulties have caused capacity constraints in our fulfillment centers in the past and could in the future cause capacity constraints. Capacity constraints in our fulfillment centers could affect the amount and types of inventory we have available to offer to clients, which will affect our results of operations. Any capacity constraints due to hiring difficulties may be exacerbated due to the fact that we will have fewer fulfillment centers. If we are unable to adequately staff our fulfillment centers to meet demand, or if the cost of such staffing is higher than projected due to competition, mandated wage increases, regulatory changes, or other factors, our operating results will be further harmed.
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
The fabrics used by our vendors are made of raw materials including, but not limited to, petroleum-based products and cotton. Significant price increases or fluctuations, currency volatility or fluctuation, tariffs, shortages, increases in shipping or freight costs, or shipping delays of petroleum, cotton, or other raw materials could significantly increase our cost of goods sold or affect our operating results. Additionally, we have limited visibility into delays and limited control over shipping. We have also experienced increased costs of goods due to freight challenges, increases in the price of raw materials, inflationary pressures, rising fuel and other energy costs, and currency volatility. Any additional price increases will affect our operating results.
Other factors such as natural disasters have in the past increased raw material costs, impacted pricing with certain of our vendors, and caused shipping delays for certain of our merchandise. Also, the U.S. government’s ban on cotton imported from the Xinjiang region of China, the source of a large portion of the world’s cotton supply, may impact prices and the availability of cotton for our merchandise. Additionally, our products and materials (including potentially non-cotton materials) could be held for inspection by the United States Customs Border Protection (the “U.S. CBP”), which would cause delays and unexpectedly affect our inventory levels. In addition, the labor costs to produce our products may fluctuate. In the event of a significant disruption in the supply of fabrics or raw materials used in the manufacture of the merchandise we offer, our vendors might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price. Any delays, interruption, damage to, or increased costs in raw materials or the manufacture of the merchandise we offer could result in higher prices to acquire the merchandise, or non-delivery of merchandise altogether, and could adversely affect our operating results.
In addition, we cannot guarantee that merchandise we receive from vendors will be of sufficient quality or free from damage, or that such merchandise will not be damaged during shipping, while stored in one of our fulfillment centers, or when returned by customers. While we take measures to ensure merchandise quality and avoid damage, we cannot control merchandise while it is out of our possession. We may incur additional expenses and our reputation could be harmed if clients and potential clients believe that our merchandise is not of high quality or may be damaged.
We may not be able to return to revenue growth and we may not be profitable in the future.
Our past revenue growth and profitability should not be considered indicative of our future performance. Our revenue decreased by 21.0% in fiscal 2023 compared to fiscal 2022, decreased by 1.4% in fiscal 2022 compared to fiscal 2021, and increased by 22.8% in fiscal 2021 compared to fiscal 2020. Our revenue may continue to decline in future periods due to a number of factors, which may include our inability to attract and retain clients, general economic conditions, including a recession or decreased discretionary consumer spending, decreases in marketing spend, a decreased demand for our merchandise and service, increased competition, decreases in the growth rate of our overall market, or our failure to capitalize on growth opportunities.

We announced a restructuring plan in June 2022, intended to reduce our future fixed and variable operating costs. However, our restructuring plan may not adequately reduce expenses or impact our results as we anticipate. Moreover, our expenses may increase, particularly if we develop and introduce new merchandise offerings, need to hire and retain personnel, or increase investment in our marketing initiatives. We may not always pursue short-term profits but are often focused on long-term growth, which may impact our financial results. If our revenue does not increase to offset increases in our operating expenses, we may not be profitable in future periods.
If we fail to effectively manage our business, our financial condition and operating results could be harmed.
We must continue to implement our operational plans and strategies, and improve and expand our infrastructure of people and technology. Additionally, we expect to continue to introduce new offerings, business strategies and initiatives, and improve on existing offerings. Our operations, vendor base, fulfillment centers, information technology systems, or internal controls and procedures may not be adequate to support our changing operations. Any change or upgrade to our systems to support the increasing complexity of our business involves risk and we may experience problems or delays as we make upgrades or changes to our systems. For example, in the first quarter of fiscal 2022, we experienced technical issues following a systems upgrade to our procure-to-pay processes which affected the transmission, receipt, and reconciliation of purchase orders and payments with many of our apparel and accessory vendors. The roll-out of new offerings and initiatives require investments of time and resources and may require changes in our website, mobile apps, information technology systems or processes, which involves inherent risk. These initiatives and changes also may not be rolled out as timely or effectively as we expect or may not produce the results we intend. If new offerings and initiatives are delayed, it could affect our inventory levels. If we are unable to manage the growth of our organization effectively, or if growth initiatives are not introduced timely, do not produce the anticipated results, or cause unanticipated issues, our business, financial condition, and operating results may be adversely affected.
If we fail to attract and retain key personnel, effectively manage succession, or hire, develop, and motivate our employees, our business, financial condition, and operating results could be adversely affected.
Our success depends in part on our ability to attract and retain key personnel on our management team and in our merchandising, algorithms, engineering, marketing, styling, and other organizations. We do not currently maintain key-person life insurance policies on any member of our senior management team or other key employees.
We do not have long-term employment or non-competition agreements with any of our personnel. We have had senior employees leave Stitch Fix, including most recently the roles of Chief Financial Officer and Chief Technology Officer, and cannot necessarily anticipate when this will happen in the future and whether we will be able to promptly replace such employees. Additionally, in January 2023, the Company and Elizabeth Spaulding, the Company’s then-current Chief Executive Officer, agreed that she would step down from her employment with the Company and the Board of Directors appointed Katrina Lake, the Company’s Founder and Executive Chairperson of the Board of Directors, as interim Chief Executive Officer. Ms. Lake served in that position until Matt Baer joined as Chief Executive Officer of the Company in June 2023. The recent frequent changes in our management team and senior leadership could cause retention and morale concerns among current employees, as well as operational risks. And if Mr. Baer’s succession to Chief Executive Officer is not managed successfully, including his ability to lead a team that can effectively implement the Company’s strategic plans, it could disrupt our business, affect our Company culture, cause retention concerns with respect to our colleagues, and affect our financial condition and operating results. Additionally, the loss of one or more of our key personnel or the inability to promptly identify a suitable successor to a key role could have an adverse effect on our business,
We have experienced increased employee turnover as a result of the general market conditions and a competitive talent market within the U.S., as well as Company-specific factors, such as share price decline, business performance, and leadership changes, and we expect to continue to experience increased employee turnover in the future. We announced a restructuring plan in June 2022 that reduced our workforce by 15% of salaried positions and represents 4% of our roles in total, and announced a further reduction in force on January 5, 2023, affecting 6% of the Company’s then-current employee workforce, including approximately 20% of employees in salaried positions. In June 2023, we announced the closure of two fulfillment centers and our intention to enter a consultation period to explore exiting the market in the U.K. and on August 24, 2023, we ended the consultation period and made the decision to exit our UK business and wind down operations. This additional reduction in workforce and change in our operations may cause additional attrition and affect employee morale. Additionally, as we are operating our business with fewer employees, we face additional risk that we might not be able to execute on our strategic plans and product roadmap, which may have an adverse effect on our business, financial condition, and operating results.
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
New offerings may not have the same success, or gain traction as quickly, as our current offerings. If our new offerings are not accepted by our clients or do not attract new clients, our sales may fall short of expectations, our brand and reputation could be adversely affected, and we may incur expenses that are not offset by sales. Developing new offerings requires significant investments of resources and time, and if a new offering is not successful, our business may not grow as anticipated. If the launch of a new category or offering requires investments greater than we expect, is delayed or is not executed well, our operating results could be negatively impacted. For example, in launching Freestyle to new customers during our fiscal 2022, we implemented client on-boarding changes in an effort to drive new clients to Freestyle. These changes resulted in lower conversion of new clients to our Fix offering, which impacted our operating results. Also, our business may be adversely affected if we are unable to attract brands and other merchandise vendors that produce sufficient high-quality, appropriately priced, and on-trend merchandise.
Our current merchandise offerings have a range of margin profiles and we believe new offerings will also have a broad range of margin profiles that will affect our operating results. If we enter into new categories, we may not have as high purchasing power as we do in our current offerings, which could increase our costs of goods sold and further reduce our margins. Expansion of our merchandise offerings may also strain our management and operational resources, specifically the need to hire and manage additional merchandise buyers to source new merchandise and to allocate new categories across our distribution network. We may also face greater competition in specific categories from companies that are more focused on these areas. For instance, our entry into the Kids category means we now compete with a number of additional companies that have been in the Kids category for a longer period of time and may have more experience in children’s clothing. If any of the above were to occur, it could damage our reputation, limit our growth, and have an adverse effect on our operating results.
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
•manage our inventory effectively;
•adequately and effectively staff our fulfillment centers;
•anticipate and respond to macroeconomic changes;
•increase our market share;
•increase consumer awareness of our brand and maintain our reputation;
•successfully expand our offering;
•anticipate and respond to changing style trends and consumer preferences;
•compete effectively;
•avoid interruptions in our business from information technology downtime, cybersecurity breaches, or labor stoppages;
•effectively manage our growth;
•continue to enhance our personalization capabilities;
•hire, integrate, and retain talented people at all levels of our organization;

•maintain and improve the quality of our technology infrastructure;
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
As of July 29, 2023, approximately 2,620 of our employees were stylists, most of whom work on a part-time basis for us and are paid hourly. The stylists track and report the time they spend working for us. These employees are classified as nonexempt under federal and state law. If we fail to effectively manage our stylists, including by ensuring accurate tracking and reporting of their hours worked and proper processing of their hourly wages, then we may face claims alleging violations of wage and hour employment laws, including, without limitation, claims of back wages, unpaid overtime pay, and missed meal and rest periods. Any such employee litigation could be attempted on a class or representative basis. For example, in August 2020, a representative action under California’s Private Attorneys General Act was filed against us alleging various violations of California’s wage and hour laws relating to our current and former non-exempt stylist employees. While we were able to settle this matter, future litigation concerning our styling employees could be expensive and time-consuming regardless of whether the claims against us are valid or whether we are ultimately determined to be liable, and could divert management’s attention from our business. We could also be adversely affected by negative publicity, litigation costs resulting from the defense of these claims, and the diversion of time and resources from our operations.
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
In addition, our Owned Private Label Brands are sourced from third-party vendors and contract manufacturers. The loss of one of our Owned Private Label Brand vendors for any reason, or our inability to source any additional vendors needed for our Owned Private Label Brands, could require us to source Owned Private Label Brands merchandise from another vendor or manufacturer, which could cause inventory delays, impact our clients’ experiences, and otherwise harm our operating results.
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
Our business and operating results are subject to national and global economic conditions and their impact on consumer discretionary spending. Some of the factors that may negatively influence consumer spending include high levels of unemployment; higher consumer debt levels; reductions in net worth and declines in asset values; macroeconomic uncertainty; recessionary concerns; home foreclosures and reductions in home values; fluctuating interest rates, increased inflationary pressures and credit availability; rising fuel and other energy costs; rising commodity prices; and general uncertainty regarding the overall future political and economic environment. We have experienced many of these factors, including current inflationary pressures, and have experienced negative impacts on client demand and discretionary spending as a result. Consumer purchases of discretionary items, including the merchandise that we offer, generally decline during recessionary periods or periods of economic uncertainty, when disposable income is reduced or when there is a reduction in consumer confidence. Furthermore, economic conditions in certain regions may also be affected by natural disasters, such as hurricanes, tropical storms, earthquakes, and wildfires; public health crises; and other major unforeseen events.
Adverse economic changes could reduce consumer confidence, and could thereby negatively affect our operating results. In challenging and uncertain economic environments, we cannot predict whether or when such circumstances may improve or worsen, or what impact such circumstances could have on our business. Additionally, the ongoing volatile and uncertain macroeconomic environment that we have been experiencing since the onset of the COVID-19 pandemic has likely reduced, and may continue to reduce, our ability to forecast our future operating results.
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
•delivering merchandise that each client perceives as personalized to them;
•the amount, diversity, and quality of brands and merchandise that we or our competitors offer;
•our ability to expand and maintain appealing Owned Private Label Brands and exclusive-to-Stitch Fix merchandise;
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
Natural disasters, such as earthquakes, hurricanes, tornadoes, floods, fires, snow or ice storms, and other adverse weather events and climate conditions, which we expect to become more frequent and more severe with the increasing effects of climate change; unforeseen public health crises, such as the COVID-19 pandemic or other pandemics and epidemics; political crises, such as terrorist attacks, war, and other political instability, including the ongoing conflict between Ukraine and Russia; or other catastrophic events, whether occurring in the United States or internationally, could disrupt our operations or cause us to close one or more of our offices and fulfillment centers or could disrupt, delay, or otherwise negatively impact the operations of one or more of our third-party providers or vendors. For instance, the severe winter weather and temperatures experienced in Texas and other parts of the country in February 2021 caused us to temporarily close two of our fulfillment centers and affected the shipping of merchandise in and out of fulfillment centers. Furthermore, these types of events could impact our merchandise supply chain, including our ability to ship merchandise to or receive returned merchandise from clients in the impacted region, and could impact our ability or the ability of third parties to operate our sites and ship merchandise. In addition, these types of events could negatively impact consumer spending in the impacted regions.
In fact, the COVID-19 pandemic disrupted our operations in and caused us to temporarily close our offices and require that most of our employees work from home; disrupted our operations in and caused us to close fulfillment centers; required us to implement various operational changes to ensure the health and safety of our employees; had a range of negative effects on the operations of our third-party providers and vendors, including our merchandise supply chain and shipping partners; and negatively impacted consumer spending and the economy generally due to measures taken to contain the spread of COVID-19, such as government-mandated business closures, office closures, state and local orders to “shelter in place,” and travel and transportation restrictions, and otherwise. We experienced reduced capacity in the third quarter of fiscal year 2020 as we temporarily closed three of our fulfillment centers as we responded to the pandemic. We allowed employees to opt-in to work, provided them with four weeks of flexible paid time off, and implemented additional safety protocols. These efforts resulted in significantly less capacity in our fulfillment centers during the third quarter of fiscal year 2020, which resulted in delayed Fix shipments, a significant Fix backlog, delayed inventory and return processing, extended wait times for clients, and inventory management challenges. The COVID-19 pandemic and resulting economic disruption also led to significant volatility in the capital markets. We re-opened our headquarters to employees in the third quarter of 2022, but most employees to continue to work in a remote capacity or a hybrid of in-person and remote work. Remote working environments present additional risks, uncertainties and costs that could affect our performance, including increased operational risk, uncertainty regarding office space needs, heightened vulnerability to cyber attacks due to increased remote work, potential reduced productivity, changes to our Company culture, potential strains to our business continuity plans, and increased costs to ensure our offices are safe and functional as hybrid offices that enable effective collaboration of both remote and in-person colleagues. The COVID-19 pandemic caused many risks as described above and throughout these risk factors to materialize and adversely affected our business and operating results. Any future resurgences of COVID-19 or the occurrence of another natural disaster, pandemic, or crisis could disrupt our operations or negatively impact consumer spending, adversely affecting our business and results of operations.
Cybersecurity, Legal and Regulatory Risks
System interruptions that impair client access to our website or other performance failures or supply chain issues in our technology infrastructure could damage our business.
The satisfactory performance, reliability, and availability of our website, mobile application, internal applications, and technology infrastructure (and those of our third-party vendors and service providers) are critical to our business. We rely on our website and mobile application to engage with our clients and sell them merchandise. We also rely on a host of internal custom-built applications to run critical business functions, such as styling, merchandise purchasing, warehouse operations, and order fulfillment. In addition, we rely on a variety of third-party, cloud-based solution vendors for key elements of our technology infrastructure. These systems are vulnerable to damage or interruption and we have experienced interruptions in the past. For example, in February 2017, as a result of an outage with Amazon Web Services, where much of our technology infrastructure is hosted, we experienced disruptions in applications that support our warehouse operations and order fulfillment that caused a temporary slowdown in the number of Fix shipments we were able to make. Additionally, the launch of a new category or new product offering requires investments in and the development of new technology, which may be more susceptible to performance issues or interruptions. Interruptions may also be caused by a variety of incidents, including human error, our failure to update or improve our proprietary systems, cyber attacks, fire, flood, earthquake, power loss, or telecommunications failures. These risks are exacerbated by our move to a more remote workforce. Any failure or interruption of our website, mobile application, internal business applications, or our technology infrastructure (including any such issues with our third-party vendors and service providers) could harm our ability to serve our clients, which would adversely affect our business and operating results.
Compromises of our data security or that of our third-party service providers could cause us to incur unexpected expenses and may materially harm our reputation and operating results.
In the ordinary course of our business, we and our vendors and service providers collect, process, and store certain personal information and other data relating to individuals, such as our clients and employees, which may include client payment card information. We rely substantially on commercially available systems, software, tools, and monitoring to provide security for our processing, transmission, and storage of personal information and other confidential information. There can be no assurance, however, that we or our vendors will not suffer a data compromise, that hackers or other unauthorized parties will not gain access to personal information or other sensitive data, including payment card data or confidential business information, or that any such data compromise or unauthorized access will be discovered in a timely fashion. The techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not identified until they are launched against a target, and we and our vendors may be unable to anticipate these techniques or to implement adequate preventative measures. As we have moved to a more remote and hybrid work force, and as our vendors and other business partners have also moved to permanent or hybrid remote work as well, we and our partners may be more vulnerable to cyber attacks. In addition, our employees, contractors, vendors, or other third parties with whom we do business may attempt to circumvent security measures in order to misappropriate such personal information, confidential information, or other data, or may inadvertently release or compromise such data.
Compromise of our data security or the data security of third parties with whom we do business, failure to prevent or mitigate the loss of personal or business information, and delays in detecting or providing prompt notice of any such compromise or loss could disrupt our operations, damage our reputation, and subject us to litigation, government action, or other additional costs and liabilities that could adversely affect our business, financial condition, and operating results.
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
Some of the merchandise we sell, including our children’s merchandise, may expose us to product liability claims and litigation or regulatory action relating to personal injury or environmental or property damage. Although we maintain liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms or at all. In addition, some of our agreements with our vendors may not indemnify us from product liability for a particular vendor’s merchandise or our vendors may not have sufficient resources or insurance to satisfy their indemnity and defense obligations.
We purchase our merchandise from numerous domestic and international vendors. Our standard vendor terms and conditions require vendors to comply with applicable laws. We have hired independent firms that conduct audits of the working conditions at the factories producing our Owned Private Label Brands products. If an audit reveals potential problems, we require that the vendor institute corrective action plans to bring the factory into compliance with our standards, or we may discontinue our relationship with the vendor. The loss of an Owned Private Label Brands vendor due to failure to comply with our standards could cause inventory delays, impact our clients’ experiences, and otherwise harm our operating results. In addition, failure of our vendors to comply with applicable laws and regulations and contractual requirements could lead to litigation against us, resulting in increased legal expenses and costs. Furthermore, the failure of any such vendors to provide safe and humane factory conditions and oversight at their facilities could damage our reputation with clients or result in legal claims against us.
China’s Xinjiang Uyghur Autonomous Region (the “XUAR”) is the source of large amounts of cotton and textiles for the global apparel supply chain. The United States Treasury Department placed sanctions on China’s Xinjiang Production and Construction Corporation (“XPCC”) for serious human rights abuses against ethnic minorities in XUAR. Additionally, the U.S.’s Uyghur Forced Labor Prevention Act (“UFLPA”), empowers the U.S. Customs and Border Protection Agency (the “U.S. CBP”) to withhold release of items produced in whole or in part in the XUAR, or produced by companies included on a government-created UFLPA entity list, creating a presumption that such goods were produced using forced labor. XPCC controls many of the cotton farms and much of the textile industry in the region, and many large factories in XUAR produce fabrics and yarn for apparel. Although we do not intentionally source any products or materials from the XUAR (either directly or indirectly through our suppliers), we have no known involvement with XPCC or its subsidiaries and affiliates, and we prohibit our apparel vendors from doing business with XPCC or using forced labor, we do not have the ability to completely map our product supply chain, and we could be subject to penalties, fines or sanctions if any of the vendors from which we purchase goods is found to have dealings, directly or indirectly, with XPCC or entities it controls. Additionally, our products or materials (including potentially non-cotton materials) could be held or delayed by the U.S. CBP, which would cause delays and unexpectedly affect our inventory levels. Even if we were not subject to penalties, fines or sanctions, if products we source are linked in any way to XPCC, the XUAR, or an entity on the UFLPA entity list, our reputation could be damaged.
Our use of personal information, other personal data, and sensitive information subjects us to privacy laws and other obligations (such as cybersecurity and data protection in contracts), and our compliance with or failure to comply with such obligations could harm our business.
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
Although there are currently various mechanisms that may be used to transfer personal data from the UK to the United States in compliance with law, such as the UK’s standard contractual clauses, the UK’s International Data Transfer Agreement/Addendum, and the UK Extension to the EU-U.S. Data Privacy Framework (which allows for transfers for relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the UK (or other applicable jurisdictions) to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

Furthermore, the CCPA, as amended by the California Privacy Rights Act of 2020 (“CPRA”) (collectively, “CCPA”), applies to personal information of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for administrative fines of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. In addition, the CPRA expanded the CCPA’s requirements, including by adding a new right for individuals to correct their personal information and establishing a new regulatory agency to implement and enforce the law. A number of other states, such as Virginia and Colorado, have also passed comprehensive privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels. These developments further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, dissemination, and security of data. Further, the SEC has adopted new rules that require us to provide greater disclosures around proactive security protections that we employ and reactive issues (e.g., security incidents). Any such disclosures, including those under state data breach notification laws, can be costly, and the disclosures we make to comply with, or the failure to comply with, such requirements could lead to adverse consequences.
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
Even the perception that the privacy of personal information is not satisfactorily protected or does not meet regulatory requirements could inhibit clients’ use of our service or harm our brand and reputation. Furthermore, our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in such contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. Also, although we maintain insurance, the costs related to significant security breaches or disruptions could be material and could cause us to incur significant expenses beyond any of our insurance coverage.
Any of these matters could materially adversely affect our business, financial condition, or operating results.
Unfavorable changes or failure by us to comply with evolving internet and eCommerce regulations could substantially harm our business and operating results.
We are subject to general business regulations and laws as well as regulations and laws specifically governing the internet and eCommerce. These regulations and laws may involve taxes, privacy and data security, consumer protection, the ability to collect or share necessary information that allows us to conduct business on the internet, marketing communications and advertising, content protection, electronic contracts, or gift cards. Furthermore, the regulatory landscape impacting internet and eCommerce businesses is constantly evolving. For example, California’s Automatic Renewal Law requires companies to adhere to enhanced disclosure requirements when entering into automatically renewing contracts with consumers. As a result, a wave of consumer class action lawsuits was brought against companies that offer online products and services on a subscription or recurring basis. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation, lost business, and proceedings or actions against us by governmental entities or others, which could impact our operating results.
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
Privacy regulations restrict how we deploy our cookies and this could potentially (a) increase the number of internet users that choose to proactively disable cookies on their systems or (b) cause or business partners, service providers, or vendors to no longer maintain their cookie processes. We may have to develop alternative systems to determine our clients’ behavior, customize their online experience, or efficiently market to them if clients block cookies or regulations introduce additional barriers to collecting cookie data.
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
The patents we own in the United States and those that may be issued in the United States, in the UK, in Europe, and in the People’s Republic of China in the future may not provide us with any competitive advantages or may be challenged by third parties, and our patent applications may never be granted. Even if issued, there can be no assurance that these patents will adequately protect our intellectual property or survive a legal challenge, as the legal standards relating to the validity, enforceability, and scope of protection of patent and other intellectual property rights are uncertain. Our limited patent protection may restrict our ability to protect our technologies and processes from competition. We primarily rely on trade secret laws to protect our technologies and processes, including the algorithms we use throughout our business. Others may independently develop the same or similar technologies and processes, or may improperly acquire and use information about our technologies and processes, which may allow them to provide a service similar to ours, which could harm our competitive position.
We may be accused of infringing intellectual property rights of third parties.
We are also at risk of claims by others that we have infringed their copyrights, trademarks, or patents, or improperly used or disclosed their trade secrets. The costs of supporting any litigation or disputes related to these claims can be considerable, and we cannot assure that we will achieve a favorable outcome of any such claim. If any such claims are valid, we may be compelled to cease our use of such intellectual property and pay damages, which could adversely affect our business. Even if such claims are not valid, defending them could be expensive and distracting, adversely affecting our operating results.
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
In general, we have not historically collected state or local sales, use, or other similar taxes in any jurisdictions in which we do not have a tax nexus, in reliance on court decisions and/or applicable exemptions that restrict or preclude the imposition of obligations to collect such taxes with respect to the online sales of our products. In addition, we have not historically collected state or local sales, use, or other similar taxes in certain jurisdictions in which we do have a physical presence, in reliance on applicable exemptions. On June 21, 2018, the U.S. Supreme Court decided, in South Dakota v. Wayfair, Inc., that state and local jurisdictions may, at least in certain circumstances, enforce a sales and use tax collection obligation on remote vendors that have no physical presence in such jurisdiction. All states have now enacted legislation to require sales and use tax collection by remote vendors and by online marketplaces. The details and effective dates of these collection requirements vary from state to state. While we now collect, remit, and report sales tax in all states that impose a sales tax, it is still possible that one or more jurisdictions may assert that we have liability from previous periods for which we did not collect sales, use, or other similar taxes, and if such an assertion or assertions were successful it could result in substantial tax liabilities, including for past sales taxes and penalties and interest, which could materially adversely affect our business, financial condition, and operating results.

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
As of July 29, 2023, we had federal and state net operating loss carryforwards of $152.7 million and $274.7 million, respectively. The federal net operating loss carryforwards may be carried forward indefinitely; state net operating loss carryforwards will expire, if not utilized, beginning in 2025. The ability to use our net operating loss carryforwards depends on the availability of future taxable income. In addition, as of July 29, 2023, we had federal and California research and development tax credit carryforwards of $49.5 million and $23.9 million, respectively. The federal research and development credits will begin to expire in 2036, if not utilized; California research and development credits do not have an expiration date. A portion of our tax attributes are subject to Sections 382 and 383 of the Internal Revenue Code and similar state provisions, which sets limitations arising from ownership changes. Any potential limitations on our ability to offset future income with our tax attributes could result in increased future tax liability to us.
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
The market price of our Class A common stock may fluctuate or decline significantly in response to numerous factors, many of which are beyond our control, including:
•actual or anticipated decreases in our client base, the level of client engagement, client acquisition and retention, and revenue and other operating results;
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
In addition, extreme price and volume fluctuations in the stock markets have affected and continue to affect many eCommerce and other technology companies’ stock prices. Often, their stock prices have fluctuated in ways unrelated or disproportionate to the companies’ operating performance. In the past, stockholders have filed securities class action litigation following periods of market volatility. For example, beginning in October 2018, we and certain of our directors and officers were sued in putative class action and derivative lawsuits alleging violations of the federal securities laws for allegedly making materially false and misleading statements. And on August 26, 2022, a class action lawsuit alleging violations of federal securities laws was filed by certain of our stockholders naming as defendants us, certain of our officers and directors for allegedly making materially false and misleading statements regarding our Freestyle offering. We may be the target of additional litigation of this type in the future as well. Such securities litigation could subject us to substantial costs, divert resources and the attention of management from our business, and seriously harm our business.
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
In January 2022, our Board of Directors authorized a share repurchase program to repurchase up to $150.0 million of our outstanding Class A common stock, with no expiration date. During fiscal 2023, we did not repurchase any shares of our common stock and we had $120.0 million remaining in share repurchase capacity as of July 29, 2023. Although our Board of Directors has authorized this repurchase program, the program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The actual timing and amount of repurchases remain subject to a variety of factors, including stock price, trading volume, market conditions and other general business considerations. In addition, the terms of our amended and restated credit agreement with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (successor by purchase to the Federal Deposit Insurance Corporation as Receiver for Silicon Valley Bridge Bank, N.A. (as successor of Silicon Valley Bank)), and other lenders impose limitations on our ability to repurchase shares. The share repurchase program may be modified, suspended, or terminated at any time, and we cannot guarantee that the program will be fully consummated or that it will enhance long-term stockholder value. The program could affect the trading price of our stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our stock. In addition, this program could diminish our cash and cash equivalents and marketable securities.
Future sales of shares by existing stockholders could cause our stock price to decline.
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our Class A common stock in the public market, then the trading price of our Class A common stock could decline. In addition, shares underlying any outstanding options and restricted stock units will become eligible for sale if exercised or settled, as applicable, and to the extent permitted by the provisions of various vesting agreements and Rule 144 of the Securities Act. All the shares of Class A and Class B common stock subject to stock options and restricted stock units outstanding and reserved for issuance under our 2011 Equity Incentive Plan, as amended, our 2017 Incentive Plan, and our 2019 Inducement Plan (collectively, our “Incentive Plans”) have been registered on Form S-8 under the Securities Act and such shares are eligible for sale in the public markets, subject to Rule 144 limitations applicable to affiliates. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our Class A common stock could decline.
The dual class structure of our common stock concentrates voting control with our directors, executive officers, and their affiliates, and may depress the trading price of our Class A common stock.

Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As a result, the holders of our Class B common stock, including certain of our directors, executive officers, and their affiliates, are able to exercise considerable influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stock holdings represent less than 50% of the outstanding shares of our capital stock. As of September 15, 2023, 28,465,818 of our 117,327,220 shares outstanding were held by our directors, executive officers, and their affiliates, and 25,033,910 of such shares held by our directors, executive officers, and their affiliates were shares of Class B common stock. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests. This control may adversely affect the market price of our Class A common stock.
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
We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Specifically, the Sarbanes-Oxley Act requires management to assess the effectiveness of our internal controls over financial reporting and to report any material weaknesses in such internal control. We have experienced material weaknesses and significant deficiencies in our internal controls previously. Management has concluded that our internal control over financial reporting was effective as of July 29, 2023. However, our testing, or the subsequent testing by our independent public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. If we or our accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, it could harm our operating results, adversely affect our reputation, or result in inaccurate financial reporting. Furthermore, should any such deficiencies arise we could be subject to lawsuits, sanctions or investigations by regulatory authorities, including SEC enforcement actions and we could be required to restate our financial results, any of which would require additional financial and management resources.
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

In addition, we may encounter difficulties in the timely and accurate reporting of our financial results, which would impact our ability to provide our investors with information in a timely manner. Should we encounter such difficulties, our investors could lose confidence in the reliability of our reported financial information and trading price of our Class A common stock. could be negatively impacted.
We may not be able to generate sufficient capital to support and grow our business, and outside capital might not be available or may be available only by diluting existing stockholders.
We require sufficient cash and liquidity to run our business, finance our operations, and pay for capital expenditures. We may not be able to generate sufficient cash to fund our working capital and capital expenditures needs. We also may require additional funds to support growth or respond to business challenges. We are party to an amended and restated credit agreement with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (successor by purchase to the Federal Deposit Insurance Corporation as Receiver for Silicon Valley Bridge Bank, N.A. (as successor of Silicon Valley Bank)) and other lenders, but a deterioration in our capital structure or the quality of our earnings could result in noncompliance with our debt covenants, which would limit our ability to utilize our credit facility. The revolving line of credit under the Amended Credit Agreement will terminate on May 31, 2024, unless the termination date is extended at the election of the lenders. Our intention is to renew or replace this line of credit before the termination date, but we may not be able to do so with terms reasonable to the Company or at all.
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
Our amended and restated credit agreement also contains covenants limiting our ability to, among other things, dispose of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock, and make investments, in each case subject to certain exceptions, and contains financial covenants requiring us to maintain minimum free cash flow and an adjusted current ratio above specified levels, measured in each case at the end of each fiscal quarter. The restrictive covenants of this or any future debt financing secured may make it more difficult for us to obtain capital and to pursue business opportunities. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to generate sufficient capital or obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business and to respond to business challenges could be significantly limited, and our business and prospects could fail or be adversely affected.
If securities or industry analysts either do not publish research about us or publish inaccurate or unfavorable research about us, our business, or our market, or if they change their recommendations regarding our Class A common stock adversely, the trading price or trading volume of our Class A common stock could decline.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our principal physical properties are located in the United States and the UK. Our corporate headquarters are located in San Francisco, California, and comprise approximately 134,000 square feet of space. Given our more distributed workforce, and our recent reduction in headcount, we are actively marketing a portion of this space for sublease.
We also currently lease and operate five fulfillment centers in the United States. We currently utilize a total of approximately 3,235,000 square feet, at which we receive merchandise from vendors, ship products to clients, and receive and process returns from clients. These facilities are located in Arizona, Indiana, Georgia, Pennsylvania, and Texas. In addition, we have one fulfillment center that is leased and operated by a third-party logistics contractor in the UK.
In June 2023, we announced the intended closures of our fulfillment centers in Pennsylvania and Texas. Additionally, in June 2023, we also announced that we would enter a consultation period, in accordance with UK law, to explore exiting the market in the UK. On August 24, 2023, we ended the consultation period, and made the decision to exit our business and wind down our operations in the

UK. Refer to Note 13, “Restructuring” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report for more details.
We believe our facilities are sufficient for our current needs.
Item 3. Legal Proceedings.
The information contained in Note 8, “Commitments and Contingencies” under the heading “Contingencies” in the Notes to the Consolidated Financial Statements included within this Annual Report on Form 10-K is incorporated herein by reference.
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
Holders of Record
As of the close of business on September 15, 2023, there were 39 stockholders of record of our Class A common stock and 14 stockholders of record of our Class B common stock. The actual number of holders of our Class A and Class B common stock is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees. The number of holders of record presented here also does not include stockholders whose shares may be held in trust by other entities.
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
Cumulative Stock Performance Graph
The following graph compares the cumulative total return to stockholders on our Class A common stock relative to the cumulative total returns of the Standard and Poor’s Retail Select Industry Index (S&P Retail Select Industry) and Nasdaq Composite Index (Nasdaq Composite). An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock and in each index on July 28, 2018, and its relative performance is tracked through July 29, 2023. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class A common stock.

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
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
In January 2022, our Board of Directors authorized a share repurchase program to repurchase up to $150.0 million of our outstanding Class A common stock, with no expiration date (the “2022 Repurchase Program”). We may repurchase shares from time to time through open market repurchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. The actual timing, number and value of shares repurchased in the future will be determined by the Company in its discretion and will depend on a number of factors, including price, trading volume, market conditions, and other general business conditions. During fiscal 2023, we did not repurchase any shares of our common stock and we had $120.0 million remaining in share repurchase capacity as of July 29, 2023.
Item 6. Selected Financial Data.
No disclosure required by Item 301 of Regulation S-K as in effect on the date of this Annual Report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our audited consolidated financial statements and related notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K (“Annual Report”). We use a 52- or 53-week fiscal year, with our fiscal year ending on the Saturday that is closest to July 31 of that year. Each fiscal year generally consists of four 13-week fiscal quarters, with each fiscal quarter ending on the Saturday that is closest to the last day of the last month of the quarter. The fiscal years ended July 29, 2023 (“fiscal 2023”), July 30, 2022 (“fiscal 2022”), and July 31, 2021 (“fiscal 2021”) consisted of 52 weeks. The fiscal year ending August 3, 2024 (“fiscal 2024”) will be 53 weeks. Throughout this Annual Report, all references to quarters and years are to our fiscal quarters and fiscal years unless otherwise noted.
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
A discussion regarding our financial condition and results of operation for fiscal 2023, compared to fiscal 2022, is presented below. A discussion regarding our financial condition and results of operations for fiscal 2022, compared to fiscal 2021, can be found under Item 7 in our Annual Report for fiscal 2022, filed with the SEC on September 21, 2022, which is available on the SEC’s website at www.sec.gov and on the SEC Filings section of the Investor Relations section of our website at: https://investors.stitchfix.com.
Overview
Since our founding in 2011, we have helped millions of women, men, and kids discover and buy what they love through personalized shipments of apparel, shoes, and accessories. Currently, clients can engage with us in one of two ways that, combined, form an ecosystem of personalized experiences across styling, shopping, and inspiration: (1) by receiving a personalized shipment of items informed by our algorithms and sent by a Stitch Fix stylist (a “Fix”); or (2) by purchasing directly from our website or mobile app based on a personalized assortment of outfit and item recommendations (“Freestyle”). For a Fix, clients can choose to schedule automatic shipments or order on demand after they fill out a style profile on our website or mobile app. After receiving a Fix, our clients purchase the items they want to keep and return the other items, if any. Freestyle utilizes our algorithms to recommend a personalized assortment of outfits and items that will update throughout the day and will continue to evolve as we learn more about the client.
For fiscal 2023, we reported $1.6 billion of revenue representing a year-over-year decline of 21.0% as compared to fiscal 2022. As of July 29, 2023, and July 30, 2022, we had approximately 3,297,000 and 3,795,000 active clients, respectively, representing a year-over-year decline of 13.1%. Refer to the section titled “Key Financial and Operating Metrics” below for information on how we define and calculate active clients.
During fiscal 2023 and fiscal 2022, we experienced a decline in net revenue year-over-year primarily due to our challenges in acquiring and retaining clients. We expect these challenges in acquiring and retaining active clients to continue having a negative compounding effect on net revenue in fiscal 2024. In addition, we are navigating the uncertainties presented by the current macroeconomic environment and remain focused on retaining current clients, improving the conversion of new clients, and enhancing our overall client experience for new and existing clients.
Net loss for fiscal 2023 was $172.0 million, compared to net loss of $207.1 million for fiscal 2022. Despite lower revenues year-over-year, our net loss in fiscal 2023 was lower due to several restructuring actions as described below, which reduced fixed and variable operating expenses, in addition to a reduction in advertising expense.
For more information on the components of net loss, refer to the section titled “Results of Operations” below.

Restructuring
During fiscal 2023, in furtherance of and as an expansion of the restructuring plan announced in June 2022 (the “2022 Restructuring Plan”), we undertook several restructuring actions. These actions were taken to reduce our future fixed and variable operating costs and allow us to centralize key capabilities, strengthen decision-making to drive efficiencies, and ensure we are allocating resources to our most critical priorities. In connection with activities taken for the 2022 Restructuring Plan, described further below, we have recorded the following:

	For the Fiscal Year Ended
(in thousands)	July 29, 2023	July 30, 2022
Cash restructuring charges:
Severance and employee-related benefits (1)	$18,299	$10,869
Other (4)	3,526	—
Non-cash restructuring charges:
Asset impairments (1, 2)	18,190	6,154
Accelerated depreciation (1)	2,805	—
Inventory impairment (3)	553	719
Other (1)	1,364	—
Total restructuring	$44,737	$17,742
(1) Recognized in selling, general, and administrative expenses on the consolidated statements of operations and comprehensive loss.
(2) Fiscal 2023 includes impairments of both operating lease right-of-use assets and property and equipment.
(3) Recognized in cost of goods sold on the consolidated statements of operations and comprehensive loss.
(4) Primarily comprised of losses expected to arise from firm purchase commitments for future receipts of inventory.

Below is a summary of the restructuring actions taken in fiscal 2023 and fiscal 2022 in connection with the 2022 Restructuring Plan:
•In fiscal 2022, the 2022 Restructuring Plan reduced our then-current employee workforce by approximately 4%, including approximately 15% of our then-salaried positions.
•In furtherance of and as an expansion of the 2022 Restructuring Plan, in January 2023, we implemented a plan of termination (the “January 2023 Reduction in Force”). The January 2023 Reduction in Force reduced our then-current employee workforce by approximately 6%, including approximately 20% of our then-salaried positions. In connection with the 2023 Reduction in Force, our then-Chief Executive Officer agreed that she would step down from her employment with the Company and from the Board of Directors, effective January 5, 2023.
•In furtherance of and as an expansion of the 2022 Restructuring Plan, in June 2023, we announced the intended closure of our fulfillment centers in Bethlehem, Pennsylvania and Dallas, Texas.
•Additionally, in June 2023, we also announced that we would enter a consultation period, in accordance with UK law, to explore exiting the market in the UK. On August 24, 2023, we ended the consultation period, and made the decision to exit our business and wind down our operations in the UK.
Related to the 2022 Restructuring Plan, we estimate we will incur between $9 million and $12 million in additional cash restructuring charges in fiscal 2024. We expect these expenses will be incurred over the first three fiscal quarters of fiscal 2024, with substantially all of these cash payments to be completed by the end of the third fiscal quarter ending April 27, 2024. Refer to Note 13, “Restructuring” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report for further details of restructuring actions taken in fiscal 2023 and fiscal 2022.
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
Our non-GAAP financial measures should not be considered in isolation from, or as substitutes for, financial information prepared in accordance with GAAP. There are several limitations related to the use of our non-GAAP financial measures as compared to the closest comparable GAAP measures. Some of these limitations include:
•adjusted EBITDA excludes interest income and other (income) expense, net, as these items are not components of our core business;
•adjusted EBITDA does not reflect our provision (benefit) for income taxes, which may increase or decrease cash available to us;
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
Adjusted EBITDA
We define adjusted EBITDA as net loss excluding interest income, other income (expense), net, provision (benefit) for income taxes, depreciation and amortization, stock-based compensation expense, and restructuring and other one-time costs. The following table presents a reconciliation of net loss, the most comparable GAAP financial measure, to adjusted EBITDA for each of the periods presented:

	For the Fiscal Year Ended
(in thousands)	July 29, 2023	July 30, 2022	July 31, 2021
Net loss	$(171,973)	$(207,121)	$(8,876)
Add (deduct):
Interest income	(6,220)	(930)	(2,610)
Other (income) expense, net	(1,094)	2,355	366
Provision (benefit) for income taxes	1,490	(2,349)	(52,241)
Depreciation and amortization (1)	39,541	35,011	27,610
Stock-based compensation expense (2)	104,492	127,373	100,696
Restructuring and other one-time costs (3)	50,578	26,206	—
Adjusted EBITDA	$16,814	$(19,455)	$64,945
 (1) For fiscal 2023, depreciation and amortization excluded $2.8 million reflected in “Restructuring and other one-time costs.”
 (2) For fiscal 2022, stock-based compensation expense excluded $1.1 million reflected in “Restructuring and other one-time costs.”
 (3) For fiscal 2023, restructuring charges were $44.7 million and other one-time costs were $5.8 million in retention bonuses for continuing employees. For fiscal 2022, restructuring charges were $17.7 million and other one-time costs were $8.5 million in retention bonuses for continuing employees. Refer to Note 13, “Restructuring” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report for more details.

Free Cash Flow
We define free cash flow as cash flows from operating activities reduced by purchases of property and equipment that are included in cash flows from investing activities. The following table presents a reconciliation of net cash flows provided by (used in) operating activities, the most comparable GAAP financial measure, to free cash flow for each of the periods presented:

	For the Fiscal Year Ended
(in thousands)	July 29, 2023	July 30, 2022	July 31, 2021
Net cash provided by (used in) operating activities	$57,830	$55,395	$(15,675)
Deduct:
Purchases of property and equipment	(19,012)	(46,351)	(35,256)
Free cash flow	$38,818	$9,044	$(50,931)
Net cash provided by investing activities	$64,326	$10,233	$39,093
Net cash used in financing activities	$(15,539)	$(60,250)	$(38,885)

Operating Metrics

	July 29, 2023	July 30, 2022	July 31, 2021
Active clients (in thousands)	3,297	3,795	4,165
Active Clients
We believe that the number of active clients is a key indicator of our growth and the overall health of our business. We define an active client as a client who checked out a Fix or was shipped an item via Freestyle in the preceding 52 weeks, measured as of the last day of that period. A client checks out a Fix when she indicates what items she is keeping through our mobile application or on our website. We consider each Women’s, Men’s, or Kids account as a client, even if they share the same household. We had 3,297,000 and 3,795,000 active clients as of July 29, 2023 and July 30, 2022, respectively, representing a year-over-year decline of 13.1%. The decline in active clients is due to the addition of fewer new clients, as well as clients becoming inactive, both of which we believe have been influenced by the macroeconomic environment.
Net Revenue per Active Client
We believe that net revenue per active client is an indicator of client engagement and satisfaction. We calculate net revenue per active client based on net revenue over the preceding four fiscal quarters divided by the number of active clients, measured as of the last day of the period. Net revenue per active client was $497 and $546 as of July 29, 2023 and July 30, 2022, respectively, representing a year-over-year decrease of 9.0%, as we have observed lower spending from clients in recent periods, including lower new client activity.
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
Inventory Management
We leverage our data science to buy and manage our inventory, including merchandise assortment and fulfillment center optimization. Because our merchandise assortment directly correlates to client success, we may at times optimize our inventory to prioritize long-term client success over short-term gross margin impact. To ensure sufficient availability of merchandise, we generally enter into purchase orders well in advance and frequently before apparel trends are confirmed by client purchases. As a result, we are vulnerable to demand and pricing shifts and availability of merchandise at the time of purchase. We incur inventory write-offs and changes in inventory reserves that impact our gross margins. Moreover, our inventory investments will fluctuate with the needs of our business.
Supply chain constraints and delays have continued to ease, and the timing and amount of inventory receipts were not impacted by supply chain delays during fiscal 2023. As such, we are no longer ordering product in advance of our typical timelines.

Client Acquisition and Engagement
To grow our business, we must continue to acquire clients and successfully engage and retain them. Our marketing strategy aims to preserve liquidity and achieve profitability, while simultaneously attracting long-term customers to fuel a return to growth. We utilize both digital and offline channels to attract new visitors to our website or mobile app and subsequently convert them into clients. Our marketing costs are largely composed of advertising, client referrals, and public relations expenses. At any given time, our advertising efforts may include, social media marketing, keyword search campaigns, affiliate programs, partnerships, campaigns with celebrities and influencers, display advertising, television, radio, video, content, direct mail, email, mobile “push” communications, SMS, and search engine optimization. Our marketing expenses have varied from period to period and we expect this trend to continue. In fiscal 2024, we expect our marketing spend as a percentage of revenue to be relatively consistent with fiscal 2023.
Marketing expense is recorded in selling, general, and administrative expenses in the consolidated statements of operations and comprehensive loss, and the largest component of our marketing expense is advertising, which was $119.5 million in fiscal 2023, compared to $203.4 million in fiscal 2022. Beginning in the second quarter of fiscal 2023, we began including costs for influencer campaigns within advertising expense and have revised advertising expense for fiscal 2022 to reflect the inclusion of these costs.
Operations and Infrastructure
We intend to leverage our data science and deep understanding of our clients’ needs to make targeted investments in technology and product, and plan to prioritize investments with near-term positive returns. In the second quarter of fiscal 2023, we decided to close our Salt Lake City fulfillment center in order to optimize network capacity. In June 2023, we announced the intended closures of our fulfillment centers in Bethlehem, Pennsylvania and Dallas, Texas. In addition, in June 2023, we also announced that we would enter a consultation period, in accordance with UK law, to explore exiting the market in the UK. On August 24, 2023, we ended the consultation period, and made the decision to exit our business and wind down our operations in the UK. Refer to Note 13, “Restructuring” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report for further details.
Merchandise Mix
We offer apparel, shoes, and accessories across categories, brands, product types, and price points. We currently serve our clients in the following categories: Women’s, Petite, Maternity, Men’s, Plus, and Kids. We carry a mix of third-party branded merchandise, including premium brands, and our own Owned Private Label Brands. We also offer a wide variety of product types, including denim, dresses, blouses, skirts, shoes, jewelry, and handbags. We sell merchandise across a broad range of price points and may further broaden our price point offerings in the future.
Historically, changes in our merchandise mix have not caused significant fluctuations in our gross margin; however, categories, brands, product types, and price points do have a range of margin profiles. For example, our Owned Private Label Brands have generally contributed higher margins than our third-party brands, which have generally contributed lower margins. We continue to evolve our merchandise mix to improve the client experience and attract new active clients. Shifts in merchandise mix will result in fluctuations in our gross margin from period to period.
Components of Results of Operations
Revenue
We generate revenue from the sale of merchandise through our Fix and Freestyle offerings. With our Fix offering, we charge a nonrefundable upfront fee, referred to as a “styling fee,” that is credited towards any merchandise purchased. We offer Style Pass to provide select U.S. clients with an alternative to paying a styling fee per Fix. Style Pass clients pay a nonrefundable annual fee for unlimited styling that is credited towards merchandise purchases. We deduct discounts, sales tax, and estimated refunds to arrive at net revenue, which we refer to as revenue throughout this Annual Report. We also recognize revenue resulting from estimated breakage income on gift cards.
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

Selling, General, and Administrative Expenses
Selling, general, and administrative expenses (“SG&A”) consist primarily of compensation and benefits costs, including stock-based compensation expense, for our employees including our stylists, fulfillment center operations, data analytics, merchandising, engineering, marketing, client experience, and corporate personnel. SG&A also includes marketing and advertising costs, third-party logistics costs, facility costs for our fulfillment centers and offices, professional service fees, information technology costs, and depreciation and amortization expense. As a result of our restructuring and cost reduction actions throughout fiscal 2023 and fiscal 2022, we expect SG&A in fiscal 2024 to continue to decrease as compared to fiscal 2023. Our classification of certain components within SG&A may vary from other companies in our industry and may not be comparable.
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
Results of Operations
Comparison of the Fiscal Years Ended July 29, 2023, July 30, 2022, and July 31, 2021
The following table sets forth our results of operations for the periods indicated:

	For the Fiscal Year Ended			2023 vs. 2022	2022 vs. 2021
(in thousands)	July 29, 2023	July 30, 2022	July 31, 2021	% Change	% Change
Revenue, net	$1,638,423	$2,072,812	$2,101,258	(21.0)%	(1.4)%
Cost of goods sold	946,902	1,164,338	1,153,622	(18.7)%	0.9%
Gross profit	691,521	908,474	947,636	(23.9)%	(4.1)%
Selling, general, and administrative expenses	869,318	1,116,519	1,010,997	(22.1)%	10.4%
Operating loss	(177,797)	(208,045)	(63,361)	(14.5)%	228.3%
Interest income	6,220	930	2,610	*	(64.4)%
Other income (expense), net	1,094	(2,355)	(366)	(146.5)%	*
Loss before income taxes	(170,483)	(209,470)	(61,117)	(18.6)%	242.7%
Income tax provision (benefit)	1,490	$(2,349)	$(52,241)	(163.4)%	(95.5)%
Net loss	$(171,973)	$(207,121)	$(8,876)	(17.0)%	*
* Not meaningful

The following table sets forth the components of our results of operations as a percentage of net revenue:

	For the Fiscal Year Ended
	July 29, 2023	July 30, 2022	July 31, 2021
Revenue, net	100.0%	100.0%	100.0%
Cost of goods sold	57.8%	56.2%	54.9%
Gross margin	42.2%	43.8%	45.1%
Selling, general, and administrative expenses	53.1%	53.9%	48.1%
Operating loss	(10.9)%	(10.0)%	(3.0)%
Interest income	0.4%	—%	0.1%
Other income (expense), net	0.1%	(0.1)%	—%
Loss before income taxes	(10.4)%	(10.1)%	(2.9)%
Income tax provision (benefit)	0.1%	(0.1)%	(2.5)%
Net loss	(10.5)%	(10.0)%	(0.4)%
Note: Due to rounding, percentages in this table may not sum to totals.
Revenue and Gross Margin
Revenue in fiscal 2023 decreased by $434.4 million, or 21.0%, as compared to revenue in fiscal 2022. The decline in revenue was primarily attributable to a 13.1% decline in active clients from July 30, 2022 to July 29, 2023, which led to a decrease in sales of merchandise. Revenue was also impacted by a 9.0% decline in net revenue per active client in fiscal 2023, as compared to fiscal 2022, as we have observed clients spending less in recent periods.

Gross margin for fiscal 2023, decreased by 160 basis points as compared to fiscal 2022. The decrease was primarily attributable to higher product and transportation costs as a percentage of revenue, substantially offset by our improved inventory position, as we better aligned our inventory composition, which has led to lower inventory write-offs as a percentage of revenue.
Selling, General, and Administrative Expenses
SG&A in fiscal 2023 decreased by $247.2 million, or 22.1%, as compared to fiscal 2022, primarily due to a $149.5 million decrease in compensation and benefits expense, including lower stock-based compensation, largely driven by our restructuring actions and reductions in variable labor costs due to lower sales volumes. These decreases were partially offset by a year-over-year increase of $24.4 million in restructuring and other one-time costs. SG&A expense was also impacted by a $83.9 million reduction in our advertising expense as compared to fiscal 2022, as a result of our decision to reduce advertising spend in fiscal 2023.
SG&A as a percentage of revenue decreased to 53.1% in fiscal 2023, as compared to 53.9% in fiscal 2022. The decrease in SG&A margin was primarily related to reductions in advertising, which was 7.3% of net revenue in fiscal 2023, as compared to 9.8% of net revenue in fiscal 2022. This was primarily offset by restructuring and other one-time costs, which increased as a percentage of net revenue from 1.3% in fiscal 2022 to 3.1% in fiscal 2023.
Provision for Income Taxes
The following table summarizes our effective tax rate for the periods presented:

	For the Fiscal Year Ended
(in thousands)	July 29, 2023	July 30, 2022	July 31, 2021
Loss before income taxes	$(170,483)	$(209,470)	$(61,117)
Income tax provision (benefit)	1,490	(2,349)	(52,241)
Effective tax rate	(0.9)%	1.1%	85.5%
We are subject to income taxes in the United States and the UK. Our effective tax rate and provision for income taxes increased in fiscal 2023 as compared to fiscal 2022, primarily due to additional foreign income taxes and less reserve releases due to lapses in statutes of limitation.
Liquidity and Capital Resources
Sources of Liquidity
Our principal source of liquidity is our cash flow from operations.
As of July 29, 2023, we had $239.4 million of cash and cash equivalents and $18.2 million of short-term investments with contractual maturities of 12 months or less.
We are party to a $100.0 million amended and restated credit agreement, entered into June 2, 2021 and amended on July 29, 2022 (the “Amended Credit Agreement”) with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (successor by purchase to the Federal Deposit Insurance Corporation as Receiver for Silicon Valley Bridge Bank, N.A. (as successor of Silicon Valley Bank)), and other lenders. The Amended Credit Agreement includes a letter of credit sub-facility of $30.0 million and a swingline sub-facility of up to $40.0 million. As of July 29, 2023, we did not have any borrowings outstanding on the revolving line of credit under the Amended Credit Agreement and we had $78.1 million in borrowing capacity as reduced by outstanding letters of credit.
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
The revolving line of credit under the Amended Credit Agreement will terminate on May 31, 2024, unless the termination date is extended at the election of the lenders. Our intention is to renew or replace the line of credit before the termination date.

For information on the terms of the Amended Credit Agreement, refer to Note 7, “Credit Agreement” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Uses of Cash
Our primary use of cash includes operating costs such as merchandise purchases, lease obligations, compensation and benefits, marketing, and other expenditures necessary to support our business.
We believe our existing cash, cash equivalents, and investment balances will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months and beyond.
Share Repurchases
In January 2022, our Board of Directors authorized a share repurchase program to repurchase up to $150.0 million of our outstanding Class A common stock, with no expiration date (the “2022 Repurchase Program”). We may repurchase shares from time to time through open market repurchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. The actual timing, number and value of shares repurchased in the future will be determined by the Company in its discretion and will depend on a number of factors, including price, trading volume, market conditions, and other general business conditions. Repurchases will be funded from the Company’s existing cash and cash equivalents or future cash flow. The repurchase program may be modified, suspended, or terminated at any time. The Company made no repurchases of Class A common stock in fiscal 2023. As of July 29, 2023, the Company had repurchased 2,302,141 shares of Class A common stock for approximately $30.0 million under the 2022 Repurchase Program. We had $120.0 million remaining in share repurchase capacity as of July 29, 2023.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	For the Fiscal Year Ended
(in thousands)	July 29, 2023	July 30, 2022	July 31, 2021
Net cash provided by (used in) operating activities	$57,830	$55,395	$(15,675)
Net cash provided by investing activities	64,326	10,233	39,093
Net cash used in financing activities	(15,539)	(60,250)	(38,885)
Effect of exchange rate changes on cash and cash equivalents	1,885	(4,228)	1,797
Net increase (decrease) in cash and cash equivalents	$108,502	$1,150	$(13,670)
Cash Provided by (Used in) Operating Activities
During fiscal 2023, cash provided by operating activities was $57.8 million, which consisted of a net loss of $172.0 million, adjusted by non-cash charges of $150.1 million and a change of $79.7 million in our net operating assets and liabilities. The non-cash charges were largely driven by $104.5 million of stock-based compensation expense, $43.3 million of depreciation, amortization, and accretion, and $18.2 million in asset impairment charges. The change in our net operating assets and liabilities was primarily due to a change of $78.4 million in our inventory balance due to a decline in inventory receipts to bring inventory balances in line with current demand, and a cash inflow of $53.0 million from income tax refunds, partially offset by a decrease of $63.4 million in our accounts payable and accrued liabilities due to timing of payments.
During fiscal 2022, cash provided by operating activities was $55.4 million, which consisted of a net loss of $207.1 million, adjusted by non-cash charges of $188.1 million and a change of $74.4 million in our net operating assets and liabilities. The non-cash charges were largely driven by $128.5 million of stock-based compensation expense, $37.2 million of depreciation, amortization, and accretion, $16.6 million in inventory reserves, and $6.2 million in asset impairment charges. The change in our net operating assets and liabilities was primarily due to an increase of $71.3 million in our accounts payable balance due to timing of inventory receipts and payments.
Cash Provided by Investing Activities
During fiscal 2023, cash provided by investing activities was $64.3 million, primarily related to net cash flow from purchases, sales, and maturities of $82.5 million in highly rated available-for-sale securities, partially offset by $19.0 million in purchases of property and equipment.
During fiscal 2022, cash provided by investing activities was $10.2 million, primarily related to net cash flow from purchases, sales, and maturities of $56.6 million in highly rated available-for-sale securities, partially offset by $46.4 million in purchases of property and equipment.
Cash Used in Financing Activities
During fiscal 2023, cash used in financing activities was $15.5 million, which was primarily due to payments for tax withholding related to vesting of restricted stock units of $15.6 million.

During fiscal 2022, cash used in financing activities was $60.3 million, which was primarily due to payments for tax withholding related to vesting of restricted stock units of $31.7 million and repurchases of common stock of $30.0 million, partially offset by proceeds from the exercise of stock options of $1.5 million.
Effect of Exchange Rate Changes on Cash and Cash Equivalents
Cash and cash equivalents at both July 29, 2023 and July 30, 2022 was impacted based on fluctuations in the exchange rate of the British pound sterling to the U.S. dollar.
Contractual Obligations and Other Commitments
Our most significant contractual obligations relate to purchase commitments of inventory and operating lease obligations on our fulfillment centers and corporate offices. As of July 29, 2023, we had $168.0 million of enforceable and legally binding inventory purchase commitments, predominantly due within one year. For information on our contractual obligations for operating leases, refer to Note 4, “Leases” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.
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
Inventory, net
Inventory, net consists of finished goods which are recorded at the lower of cost or net realizable value using the first-in-first-out (“FIFO”) method. We establish a reserve for excess and slow-moving inventory we expect to write off or sell below cost as clearance based on historical trends, which considers factors such as the age of the inventory and sell through rate for a particular item. In addition, we estimate and accrue shrinkage as a percentage of inventory out to the client and also accrue for damaged items and items we intend to clearance. Estimates are made to reduce the inventory value for lost, stolen, damaged, or clearanced items to net realizable value. If actual experience differs significantly from our estimates due to changes in client merchandise preferences, client demand, or economic conditions, additional inventory write-downs may be required which could adversely affect our operating results. A 10% change in our inventory reserves estimate as of July 29, 2023 would result in a change in reserves of approximately $4.2 million.
During both fiscal 2023 and fiscal 2022, we recorded additional specific reserves related to excess and slow-moving spring and summer inventory. Additionally, in fiscal 2023, in connection with the planned exit of operations in the UK, we recorded a specific inventory reserve to record anticipated losses on inventory in the UK at the lower of cost or net realizable value, based on projected sales through the exit of this business. Aside from these specific reserves, we have not made any material changes to our assumptions included in the calculations of the lower of cost or net realizable value reserves during fiscal 2023 or fiscal 2022.
Stock-Based Compensation
We grant stock options and restricted stock units (“RSUs”) to our employees and members of our Board of Directors, and recognize stock-based compensation expense based on the fair value of such awards at grant date. We estimate the fair value of stock options using the Black-Scholes option-pricing model. This model requires us to use certain estimates and assumptions such as:
•Expected volatility of our common stock—based on an even blend of historical and implied volatility of our common stock;
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
We have not made any material changes to our revenue recognition accounting policies during fiscal 2023.
Recent Accounting Pronouncements
For recent accounting pronouncements, refer to Note 2, “Significant Accounting Policies” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our cash equivalents and investments in available-for-sale securities are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments. However, due to the short-term nature of our investment portfolio as of July 29, 2023, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio. As such, we do not expect a sudden change in market interest rates would have a material impact on our consolidated financial results.
Foreign Currency Risk
As of July 29, 2023, our revenue was earned in U.S. dollars and British pound sterling. Our operations in the UK exposes us to fluctuations in foreign currency exchange rates on our operating expenses. Fluctuations in foreign currency exchange rates may also result in transaction gains or losses on transactions in currencies other than the U.S. dollar or British pound sterling. For fiscal 2023, a hypothetical 10% increase or decrease in exchange rates would not have had a material impact on our consolidated financial results.
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

Item 8. Financial Statements and Supplementary Data.

STITCH FIX, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Stitch Fix, Inc.:
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Stitch Fix, Inc. and subsidiaries (the “Company”) as of July 29, 2023 and July 30, 2022, the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flow, for each of the fiscal years ended July 29, 2023, July 30, 2022 and July 31, 2021 and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of July 29, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 29, 2023 and July 30, 2022, and the results of its operations and its cash flows for each of the fiscal years ended July 29, 2023, July 30, 2022 and July 31, 2021, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 29, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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
Inventory, Net - Excess and Slow-Moving Inventory Reserves - Refer to Note 2 to the financial statements
Critical Audit Matter Description
The Company establishes inventory reserves to record its inventory at the lower of cost or net realizable value. A portion of the inventory reserves represents an amount for excess and slow-moving inventory on hand that is expected to be written-off or otherwise disposed of below cost at a future date. The Company’s estimate of the appropriate amount of the excess and slow-moving inventory reserve utilizes certain inputs and involves judgment. Such inputs include data associated with historical trends, historical inventory write-off activity, and the on-hand inventory aging. The calculation and analysis of historical trend data, historical write-off activity, and the application of this analysis to on-hand inventory involves complex calculations.
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
•We tested the effectiveness of controls over management’s excess and slow-moving inventory reserve estimate.
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
•We reperformed the calculation of the excess and slow-moving inventory reserve utilizing the inputs, assumptions, and methodology consistent with management’s estimate.
•We looked for indications that the reserve for excess and slow-moving inventory may be understated by evaluating write-off activity of inventory subsequent to July 29, 2023.

/s/ Deloitte & Touche LLP
San Francisco, California
September 20, 2023

We have served as the Company’s auditor since 2014.

Stitch Fix, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	July 29, 2023	July 30, 2022
Assets
Current assets:
Cash and cash equivalents	$239,437	$130,935
Short-term investments	18,161	82,049
Inventory, net	137,176	197,251
Prepaid expenses and other current assets	30,014	39,456
Income tax receivable	673	27,561
Total current assets	425,461	477,252
Long-term investments	—	17,713
Income tax receivable, net of current portion	—	26,091
Property and equipment, net	79,757	103,375
Operating lease right-of-use assets	106,098	132,179
Other long-term assets	3,162	7,925
Total assets	$614,478	$764,535
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$99,317	$143,934
Operating lease liabilities	29,343	29,014
Accrued liabilities	78,795	94,416
Gift card liability	10,355	10,551
Deferred revenue	11,551	14,441
Other current liabilities	8,750	3,214
Total current liabilities	238,111	295,570
Operating lease liabilities, net of current portion	125,418	141,334
Other long-term liabilities	3,639	4,980
Total liabilities	367,168	441,884
Commitments and contingencies (Note 8)
Stockholders’ equity:
Class A common stock, $0.00002 par value –2,000,000,000 shares authorized as of July 29, 2023, and July 30, 2022; 90,217,226 and 86,187,911 shares issued and outstanding as of July 29, 2023, and July 30, 2022, respectively	1	1
Class B common stock, $0.00002 par value – 100,000,000 shares authorized as of July 29, 2023, and July 30, 2022; 25,405,020 and 25,405,020 shares issued and outstanding as of July 29, 2023, and July 30, 2022, respectively	1	1
Additional paid-in capital	615,236	522,658
Accumulated other comprehensive income (loss)	527	(3,527)
Accumulated deficit	(338,413)	(166,440)
Treasury stock at cost (2,302,141 and 2,302,141 shares)	(30,042)	(30,042)
Total stockholders’ equity	247,310	322,651
Total liabilities and stockholders’ equity	$614,478	$764,535

The accompanying notes are an integral part of these consolidated financial statements.

Stitch Fix, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)

	For the Fiscal Year Ended
	July 29, 2023	July 30, 2022	July 31, 2021
Revenue, net	$1,638,423	$2,072,812	$2,101,258
Cost of goods sold	946,902	1,164,338	1,153,622
Gross profit	691,521	908,474	947,636
Selling, general, and administrative expenses	869,318	1,116,519	1,010,997
Operating loss	(177,797)	(208,045)	(63,361)
Interest income	6,220	930	2,610
Other income (expense), net	1,094	(2,355)	(366)
Loss before income taxes	(170,483)	(209,470)	(61,117)
Provision (benefit) for income taxes	1,490	(2,349)	(52,241)
Net loss	$(171,973)	$(207,121)	$(8,876)
Other comprehensive income (loss):
Change in unrealized gain (loss) on available-for-sale securities, net of tax	1,738	(2,050)	(1,503)
Foreign currency translation	2,316	(4,888)	2,186
Total other comprehensive income (loss), net of tax	4,054	(6,938)	683
Comprehensive loss	$(167,919)	$(214,059)	$(8,193)
Net loss attributable to common stockholders:
Basic	$(171,973)	$(207,121)	$(8,876)
Diluted	$(171,973)	$(207,121)	$(8,876)
Loss per share attributable to common stockholders:
Basic	$(1.50)	$(1.90)	$(0.08)
Diluted	$(1.50)	$(1.90)	$(0.08)
Weighted-average shares used to compute loss per share attributable to common stockholders:
Basic	114,684,980	108,762,589	105,975,403
Diluted	114,684,980	108,762,589	105,975,403

The accompanying notes are an integral part of these consolidated financial statements.

Stitch Fix, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance as of August 1, 2020	103,755,507	$2	$348,750	$2,728	$49,557	—	$—	$401,037
Issuance of common stock upon exercise of stock options	2,067,751	—	25,932	—	—	—	—	25,932
Issuance of restricted stock units, net of tax withholdings	2,132,730	—	(64,316)	—	—	—	—	(64,316)
Stock-based compensation	—	—	106,389	—	—	—	—	106,389
Net loss	—	—	—	—	(8,876)	—	—	(8,876)
Other comprehensive income, net of tax	—	—	—	683	—	—	—	683
Balance as of July 31, 2021	107,955,988	$2	$416,755	$3,411	$40,681	—	$—	$460,849
Issuance of common stock upon exercise of stock options	176,977	—	1,534	—	—	—	—	1,534
Issuance of restricted stock units, net of tax withholdings	3,459,966	—	(31,742)	—	—	—	—	(31,742)
Stock-based compensation	—	—	136,111	—	—	—	—	136,111
Repurchase of common stock	—	—	—	—	—	(2,302,141)	(30,042)	(30,042)
Net loss	—	—	—	—	(207,121)	—	—	(207,121)
Other comprehensive loss, net of tax	—	—	—	(6,938)	—	—	—	(6,938)
Balance as of July 30, 2022	111,592,931	$2	$522,658	$(3,527)	$(166,440)	(2,302,141)	$(30,042)	$322,651
Issuance of common stock upon exercise of stock options	121,687	—	161	—	—	—	—	161
Issuance of restricted stock units, net of tax withholdings	6,209,769	—	(15,583)	—	—	—	—	(15,583)
Stock-based compensation	—	—	108,000	—	—	—	—	108,000
Net loss	—	—	—	—	(171,973)	—	—	(171,973)
Other comprehensive income, net of tax	—	—	—	4,054	—	—	—	4,054
Balance as of July 29, 2023	117,924,387	$2	$615,236	$527	$(338,413)	(2,302,141)	$(30,042)	$247,310

The accompanying notes are an integral part of these consolidated financial statements.

Stitch Fix, Inc.
Consolidated Statements of Cash Flow
(In thousands)

	For the Fiscal Year Ended
	July 29, 2023	July 30, 2022	July 31, 2021
Cash Flows from Operating Activities
Net loss	$(171,973)	$(207,121)	$(8,876)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Change in inventory reserves	(17,954)	16,552	8,875
Stock-based compensation expense	104,492	128,485	100,696
Depreciation and amortization	43,296	37,185	29,929
Asset impairment	18,190	6,154	—
Other	2,118	(235)	(3,568)
Change in operating assets and liabilities:
Inventory	78,359	(2,594)	(96,056)
Prepaid expenses and other assets	14,459	8,110	(20,096)
Income tax receivables	52,979	1,069	(31,700)
Operating lease right-of-use assets and liabilities	(3,854)	4,301	(1,818)
Accounts payable	(44,256)	71,349	(12,385)
Accrued liabilities	(19,109)	(2,641)	22,011
Deferred revenue	(2,899)	(3,679)	5,082
Gift card liability	(197)	649	1,313
Other liabilities	4,179	(2,189)	(9,082)
Net cash provided by (used in) operating activities	57,830	55,395	(15,675)
Cash Flows from Investing Activities
Proceeds from sale of property and equipment	842	—	—
Purchases of property and equipment	(19,012)	(46,351)	(35,256)
Purchases of securities available-for-sale	(258)	(94,420)	(173,726)
Sales of securities available-for-sale	6,523	45,351	104,501
Maturities of securities available-for-sale	76,231	105,653	143,574
Net cash provided by investing activities	64,326	10,233	39,093
Cash Flows from Financing Activities
Proceeds from the exercise of stock options, net	161	1,534	25,932
Payments for tax withholdings related to vesting of restricted stock units	(15,583)	(31,742)	(64,316)
Repurchase of common stock	—	(30,042)	—
Other	(117)	—	(501)
Net cash used in financing activities	(15,539)	(60,250)	(38,885)
Effect of exchange rate changes on cash and cash equivalents	1,885	(4,228)	1,797
Net increase (decrease) in cash and cash equivalents	108,502	1,150	(13,670)
Cash and cash equivalents, beginning of the year	130,935	129,785	143,455
Cash and cash equivalents, end of the year	$239,437	$130,935	$129,785
Supplemental Disclosure
Cash paid for income taxes	$1,111	$868	$461
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchases of property and equipment included in accounts payable and accrued liabilities	$1,226	$2,443	$3,803
Capitalized stock-based compensation	$6,421	$7,626	$5,693
The accompanying notes are an integral part of these consolidated financial statements.

STITCH FIX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1.Description of Business
Stitch Fix, Inc. (“we,” “our,” “us,” or “the Company”) delivers personalization to our clients through the pairing of data science and human judgment. Currently, clients can engage with us in one of two ways that, combined, form an ecosystem of personalized experiences across styling, shopping, and inspiration: (1) by receiving a personalized shipment of items informed by our algorithms and sent by a Stitch Fix stylist (a “Fix”); or (2) by purchasing directly from our website or mobile app based on a personalized assortment of outfit and item recommendations (“Freestyle”). Clients can choose to schedule automatic shipments or order a Fix on demand after they fill out a style profile on our website or mobile app. After receiving a Fix, our clients purchase the items they want to keep and return the other items, if any. Freestyle utilizes our algorithms to recommend a personalized assortment of outfit and item recommendations that will update throughout the day and will continue to evolve as we learn more about the client. We are incorporated in Delaware and have operations in the United States and the United Kingdom (“UK”). In June 2023, we also announced that we would enter a consultation period, in accordance with UK law, to explore exiting the market in the UK. On August 24, 2023, we ended the consultation period, and made the decision to exit our business and wind down our operations in the UK.
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
Our fiscal year is a 52-week or 53-week period ending on the Saturday closest to July 31. The fiscal years ended July 29, 2023 (“fiscal 2023”), July 30, 2022 (“fiscal 2022”), and July 31, 2021 (“fiscal 2021”) consisted of 52 weeks. The fiscal year ending August 3, 2024 (“fiscal 2024”) will be 53 weeks.
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
Significant estimates and assumptions are used for inventory, stock-based compensation expense, income taxes, and revenue recognition. Actual results could differ from those estimates, and such differences may be material to our consolidated financial statements.
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
For debt securities with an amortized cost basis in excess of estimated fair value, we determine what amount of that deficit, if any, is caused by expected credit losses. The portion of the deficit attributable to expected credit losses is recognized in other income

(expense), net in our consolidated statements of income, and was immaterial during fiscal 2023. The allowance for expected credit losses on our available-for-sale debt securities was immaterial at both July 29, 2023 and July 30, 2022.
We have elected to present accrued interest receivable separately from short-term and long-term investments in our consolidated balance sheets. Accrued interest receivable was $0.1 million and $0.3 million as of July 29, 2023, and July 30, 2022, respectively, and was recorded in prepaid expenses and other current assets in the consolidated balance sheets. We have also elected to exclude accrued interest receivable from the estimation of expected credit losses on our available-for-sale securities and reverse accrued interest receivable through interest income when amounts are determined to be uncollectible. We did not write off any accrued interest receivable during fiscal 2023 or fiscal 2022.
Foreign Currency
The functional currency of our international subsidiary is the British pound sterling. For that subsidiary, we translate assets and liabilities to U.S. dollars using period-end exchange rates, and average monthly exchange rates for revenues, costs, and expenses. We record translation gains and losses in AOCI as a component of stockholders’ equity. Net foreign exchange transaction gains and losses resulting from the conversion of the transaction currency to functional currency are recorded in other income (expense), net in the consolidated statements of operations and comprehensive loss.
Inventory, net
Inventory, net consists of finished goods which are recorded at the lower of cost or net realizable value using the first-in-first-out (FIFO) method. Gross inventory costs include both merchandise costs and in-bound freight costs. Inventory, net includes reserves for excess and slow-moving inventory we expect to write off based on historical trends, inventory we intend to clearance, damaged inventory, and shrinkage.
Our total inventory reserves, which reduce inventory in our consolidated balance sheets, were $41.7 million and $59.6 million as of July 29, 2023 and July 30, 2022, respectively. During both fiscal 2023 and fiscal 2022, we recorded additional specific reserves related to excess and slow-moving spring and summer inventory. Additionally, in fiscal 2023, in connection with the planned exit of operations in the UK, we recorded a specific inventory reserve to record anticipated losses on inventory in the UK at the lower of cost or net realizable value, based on projected sales through the exit of this business. Aside from these specific reserves, we have not made any material changes to our assumptions included in the calculations of the lower of cost or net realizable value reserves during fiscal 2023 or fiscal 2022.
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
In fiscal 2023, and in connection with the restructuring plan we first announced on June 9, 2022 (“2022 Restructuring Plan”), we identified the occurrence of triggering events requiring impairment testing. We recorded an asset impairment charge of $16.9 million, related to a portion of our corporate office space, which was allocated between operating lease right-of-use assets and property and equipment, net to record the corresponding assets at their estimated fair market value. In addition, we recorded an asset impairment charge of $1.3 million related to the property and equipment in the UK. Refer to Note 4, “Leases” and Note 13, “Restructuring” for further information.
Revenue Recognition
We generate revenue primarily from the sale of merchandise to clients in a Fix and when clients purchase merchandise directly from Freestyle. Clients create an online account on our website or mobile app, complete a style profile, and order a Fix or merchandise to be delivered on a specified date.
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
We deduct discounts, sales tax, and estimated refunds to arrive at net revenue. Sales tax collected from clients is not considered revenue and is included in accrued liabilities until remitted to the taxing authorities. All shipping costs are accounted for in cost of goods sold and all handling costs are accounted for as fulfillment costs within selling, general, and administrative expense (“SG&A”), and are therefore not evaluated as a separate performance obligation. Discounts are recorded as a reduction to revenue when the order is accepted. We record a refund reserve based on our historical refund patterns. Our refund reserve, which is included in accrued liabilities in the consolidated balance sheets, was $6.6 million and $10.3 million as of July 29, 2023 and July 30, 2022, respectively.
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
The following table summarizes the balances of contractual liabilities included in deferred revenue, gift card liability, and other current liabilities as of the dates indicated:

(in thousands)	July 29, 2023	July 30, 2022
Deferred revenue:
Upfront styling fees	$6,260	$8,422
Style Pass annual fees	4,521	4,337
Freestyle orders	770	1,682
Total deferred revenue	$11,551	$14,441
Gift card liability	$10,355	$10,551
Other current liabilities:
Referral credits	$401	$684
The following table summarizes net revenue recognized during fiscal 2023, which was previously included in deferred revenue, gift card liability, and other current liabilities at July 30, 2022:

(in thousands)	Revenue Recognized From Amounts Previously Included in Deferred Balances at July 30, 2022
Upfront styling fees	$8,350
Style Pass annual fees	4,337
Freestyle orders	1,160
Gift card liability	2,456
Referral credits	545
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
Advertising Expenses
Marketing expense is recorded in selling, general, and administrative expenses in the consolidated statements of operations and comprehensive loss, and the largest component of our marketing expense is advertising expense. Costs associated with the production of advertising, such as writing, copy, printing, and other production costs are expensed as incurred. Costs associated with communicating advertising on television and radio are expensed the first time the advertisement is run. Online advertising costs are expensed as incurred. We recorded advertising expense of $119.5 million, $203.4 million, and $185.5 million for fiscal 2023, fiscal 2022, and fiscal 2021, respectively. Beginning in the second quarter of fiscal 2023, we began including costs for influencer campaigns within advertising expense and have revised advertising expense for fiscal 2022, and fiscal 2021 to reflect the inclusion of these costs.

Marketing Programs
We have a client referral program under which we issue credits for future purchases to clients when their referral results in a new client who has ordered a Fix or made a purchase on Freestyle. We record a liability at the time of issuing the credit and reduce the liability upon application of the credit to a client’s purchase. We also have an affiliate program under which we make cash payments to lifestyle or fashion influencers or others who refer clients in high volumes. Amounts related to both of these programs are included within selling, general, and administrative expenses in the consolidated statements of operations and comprehensive loss.
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
Stock-Based Compensation Expense
We measure stock-based compensation expense associated with option awards made to employees and members of our board of directors based on the estimated fair values of the awards at the grant date using the Black-Scholes option-pricing model. We measure stock-based compensation expense associated with restricted stock unit (“RSU”) awards made to employees and members of our board of directors based on the fair values of those awards at the grant date. For options and RSU’s with service conditions only, stock-based compensation expense is recognized, net of forfeitures, over the requisite service period using the straight-line method such that an expense is only recognized for those awards that we expect to vest. For RSU’s with performance conditions, the Company will settle bonuses for a fixed dollar amount by issuing a variable number of RSU’s, and stock-based compensation expense is recorded over the fiscal year in which performance is assessed. Except for performance-based stock awards, forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures of performance-based stock awards are recorded in the period in which they occur.
We record stock-based compensation of stock options granted to employees by estimating the fair value of stock-based awards using the Black-Scholes option-pricing model and amortizing the fair value of the stock-based awards granted over the applicable vesting period of the awards on a straight-line basis. The fair value of stock options granted to employees was estimated at the grant date using the Black-Scholes option-pricing model with the following assumptions:
•Fair Value of Common Stock - The fair value of the shares of common stock underlying our stock options has been determined based on market prices.
•Expected Term - The expected term represents the period that our stock options are expected to be outstanding and is determined for the vast majority of our awards using historical averages.
•Expected Volatility - The expected volatility was estimated based on an even blend of our historical volatility since IPO and the implied volatility of Stitch Fix call options in the 30 days preceding a stock option grant.
•Risk-Free Interest Rate - The risk-free interest rate is based on the U.S. Treasury zero coupon notes in effect at the time of grant for periods corresponding with the expected term of the option.
•Expected Dividend - We have not paid dividends on our common stock and do not anticipate paying dividends on our common stock; therefore, we use an expected dividend yield of zero.
Comprehensive Loss
Comprehensive loss represents all changes in stockholders’ equity during a period from sources other than transactions with stockholders. Comprehensive loss includes the net loss for the period, the gain (loss) due to foreign currency translation, and the change in unrealized gain (loss) on available-for-sale securities.

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
No client accounted for greater than 10% of total revenue, net in fiscal 2023, fiscal 2022, or fiscal 2021.
Recently Adopted Accounting Pronouncements
There are no new recent accounting pronouncements that are expected to have a material impact on our consolidated financial statements.
3.Fair Value Measurements
Our financial instruments consist of cash and cash equivalents, short-term and long-term investments, accounts payable, and accrued liabilities. At July 29, 2023 and July 30, 2022, the carrying values of cash, accounts payable, and accrued liabilities approximated fair value due to their short-term nature. We measure our cash equivalents and investments at fair value within Level 1 or Level 2 of the fair value hierarchy because we value these investments using quoted market prices or alternative pricing sources and models utilizing market observable inputs, respectively.
Our cash equivalents and investments accounted for as available-for-sale securities that were measured at fair value on a recurring basis as of July 29, 2023 and July 30, 2022 were as follows:

	July 29, 2023				July 30, 2022
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$80,251	$—	$—	$80,251	$16,267	$—	$—	$16,267
Investments:
U.S. Treasury securities	7,226	—	—	7,226	42,260	—	—	42,260
Commercial paper	—	—	—	—	—	2,985	—	2,985
Corporate bonds	—	10,935	—	10,935	—	54,517	—	54,517
Total	$87,477	$10,935	$—	$98,412	$58,527	$57,502	$—	$116,029
There were no transfers of financial assets or liabilities into or out of Level 1, Level 2, or Level 3 for fiscal 2023 and fiscal 2022.
The following table sets forth the amortized cost, gross unrealized losses, and fair values of our investments accounted for as available-for-sale securities as of July 29, 2023 and July 30, 2022:

	July 29, 2023				July 30, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments:
U.S. Treasury securities	$7,266	$—	$(40)	$7,226	$43,163	$—	$(903)	$42,260
Commercial paper	—	—	—	—	2,985	—	—	2,985
Corporate bonds	11,069	—	(134)	10,935	55,526	—	(1,009)	54,517
Total	$18,335	$—	$(174)	$18,161	$101,674	$—	$(1,912)	$99,762

The fair value and gross unrealized losses for those investments that were in a continuous unrealized loss position as of July 29, 2023 were as follows:

	Less Than 12 Months		More Than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investments:
U.S. Treasury securities	$265	$(1)	$6,961	$(39)	$7,226	$(40)
Corporate bonds	—	—	10,935	(134)	10,935	(134)
Total	$265	$(1)	$17,896	$(173)	$18,161	$(174)
The fair value and gross unrealized losses for those investments that were in a continuous unrealized loss position as of July 30, 2022 were as follows:

	Less Than 12 Months		More Than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investments:
U.S. Treasury securities	$42,260	$(903)	$—	$—	$42,260	$(903)
Corporate bonds	24,940	(547)	29,577	(462)	54,517	(1,009)
Total	$67,200	$(1,450)	$29,577	$(462)	$96,777	$(1,912)
The total fair value of investments in a continuous unrealized loss and the related gross unrealized losses have both decreased since July 30, 2022, due to maturities of our investments during fiscal 2023, and approaching maturities of securities in our portfolio. We evaluate securities for expected credit losses on a quarterly basis with consideration given to the financial condition and near-term prospects of the issuer, whether we intend to sell the securities, and whether it is more likely than not that we will be required to sell the securities before recovery of their amortized cost basis. As of July 29, 2023, the losses on our available-for-sale securities were considered to be a direct effect of the increase in interest rates and not the creditworthiness of the issuers. We have the current intent and ability to retain these securities until maturity or recovery of the amortized cost basis. Therefore, expected credit losses as of July 29, 2023 were immaterial.
The fair values of available-for-sale securities by contractual maturity as of July 29, 2023 were as follows:

	July 29, 2023
(in thousands)	One Year or Less	One Year Through Five Years	Over Five Years	Total
Investments:
U.S. Treasury securities	$7,226	$—	$—	$7,226
Corporate bonds	10,935	—	—	10,935
Total	$18,161	$—	$—	$18,161

4.Leases
Our leasing portfolio includes lease arrangements for our corporate offices, fulfillment centers, and, to a lesser extent, equipment. Such leases generally have original lease terms between five and eleven years, and often include one or more options to renew. We have not considered any of our renewal options reasonably certain to be exercised at lease commencement and do not have residual value guarantees associated with our leases.
The future lease payments as of July 29, 2023 were as follows:

(in thousands)	July 29, 2023
2024	$36,623
2025	32,898
2026	32,037
2027	26,342
2028	22,544
Thereafter	28,767
Total undiscounted future minimum lease payments	179,211
Less: imputed interest	(24,450)
Total discounted future minimum lease payments	$154,761
The weighted average remaining term for our leases as of July 29, 2023 and July 30, 2022 was 5.6 years and 6.3 years, respectively. The weighted average discount rate for our leases as of July 29, 2023 and July 30, 2022 was 5.2% and 4.7%, respectively.
Supplemental Cash Flow Information

	For the Fiscal Year Ended
(in thousands)	July 29, 2023	July 30, 2022
Cash paid for amounts included in the measurement of operating lease liabilities	$38,340	$34,261
Operating lease right-of-use assets obtained in exchange for operating lease liabilities, net of impairments and other reductions (1)	(411)	40,067
(1) In fiscal 2023, we amended our lease agreement for our fulfillment center in Phoenix, AZ, to extend the lease term by five years. In fiscal 2023, we also recorded a $14.2 million impairment charge related to a portion of our corporate office space. Refer to Note 2, “Significant Accounting Policies” and Note 13, “Restructuring” for further details on the impairment charge.
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
The components of our rent expense, which are recorded in selling, general, and administrative expense in the consolidated statement of operations and comprehensive loss, were as follows:

	For the Fiscal Year Ended
(in thousands)	July 29, 2023	July 30, 2022
Operating lease cost	$34,592	$33,615
Variable lease costs	8,065	8,009
Short-term lease costs	41	354
Operating lease impairment (1)	14,168	5,428
Sublease income (2)	(8,486)	(4,230)
Total	$48,380	$43,176
(1) Refer to Note 13, “Restructuring” for more details.
(2) During fiscal 2022 and fiscal 2023, we had subleases for certain portions of fulfillment centers and our corporate offices due to the reduction in square footage needs for current operations and our recent commitment to a more distributed workforce for corporate employees. We may continue to seek sublease arrangements in fiscal 2024 for certain corporate offices and fulfillment centers as needed.

5.Property and Equipment, net
Property and equipment, net consisted of the following:

(in thousands)	July 29, 2023	July 30, 2022
Computer equipment	$9,005	$9,281
Office furniture and equipment	51,073	53,999
Leasehold improvements	51,382	54,247
Capitalized software	105,483	84,605
Construction in progress	—	2,573
Building and land	—	430
Total property and equipment	216,943	205,135
Less: accumulated depreciation and amortization	(137,186)	(101,760)
Property and equipment, net	$79,757	$103,375
Depreciation and amortization expense for fiscal 2023, fiscal 2022, and fiscal 2021 was $42.3 million, $35.0 million, and $27.6 million, respectively.
6.Accrued Liabilities
Accrued liabilities consisted of the following:

(in thousands)	July 29, 2023	July 30, 2022
Compensation and related benefits	$13,627	$11,319
Advertising	6,956	15,579
Sales taxes	5,358	7,136
Shipping and freight	8,783	10,304
Accrued accounts payable	4,378	5,814
Inventory purchases	25,934	24,712
Sales refund reserve	6,591	10,314
Other	7,168	9,238
Total accrued liabilities	$78,795	$94,416
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

As of July 29, 2023, we did not have any borrowings outstanding on the revolving line of credit under the Amended Credit Agreement, and we had $78.1 million in borrowing capacity as reduced by outstanding letters of credit. As of July 29, 2023, we were in compliance with all financial covenants.
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
On August 26, 2022, a class action lawsuit alleging violations of federal securities laws was filed by certain of our stockholders in the U.S. District Court for the Northern District of California, naming as defendants us, certain of our officers and directors and filed an amended complaint on August 15, 2023. The lawsuit alleges violations of the Securities Exchange Act of 1934, as amended, by us and our officers for allegedly making materially false and misleading statements regarding our Freestyle offering between December 2020 and June 2022. The plaintiffs seek unspecified monetary damages and other relief. On March 17, 2023, a derivative action was filed against our directors in the same court, alleging the same violations of securities laws as alleged in the Class Action and breach of fiduciary duties.
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
Purchase Commitments
As of July 29, 2023, we had $168.0 million of enforceable and legally binding inventory purchase commitments, predominantly due within one year.

9.Accumulated Other Comprehensive Income (Loss)
The tables below present the changes in AOCI by component and, if applicable, the reclassifications out of AOCI for fiscal 2023 and fiscal 2022:

	Changes in Accumulated Other Comprehensive Income (Loss)
(in thousands)	Available-for-sale Securities	Foreign Currency Translation	Total
Balance at July 30, 2022	$(2,340)	$(1,187)	$(3,527)
Other comprehensive income before reclassifications (1)	1,593	2,316	3,909
Amounts reclassified from AOCI	145	—	145
Net change in AOCI	1,738	2,316	4,054
Balance at July 29, 2023	$(602)	$1,129	$527

	Changes in Accumulated Other Comprehensive Income (Loss)
(in thousands)	Available-for-sale Securities	Foreign Currency Translation	Total
Balance at July 31, 2021	$(290)	$3,701	$3,411
Other comprehensive loss before reclassifications (1)	(1,873)	(4,888)	(6,761)
Amounts reclassified from AOCI	(177)	—	(177)
Net change in AOCI	(2,050)	(4,888)	(6,938)
Balance at July 30, 2022	$(2,340)	$(1,187)	$(3,527)
(1) There was no associated income tax effect for losses on available-for-sale securities during fiscal 2023 and fiscal 2022, as we have recorded a valuation allowance against these deferred tax balances.
10.Stock-Based Compensation
Stock Plans
2011 Equity Incentive Plan
In 2011, we adopted the 2011 Equity Incentive Plan (the “2011 Plan”). The 2011 Plan provided for the grant of stock-based awards to employees, directors, and non-employees under terms and provisions established by the Board of Directors.
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
2017 Incentive Plan
In November 2017, our Board of Directors and stockholders adopted our 2017 Incentive Plan (the “2017 Plan”). The remaining shares available for issuance under our 2011 Plan became reserved for issuance under the 2017 Plan. Our 2017 Plan provides for the grant of Class A incentive stock options to employees, including employees of our subsidiary, and for the grant of nonqualified stock options, stock appreciation rights, restricted stock awards, RSU awards, performance stock awards, performance cash awards, and other forms of stock awards to employees, directors, and consultants, including employees and consultants of our subsidiaries. Employee stock option awards generally begin to vest six months after the grant date with the remaining shares subject to the option vesting ratably over the next 30 months. Options generally expire after 10 years. RSU awards made to employees generally vest ratably on a quarterly basis subject to the employee’s continued service with the Company. The number of shares authorized for issuance under the 2017 Plan was 38,257,771 shares of Class A common stock as of July 29, 2023.

The following table summarizes the shares available for grant under the 2017 Plan:

Shares Available for Grant
Balance at July 30, 2022	4,461,798
Authorized	5,464,539
Granted	(11,569,298)
Forfeited	8,855,115
Balance at July 29, 2023	7,212,154

2019 Inducement Plan
In October 2019, our Board of Directors adopted our 2019 Inducement Plan (the “2019 Plan”). Our 2019 Plan provides for the grant of Class A nonqualified stock options and RSU awards to individuals who satisfy the standards for inducement grants under the relevant Nasdaq Stock Market rules. As of July 29, 2023, the number of shares authorized for issuance under the 2019 Plan was 10,750,000 shares of Class A common stock and the number of shares available for grant was 1,201,427.
Stock Options
Stock option activity under the 2011 Plan, 2017 Plan, and 2019 Plan was as follows:

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance at July 30, 2022	4,703,564	$21.07	7.58	$638
Granted	6,428,078	4.22
Exercised	(121,687)	1.32
Forfeited	(2,903,845)	23.70
Balance at July 29, 2023	8,106,110	$7.06	8.78	$4,770
Options vested and exercisable at July 29, 2023	2,619,022	$12.75	6.90	$552
Options vested and expected to vest at July 29, 2023	7,488,969	$7.30	8.70	$4,271
The weighted-average grant date fair value of options granted during fiscal 2023, fiscal 2022, and fiscal 2021 was $2.72, $6.26, and $29.07 per share, respectively. The total grant date fair value of options that vested during fiscal 2023, fiscal 2022, and fiscal 2021 was $11.8 million, $14.0 million, and $13.3 million, respectively. The aggregate intrinsic value of options exercised during fiscal 2023, fiscal 2022, and fiscal 2021 was $0.4 million, $3.5 million, and $78.3 million, respectively. The aggregate intrinsic value of options exercised is the difference between the fair value of the underlying common stock on the date of exercise and the exercise price for in-the-money stock options.
Restricted Stock Units
Employee RSUs are granted under the 2017 Plan and 2019 Plan, settle into Class A common stock, and generally vest ratably on a quarterly basis subject to the employee’s continued service with the Company.

The following table summarizes the RSU award activity under the 2017 Plan and 2019 Plan:

	Unvested RSUs
	Class A Common Stock	Weighted- Average Grant Date Fair Value
Unvested at July 30, 2022	19,217,622	$16.09
Granted	8,441,220	4.25
Vested	(6,209,769)	12.43
Forfeited	(9,993,496)	14.81
Unvested at July 29, 2023	11,455,577	$10.47
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
These awards are classified as liability-based awards in accrued expenses in the accompanying consolidated balance sheets, which are measured based on the fair value of the award at the end of each reporting period until settled. The Company records stock-based compensation related to accrued compensation in which it intends to settle in shares of the Company’s common stock. However, it is the Company’s discretion whether this compensation will ultimately be paid in stock or cash, as it has the right to dictate the form of these payments up until the date they are paid.
Stock-based compensation expense is recorded over the fiscal year in which performance is assessed.
Stock-Based Compensation Expense
Stock-based compensation expense for options and RSUs granted to employees was $104.5 million, $128.5 million, and $100.7 million for fiscal 2023, fiscal 2022, and fiscal 2021, respectively. As a result of the 2022 Restructuring Plan, described in Note 13, “Restructuring,” stock-based compensation expense decreased by $4.4 million in fiscal 2023 due to forfeitures of previously granted awards above our estimate. Stock-based compensation expense is included in selling, general, and administrative expenses in the consolidated statements of operations and comprehensive loss.
The Company recognized no income tax benefit from stock-based compensation expense during fiscal 2023 and fiscal 2022 as the Company currently maintains a full valuation allowance against its net deferred tax assets in jurisdictions where material stock-based compensation expense is incurred. During fiscal 2021, the Company recognized a material income tax benefit from stock-based compensation expense due to the net operating loss carryback provisions of the CARES Act.
As of July 29, 2023, the total unrecognized compensation expense related to unvested options and RSUs, net of estimated forfeitures, was $113.3 million, which we expect to recognize over an estimated weighted average period of 2.3 years.
The fair value of stock options granted to employees was estimated at the grant date using the Black-Scholes option-pricing model with the following assumptions:

For the Fiscal Year Ended
	July 29, 2023	July 30, 2022	July 31, 2021
Expected term (in years)	3.2 - 5.5	3.1 - 5.5	5.3 - 6.3
Volatility	80.3 - 87.3%	62.1 - 79.2%	55.5 - 55.9%
Risk free interest rate	3.6 - 4.4%	0.8 - 2.9%	0.3 - 1.1%
Dividend yield	—%	—%	—%

11.Income Taxes
The domestic and foreign components of loss before income taxes were as follows:

	For the Fiscal Year Ended
(in thousands)	July 29, 2023	July 30, 2022	July 31, 2021
Income (loss) before income taxes:
United States	$(172,334)	$(210,852)	$(62,341)
Foreign	1,851	1,382	1,224
Total loss before income taxes	$(170,483)	$(209,470)	$(61,117)
The components of the provision (benefit) for income tax expense were as follows:

	For the Fiscal Year Ended
(in thousands)	July 29, 2023	July 30, 2022	July 31, 2021
Current:
Federal	$157	$88	$(49,552)
State	(253)	(2,472)	(2,562)
Foreign	1,273	570	(191)
Total current	1,177	(1,814)	(52,305)
Deferred:
Foreign	313	(535)	64
Total deferred	313	(535)	64
Total income tax provision (benefit)	$1,490	$(2,349)	$(52,241)
The reconciliation of our effective tax rate to the statutory federal rate was as follows:

	For the Fiscal Year Ended
(in thousands, except percentages)	July 29, 2023		July 30, 2022		July 31, 2021
Taxes at federal statutory rate	$(35,801)	21.0%	$(43,989)	21.0%	$(12,835)	21.0%
State taxes, net of federal effect	(351)	0.2%	(2,731)	1.3%	(2,417)	4.0%
Stock-based compensation	15,273	(9.0)%	8,909	(4.3)%	(34,314)	56.1%
CARES Act carryback benefit	—	0.0%	—	0.0%	(13,571)	22.2%
Change in valuation allowance	28,195	(16.5)%	41,262	(19.7)%	21,789	(35.7)%
R&D credits	(8,426)	4.9%	(7,921)	3.8%	(13,582)	22.2%
Uncertain tax positions	31	0.0%	18	0.0%	(40)	0.1%
Return to provision	334	(0.2)%	(208)	0.1%	783	(1.3)%
Other	2,235	(1.3)%	2,311	(1.1)%	1,946	(3.1)%
Effective tax rate	$1,490	(0.9)%	$(2,349)	1.1%	$(52,241)	85.5%

The components of net deferred tax assets were as follows:

(in thousands)	July 29, 2023	July 30, 2022
Deferred tax assets:
Inventory reserve and UNICAP	$16,514	$25,867
Accruals and reserves	2,829	5,180
Research and development credits	44,923	35,843
Capitalized research and development costs	31,416	—
Stock-based compensation	10,679	16,487
Deferred revenue	1,095	390
Operating lease liability	40,423	43,280
Net operating losses	49,734	52,751
Other	1,996	2,001
Gross deferred tax assets	199,609	181,799
Less: valuation allowance	(154,757)	(126,463)
Deferred tax assets, net of valuation allowance	44,852	55,336
Deferred tax liabilities:
Depreciation and amortization	(16,306)	(20,221)
Operating lease right-of-use assets	(27,505)	(33,254)
Other	(561)	(1,110)
Gross deferred tax liabilities	(44,372)	(54,585)

Net deferred tax assets, net of valuation allowance	$480	$751
Our effective tax rate and provision for income taxes increased in fiscal 2023 as compared to fiscal 2022, primarily due to additional foreign income taxes and less reserve releases due to lapses in statutes of limitation.
Our effective tax rate and benefit for income taxes decreased from the fiscal 2021 to the fiscal 2022, primarily due to the reversal of stock-based compensation expenses and the absence of the prior year net operating loss carryback provisions of the CARES Act that were not in effect for the current year.
We have not recognized a deferred tax liability related to unremitted foreign earnings because future tax costs associated with future remittances are not expected to be significant.
Beginning January 1, 2022, the Tax Cuts and Jobs Act (the "Tax Act”) eliminated the option to deduct research and development expenditures in the current year and requires taxpayers to capitalize such expenses pursuant to Internal Revenue Code (“IRC”) Section 174. The capitalized expenses are amortized over a five-year period for domestic expenses. As a result of this provision of the Tax Act, deferred tax assets related to capitalized research expenses increased by $31.4 million, partially offset by amortization on research expenses.
As of July 29, 2023 and July 30, 2022, we had federal net operating loss carryforwards of $152.7 million and $165.3 million, respectively, which will be carried forward indefinitely. As of July 29, 2023 and July 30, 2022, we had federal research and development tax credit carryforwards of $49.5 million and $38.7 million, respectively. The research and development tax credits will expire beginning in 2036, if not utilized.
As of July 29, 2023 and July 30, 2022, we had state net operating loss carryforwards of $274.7 million and $256.0 million, respectively. These state net operating loss carryforwards will expire, if not utilized, beginning in 2025. As of July 29, 2023, and July 30, 2022, we had California research and development tax credit carryforwards of $23.9 million and $21.4 million, respectively, which are not subject to expiration. Utilization of the net operating loss carryforwards, tax credits, and other tax attributes may be subject to various limitations due to the ownership change limitations provided by IRC Section 382 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before their utilization and reduce our ability to offset future income with our tax attributes.

Uncertain Tax Positions
A reconciliation of our unrecognized tax benefits is as follows:

(in thousands)	July 29, 2023	July 30, 2022	July 31, 2021
Balance at the beginning of the year	$26,106	$23,625	$16,693
Lapse of statute of limitations	(474)	(2,191)	(1,909)
Increase related to prior period tax positions	1,134	309	495
Decrease related to prior period tax positions	—	(12)	—
Increase related to current year tax positions	3,150	4,375	8,346
Balance at the end of the year	$29,916	$26,106	$23,625
The amount of unrecognized tax benefits relating to our tax positions is subject to change based on future events including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statutes of limitations. Although the outcomes and timing of such events are highly uncertain, we anticipate that the balance of the liability for unrecognized tax benefits and related deferred tax assets will decrease by $1.2 million during the next 12 months due to lapses of applicable statutes of limitation. Our liability for uncertain tax positions as of July 29, 2023, includes $1.4 million related to amounts that would impact our current and future tax expense.
We recognize interest related to uncertain tax positions in our provision for income taxes.
We file income tax returns in the U.S. federal and various state and local jurisdictions, as well as in the UK. As of July 29, 2023, our fiscal 2016 through fiscal 2020 tax returns are subject to potential examination in one or more jurisdictions.
We regularly assess whether it is more likely than not that we will realize our deferred tax assets in each taxing jurisdiction in which we operate. We consider many factors when assessing the likelihood of future realization, including our recent cumulative loss, earnings expectations in earlier future years, and other relevant factors. We continue to record a full valuation allowance on our U.S. and state net deferred tax assets due to cumulative historical losses. The valuation allowance primarily relates to federal and state deferred tax assets, including unrealized credit carryforwards and net operating losses. The valuation allowance increased by $28.3 million in fiscal 2023, and by $48.9 million in fiscal 2022.
A reconciliation of our valuation allowance was as follows:

(in thousands)	July 29, 2023	July 30, 2022
Valuation allowance at the beginning of the year	$126,463	$77,604
Valuation allowance charged to expense	35,836	54,383
Valuation allowance credited to other accounts	(7,542)	(5,524)
Valuation allowance at the end of the year	$154,757	$126,463
12.Loss Per Share Attributable to Common Stockholders and Common Stock
Basic and diluted loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities: Class A and Class B common stock. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting, conversion, and transfer rights. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock is convertible at any time at the option of the stockholder into one share of Class A common stock.
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

The table below presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted loss per share attributable to Class A and Class B common stockholders:

(in thousands except share and per share amounts)	July 29, 2023	July 30, 2022	July 31, 2021
Numerator:
Net loss attributable to Class A and Class B common stockholders	$(171,973)	$(207,121)	$(8,876)
Denominator:
Weighted-average shares of common stock – basic	114,684,980	108,762,589	105,975,403
Weighted-average shares of common stock – diluted	114,684,980	108,762,589	105,975,403
Loss per share attributable to Class A and Class B common stockholders:
Basic	$(1.50)	$(1.90)	$(0.08)
Diluted	$(1.50)	$(1.90)	$(0.08)
As the Company has reported net loss for each of the periods presented, all potentially dilutive securities were considered antidilutive. The following common stock equivalents were excluded from the computation of diluted loss per share because their effect would have been antidilutive for the periods presented:

	July 29, 2023	July 30, 2022	July 31, 2021
Restricted stock units that settle into Class A common stock	11,455,577	19,217,622	10,264,925
Stock options to purchase Class A common stock	7,297,653	3,629,617	2,361,055
Stock options to purchase Class B common stock	808,457	1,073,947	1,289,427
Total	19,561,687	23,921,186	13,915,407
Share Repurchase Program
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
We did not repurchase any shares in fiscal 2023 or fiscal 2021. As of July 29, 2023, $120.0 million remained available under the 2022 Repurchase Program authorization. The table below summarizes the share repurchase activity in fiscal 2022 under our share repurchase program:

July 30, 2022
Number of shares repurchased	2,302,141
Weighted-average price per share	$13.03
Aggregate purchase price (in thousands) (1)	$30,042
(1) Amount includes broker commissions
Repurchases under the 2022 Repurchase Program during any given fiscal period will reduce the number of weighted-average common shares outstanding for the respective period.
13.Restructuring
In June 2022, we announced the 2022 Restructuring Plan to reduce our future fixed and variable operating costs and allow us to centralize key capabilities, strengthen decision-making to drive efficiencies, and ensure we are allocating resources to our most critical priorities. In fiscal 2022, our implementation of the 2022 Restructuring Plan reduced our then-current employee workforce by approximately 4%, including approximately 15% of our then-salaried positions. During fiscal 2023, we recorded $0.9 million of additional restructuring charges consisting of severance and employee-related benefits, related to the 2022 Restructuring Plan.
In furtherance of and as an expansion of the 2022 Restructuring Plan, in January 2023, we implemented a plan of termination (“January 2023 Reduction in Force”). The January 2023 Reduction in Force reduced our then-current employee workforce by approximately 6%, including approximately 20% of our then-salaried positions. In connection with the 2023 Reduction in Force, our then-Chief Executive Officer agreed that she would step down from her employment with the Company and from the Board of Directors. We also recorded an impairment charge to a portion of our corporate office space due to a change in the use of this space, as a furtherance of the 2022 Restructuring Plan, and based on further deterioration in the San Francisco sublease market, making recoverability unlikely. The January 2023 Reduction in Force also included the closure of our Salt Lake City fulfillment center. During fiscal 2023, we recorded the following related to the January 2023 Reduction in Force:

•$17.9 million of restructuring charges related to severance and employee-related benefits and other charges, including $16.8 million of cash restructuring charges, which were substantially all paid during fiscal 2023;
•$16.9 million of asset impairment charges related to a portion of our corporate office space, as described above;
•$1.8 million of accelerated depreciation expense related to assets at our Salt Lake City fulfillment center, which we determined would not be transferred to other fulfillment centers in our network and for which we did not have immediate plans to use.
In furtherance of and as an expansion of the 2022 Restructuring Plan, we announced in June 2023 the intended closure of our fulfillment centers in Bethlehem, Pennsylvania and Dallas, Texas (the “Bethlehem and Dallas Closures”). During fiscal 2023, we recorded the following related to this action:
•$1.3 million of restructuring charges related to severance and employee-related benefits. We expect substantially all of these cash payments to be completed by the end of the quarter ending April 27, 2024, and
•$1.3 million of accelerated depreciation expense and other restructuring costs.
Related to the Bethlehem and Dallas Closures, we estimate that we will incur between $5 million and $7 million in additional cash restructuring charges, primarily consisting of severance and employee-related benefits, and to a lesser extent, transportation costs to redistribute inventory to other fulfillment centers and other closure costs. We expect these expenses will be incurred over the first three fiscal quarters of fiscal 2024, with substantially all of these cash payments to be completed by the end of the third fiscal quarter ending April 27, 2024.
Additionally, in June 2023, we also announced that we would enter a consultation period, in accordance with UK law, to explore exiting the market in the UK. On August 24, 2023, we ended the consultation period, and made the decision to exit our business and wind down our operations in the UK. During fiscal 2023, we recorded the following related to this action:
•$2.8 million liability to account for losses expected to arise from firm purchase commitments for future receipts of inventory in the UK;
•$1.3 million of asset impairment charges related to the property and equipment in the UK; and
•$0.6 million specific inventory reserve to record anticipated losses on inventory in the UK at the lower of cost or net realizable value, based on projected sales through the exit of this business.
Related to the UK exit, we estimate that we will incur additional cash restructuring charges between $4 million and $5 million, which primarily represent severance and employee-related benefits and the related taxes. We expect these expenses to be incurred over the next two fiscal quarters, with substantially all of these cash payments to be completed by the end of the second fiscal quarter ending January 27, 2024.
The components of total restructuring charges were as follows:

	For the Fiscal Year Ended
(in thousands)	July 29, 2023	July 30, 2022
Cash restructuring charges:
Severance and employee-related benefits (1)	$18,299	$10,869
Other (4)	3,526	—
Non-cash restructuring charges:
Asset impairments (1, 2)	18,190	6,154
Accelerated depreciation (1)	2,805	—
Inventory impairment (3)	553	719
Other (1)	1,364	—
Total restructuring	$44,737	$17,742
(1) Recognized in selling, general, and administrative expenses on the consolidated statements of operations and comprehensive loss.
(2) Fiscal 2023 includes impairments of both operating lease right-of-use assets and property and equipment.
(3) Recognized in cost of goods sold on the consolidated statements of operations and comprehensive loss.
(4) Primarily comprised of losses expected to arise from firm purchase commitments for future receipts of inventory.

The following table provides the changes in the Company’s restructuring related liabilities, which are included within accounts payable and accrued liabilities on the consolidated balance sheets:

(in thousands)	Severance and Employee Related Benefits and Other
Balance at July 30, 2022	$290
Charges incurred	21,825
Cash payments	(17,387)
Balance at July 29, 2023	$4,728
14. Subsequent Events
In June 2023, we also announced that we would enter a consultation period, in accordance with UK law, to explore exiting the market in the UK. On August 24, 2023, we ended the consultation period, and made the decision to exit our business and wind down our operations in the UK. We anticipate that we will send our last Fixes to UK clients and cease operations of our UK business in the first quarter of fiscal 2024, and at such time, we will consider the UK business a discontinued operation.
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
Based on the evaluation of our disclosure controls and procedures as of July 29, 2023, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 29, 2023.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on evaluation under these criteria, management determined that our internal control over financial reporting was effective as of July 29, 2023.
Deloitte & Touche LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting and, as part of the audit, has issued a report on the effectiveness of our internal control over financial reporting as of July 29, 2023, which is included under “Item 8. Financial Statements and Supplementary Data” of this Annual Report.
Changes in Internal Control over Financial Reporting
There were no changes during the fiscal year ended July 29, 2023 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information required by this item regarding directors and director nominees, executive officers, the Board of Directors and its committees, certain corporate governance matters, and compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information set forth under the captions “Proposal 1: Election of Directors,” “Executive Officers,” and “Delinquent Section 16(a) Reports” in the definitive proxy statement for our 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”).
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
Item 11. Executive Compensation.
Information required by this item regarding executive compensation is incorporated by reference to the information set forth under the captions “Executive Compensation” and “Director Compensation” in our 2023 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by this item regarding security ownership of certain beneficial owners and management and securities authorized for issuance under our equity compensation plans is incorporated by reference to the information set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information” in our 2023 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information required by this item regarding certain relationships and related transactions and director independence is incorporated by reference to the information set forth under the captions “Transactions with Related Persons and Indemnification” and “Proposal 1: Election of Directors—Independence of the Board” in our 2023 Proxy Statement.
Item 14. Principal Accounting Fees and Services.
Information required by this item regarding principal accounting fees and services is incorporated by reference to the information set forth under the caption “Proposal 3: Ratification of Selection of Independent Registered Public Accounting Firm” in our 2023 Proxy Statement.

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
(3) The exhibits listed in the following Exhibit Index are filed, furnished, or incorporated by reference as part of this Annual Report.

Exhibit Index

		Incorporation by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
3.1*	Amended and Restated Certificate of Incorporation of Stitch Fix, Inc.	8-K	001-38291	3.1	11/21/2017
3.2*	Amended and Restated Bylaws of Stitch Fix, Inc.	8-K	001-38291	3.1	6/27/2023
4.1*	Form of Class A Common Stock Certificate.	S-1/A	333-221014	4.1	11/6/2017
4.2*	Form of Class B Common Stock Certificate.	S-8	333-221650	4.6	11/17/2017
4.3*	Description of Class A Common Stock.	10-K	001-38291	4.3	9/25/2020
10.1*	Amended and Restated Investor Rights Agreement, dated April 10, 2014.	S-1	333-221014	10.1	10/19/2017
10.2*+	Stitch Fix, Inc. 2011 Equity Incentive Plan, as amended.	S-1	333-221014	10.2	10/19/2017
10.3*+	Forms of grant notice, stock option agreement, notice of exercise and early exercise stock purchase agreement under the Stitch Fix, Inc. 2011 Equity Incentive Plan, as amended.	S-1	333-221014	10.3	10/19/2017
10.4*+	Stitch Fix, Inc. 2017 Incentive Plan, as amended.	S-8	333-267543	99.1	9/21/2022
10.5+	Forms of stock option grant notice, stock option agreement and notice of exercise under the Stitch Fix, Inc. 2017 Incentive Plan.					X
10.6*	Forms of restricted stock unit grant notice and award agreement for Vice Presidents and above under the Stitch Fix, Inc. 2017 Incentive Plan.					X
10.7	Forms of restricted stock unit grant notice and award agreement under the Stitch Fix, Inc. 2017 Incentive Plan.					X
10.8+	Stitch Fix, Inc. 2019 Inducement Plan, as amended.	S-8	333-264376	99.1	4/19/2022
10.9+	Forms of stock option grant notice, stock option agreement and notice of exercise under the Stitch Fix, Inc. 2019 Inducement Plan.					X
10.10+	Forms of restricted stock unit grant notice and award agreement under the Stitch Fix, Inc. 2019 Inducement Plan.					X
10.11*+	Form of Indemnity Agreement entered into by and between Stitch Fix, Inc. and each director and executive officer.	S-1	333-221014	10.7	10/19/2017
10.12*+	Independent Director Compensation Policy	10-Q	001-38291	10.1	3/9/2021
10.13+	Offer Letter by and between Matt Baer and Stitch Fix, Inc., dated June 9, 2023.					X
10.14*+	Offer Letter, by and between Stitch Fix, Inc. and Katrina Lake, dated September 5, 2017.	S-1	333-221014	10.8	10/19/2017
10.15*+	Chief Executive Officer Offer Letter, by and between Stitch Fix, Inc. and Katrina Lake, dated January 4, 2023.	10-Q	001-38291	10.2	3/8/2023
10.16*+	Amended and Restated Offer Letter, by and between Stitch Fix, Inc. and Scott Darling, dated September 5, 2017.	S-1	333-221014	10.11	10/19/2017
10.17*+	Separation Agreement, by and between Stitch Fix, Inc. and Scott Darling, dated October 6, 2022.	10-Q	001-38291	10.1	3/8/2023
10.18*+	Offer Letter, by and between Stitch Fix, Inc. and Elizabeth Spaulding, dated June 23, 2021.	10-K	001-38291	10.18	9/27/2021
10.19*+	Separation Agreement, by and between Stitch Fix, Inc. and Elizabeth Spaulding, dated January 5, 2023.	10-Q	001-38291	10.3	3/8/2023

		Incorporation by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
10.20*+	Offer Letter, by and between Stitch Fix, Inc. and Dan Jedda, dated October 29, 2020.	10-Q	001-38291	10.1	12/8/2020
10.21*+	Offer Letter, by and between Sachin Dhawan and Stitch Fix, Inc., dated December 20, 2021.	10-K	001-38291	10.19	9/21/2023
10.22+	Separation Agreement between Sachin Dhawan and Stitch Fix, Inc., dated July 20, 2023.					X
10.23*+	Chief Financial Officer Offer Letter, by and between Stitch Fix, Inc. and David Aufderhaar, dated April 4, 2023.	10-Q	001-38291	10.1	6/7/2023
10.24*	Office Lease, by and between Stitch Fix, Inc. and Post-Montgomery Associates, dated as of November 10, 2015, as amended.	S-1/A	333-221014	10.12	11/6/2017
10.25*	First Amendment to Original Office Lease, executed February 22, 2016, between Stitch Fix, Inc. and Post-Montgomery Associates.	10-Q	001-38291	10.1	3/13/2018
10.26*	Second Amendment to Original Office Lease, executed September 6, 2017, between Stitch Fix, Inc. and Post-Montgomery Associates.	10-Q	001-38291	10.2	3/13/2018
10.27*	Third Amendment to the Office Lease, by and between Stitch Fix, Inc. and Post-Montgomery Associates, dated as of January 29, 2018.	8-K	001-38291	10.1	2/2/2018
10.28*	Fourth Amendment to the Office Lease, by and between Stitch Fix, Inc. and Post-Montgomery Associates, dated as of June 4, 2018.	10-Q	001-38291	10.2	6/8/2018
10.29*	Amended and Restated Credit Agreement by and between, Stitch Fix, Inc. and Silicon Valley Bank, dated June 2, 2021.	10-Q	001-38291	10.1	6/8/2021
10.30*	First Amendment to Amended and Restated Credit Agreement by and between, Stitch Fix, Inc. and Silicon Valley Bank, dated July 29, 2022.	10-K	001-38291	10.26	9/21/2022
21.1	List of Subsidiaries of Stitch Fix, Inc.					X
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

Incorporation by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
+ Indicates management contract or compensatory plan.
* Document has been previously filed with the Securities and Exchange Commission and is incorporated herein by reference herein.
† The certification attached as Exhibit 32.1 accompanying this Annual Report is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Stitch Fix, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report, irrespective of any general incorporation language contained in such filing.
Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Stitch Fix, Inc.
Date:	September 20, 2023	By:	/s/ David Aufderhaar
David Aufderhaar
Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Sarah Barkema
Sarah Barkema
Chief Accounting Officer
(Principal Accounting Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Matt Baer, David Aufderhaar, Sarah Barkema, and Casey O’Connor, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution for him or her, and in his or her name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and either of them, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Matt Baer	Chief Executive Officer and Director	September 20, 2023
Matt Baer	(Principal Executive Officer)

/s/ David Aufderhaar	Chief Financial Officer	September 20, 2023
David Aufderhaar	(Principal Financial Officer)

/s/ Sarah Barkema	Chief Accounting Officer	September 20, 2023
Sarah Barkema	(Principal Accounting Officer)

/s/ Kofi Amoo-Gottfried	Director	September 20, 2023
Kofi Amoo-Gottfried

/s/ Steven Anderson	Director	September 20, 2023
Steven Anderson

/s/ J. William Gurley	Director	September 20, 2023
J. William Gurley

/s/ Katrina Lake	Founder and Director	September 20, 2023
Katrina Lake

/s/ Sharon McCollam	Director	September 20, 2023
Sharon McCollam

/s/ Neal Mohan	Director	September 20, 2023
Neal Mohan

/s/ Elizabeth Williams	Director	September 20, 2023
Elizabeth Williams