Form 10-Q
period 2023-10-28
Stitch Fix, Inc.
filed 2023-12-06
CIK 1576942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 28, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of December 1, 2023, the number of outstanding shares of the registrant’s Class A common stock, par value $0.00002 per share, was 92,485,905, and the number of outstanding shares of the registrant’s Class B common stock, par value $0.00002 per share, was 25,405,020.

STITCH FIX, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Stitch Fix, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	October 28, 2023	July 29, 2023
Assets
Current assets:
Cash and cash equivalents	$256,898	$239,437
Short-term investments	5,440	18,161
Inventory, net	160,720	130,548
Prepaid expenses and other current assets	24,789	27,692
Current assets, discontinued operations	2,438	9,623
Total current assets	450,285	425,461
Property and equipment, net	71,490	79,757
Operating lease right-of-use assets	98,645	104,533
Other long-term assets	2,830	2,681
Long-term assets, discontinued operations	788	2,046
Total assets	$624,038	$614,478
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$131,444	$96,730
Operating lease liabilities	27,650	28,210
Accrued liabilities	75,114	69,893
Gift card liability	9,826	10,328
Deferred revenue	10,702	11,366
Other current liabilities	9,479	8,802
Current liabilities, discontinued operations	6,678	12,782
Total current liabilities	270,893	238,111
Operating lease liabilities, net of current portion	118,741	125,418
Other long-term liabilities	3,664	3,639
Total liabilities	393,298	367,168
Commitments and contingencies (Note 6)
Stockholders’ equity:
Class A common stock, $0.00002 par value – 2,000,000,000 shares authorized at October 28, 2023 and July 29, 2023; 94,788,046 and 90,217,226 shares issued at October 28, 2023 and July 29, 2023; and 92,485,905 and 90,217,226 shares outstanding at October 28, 2023, and July 29, 2023, respectively	1	1
Class B common stock, $0.00002 par value – 100,000,000 shares authorized at October 28, 2023, and July 29, 2023; 25,405,020 and 25,405,020 shares issued and outstanding at October 28, 2023, and July 29, 2023, respectively	1	1
Additional paid-in capital	635,164	615,236
Accumulated other comprehensive income (loss)	(481)	527
Accumulated deficit	(373,903)	(338,413)
Treasury stock, at cost – 2,302,141 and 2,302,141 shares as of October 28, 2023, and July 29, 2023, respectively	(30,042)	(30,042)
Total stockholders’ equity	230,740	247,310
Total liabilities and stockholders’ equity	$624,038	$614,478
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stitch Fix, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except share and per share amounts)

	For the Three Months Ended
	October 28, 2023	October 29, 2022
Revenue, net	$364,785	$443,741
Cost of goods sold	205,682	256,431
Gross profit	159,103	187,310
Selling, general, and administrative expenses	187,764	235,846
Operating loss	(28,661)	(48,536)
Interest income	2,248	748
Other income (expense), net	411	(177)
Loss before income taxes	(26,002)	(47,965)
Provision for income taxes	169	187
Net loss from continuing operations	(26,171)	(48,152)
Loss from discontinued operations, net of income taxes	(9,319)	(7,766)
Net loss	$(35,490)	$(55,918)
Other comprehensive income (loss):
Change in unrealized loss on available-for-sale securities, net of tax	121	(186)
Foreign currency translation	(1,129)	(1,612)
Total other comprehensive loss, net of tax	(1,008)	(1,798)
Comprehensive loss	$(36,498)	$(57,716)
Loss per share from continuing operations, attributable to common stockholders:
Basic	$(0.22)	$(0.43)
Diluted	$(0.22)	$(0.43)
Loss per share from discontinued operations, attributable to common stockholders:
Basic	$(0.08)	$(0.07)
Diluted	$(0.08)	$(0.07)
Loss per share attributable to common stockholders:
Basic	$(0.30)	$(0.50)
Diluted	$(0.30)	$(0.50)
Weighted-average shares used to compute loss per share attributable to common stockholders:
Basic	116,645,160	112,359,901
Diluted	116,645,160	112,359,901

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stitch Fix, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	For the Three Months Ended October 28, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance as of July 29, 2023	117,924,387	$2	$615,236	$527	$(338,413)	(2,302,141)	$(30,042)	$247,310
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	2,268,679	—	(4,172)	—	—	—	—	(4,172)
Stock-based compensation	—	—	24,100	—	—	—	—	24,100
Net loss	—	—	—	—	(35,490)	—	—	(35,490)
Other comprehensive loss, net of tax	—	—	—	(1,008)	—	—	—	(1,008)
Balance as of October 28, 2023	120,193,066	$2	$635,164	$(481)	$(373,903)	(2,302,141)	$(30,042)	$230,740

	For the Three Months Ended October 29, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance as of July 30, 2022	111,592,931	$2	$522,658	$(3,527)	$(166,440)	(2,302,141)	$(30,042)	$322,651
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	1,517,266	—	(3,753)	—	—	—	—	(3,753)
Stock-based compensation	—	—	33,585	—	—	—	—	33,585
Net loss	—	—	—	—	(55,918)	—	—	(55,918)
Other comprehensive loss, net of tax	—	—	—	(1,798)	—	—	—	(1,798)
Balance as of October 29, 2022	113,110,197	$2	$552,490	$(5,325)	$(222,358)	(2,302,141)	$(30,042)	$294,767

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stitch Fix, Inc.
Condensed Consolidated Statements of Cash Flow
(Unaudited)
(In thousands)

	For the Three Months Ended
	October 28, 2023	October 29, 2022
Cash Flows from Operating Activities from Continuing Operations
Net loss from continuing operations	$(26,171)	$(48,152)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities from continuing operations:
Change in inventory reserves	3,083	203
Stock-based compensation expense	19,902	31,129
Depreciation and amortization	13,784	9,846
Other	19	31
Change in operating assets and liabilities:
Inventory	(33,255)	(21,802)
Prepaid expenses and other assets	2,800	(786)
Income tax receivables	—	26,640
Operating lease right-of-use assets and liabilities	(1,349)	(278)
Accounts payable	34,709	(1,187)
Accrued liabilities	7,502	4,284
Deferred revenue	(664)	(714)
Gift card liability	(503)	(533)
Other liabilities	702	(255)
Net cash provided by (used in) operating activities from continuing operations	20,559	(1,574)
Cash Flows from Investing Activities from Continuing Operations
Proceeds from sale of property and equipment	21	—
Purchases of property and equipment	(3,653)	(5,888)
Purchases of securities available-for-sale	—	(258)
Sales of securities available-for-sale	—	4,145
Maturities of securities available-for-sale	12,820	—
Net cash provided by (used in) investing activities from continuing operations	9,188	(2,001)
Cash Flows from Financing Activities from Continuing Operations
Payments for tax withholdings related to vesting of restricted stock units	(4,008)	(3,664)
Other	(100)	(117)
Net cash used in financing activities from continuing operations	(4,108)	(3,781)
Net increase (decrease) in cash and cash equivalents from continuing operations	25,639	(7,356)
Cash Flows from Discontinued Operations
Net cash used in operating activities from discontinued operations	(6,119)	(8,474)
Net cash used in investing activities from discontinued operations	—	(256)
Net cash used in financing activities from discontinued operations	(164)	(89)
Net decrease in cash and cash equivalents from discontinued operations	(6,283)	(8,819)
Effect of exchange rate changes on cash and cash equivalents	(1,895)	(1,414)
Net increase (decrease) in cash and cash equivalents	17,461	(17,589)
Cash and cash equivalents at beginning of period	239,437	130,935
Cash and cash equivalents at end of period	$256,898	$113,346
Supplemental Disclosure
Cash paid for income taxes	$386	$83
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchases of property and equipment included in accounts payable and accrued liabilities	$1,099	$1,579
Capitalized stock-based compensation	$1,303	$1,871
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stitch Fix, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Description of Business
Stitch Fix, Inc. (“we,” “our,” “us,” or “the Company”) delivers personalization to our clients through the pairing of data science and human judgment. Currently, clients can engage with us in one of two ways that, combined, form an ecosystem of personalized experiences across styling, shopping, and inspiration: (1) by receiving a personalized shipment of items informed by our algorithms and sent by a Stitch Fix stylist (a “Fix”); or (2) by purchasing directly from our website or mobile app based on a personalized assortment of outfit and item recommendations (“Freestyle”). Clients can choose to schedule automatic shipments or order a Fix on demand after they fill out a style profile on our website or mobile app. After receiving a Fix, our clients purchase the items they want to keep and return the other items, if any. Freestyle utilizes our algorithms to recommend a personalized assortment of outfit and item recommendations that will update throughout the day and will continue to evolve as we learn more about the client. We are incorporated in Delaware and have operations in the United States. Previously, we also had operations in the United Kingdom (“UK”). On August 24, 2023, we ended the consultation period required by UK law, and made the decision to exit our business and wind down our operations in the UK. As of October 28, 2023, we ceased operations of our UK business, and met the requirements to report the UK business as a discontinued operation for all periods presented.
2.    Summary of Significant Accounting Policies
Basis of Presentation
Our fiscal year is a 52-week or 53-week period ending on the Saturday closest to July 31. The fiscal year ending August 3, 2024 (“fiscal 2024”) consists of 53 weeks, with the extra week occurring in the fourth fiscal quarter ending August 3, 2024. The fiscal year ending July 29, 2023 (“fiscal 2023”) consisted of 52 weeks.
The accompanying unaudited condensed consolidated financial statements include the accounts of Stitch Fix, Inc. and our wholly-owned subsidiaries, and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and the applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as our annual consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments, which are necessary for the fair statement of our financial information. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending August 3, 2024, or for any other interim period or for any other future year. All intercompany balances and transactions have been eliminated in consolidation.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended July 29, 2023 (the “2023 Annual Report”).
Discontinued Operations
During the first quarter of fiscal 2024, we ceased operations of our UK business and the accounting requirements for reporting the UK business as a discontinued operation were met. Accordingly, the condensed consolidated financial statements reflect the results of the UK business as a discontinued operation for all periods presented. Unless otherwise noted, amounts and disclosures throughout these Notes to Condensed Consolidated Financial Statements relate to the Company's continuing operations. Refer to Note 12, “Discontinued Operations” for further details.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and the accompanying footnotes.
Significant estimates and assumptions are used for inventory, stock-based compensation expense, income taxes, and revenue recognition. Actual results could differ from those estimates and such differences may be material to the condensed consolidated financial statements.

Significant Accounting Policies
Unless noted below, there have been no changes to the Company’s significant accounting policies, as described in our 2023 Annual Report, that had a material impact on these condensed consolidated financial statements and related notes.
Short-Term Investments
Our short-term investments have been classified and accounted for as available-for-sale securities. The allowance for expected credit losses on our available-for-sale debt securities was immaterial at both October 28, 2023 and July 29, 2023.
We have elected to present accrued interest receivable separately from short-term investments in the condensed consolidated balance sheets. Accrued interest receivable, which was immaterial at both October 28, 2023 and July 29, 2023, is recorded in prepaid expenses and other current assets in the condensed consolidated balance sheets. We did not write off any accrued interest receivable during the three months ended October 28, 2023 or October 29, 2022.
Inventory, net
Inventory, net consists of finished goods recorded at the lower of cost or net realizable value using the first-in-first-out (FIFO) method. Gross inventory costs include both merchandise costs and in-bound freight costs.
Inventory, net includes reserves for excess and slow-moving inventory we expect to write off based on historical trends, damaged inventory, and shrinkage. Our total inventory reserves were $41.8 million and $38.7 million as of October 28, 2023 and July 29, 2023, respectively. At both October 28, 2023 and July 29, 2023, we recorded additional specific reserves related to excess and slow-moving seasonal inventory. Aside from these specific reserves, we have not made any material changes to our assumptions included in the calculations of the lower of cost or net realizable value reserves at October 28, 2023 or July 29, 2023.
Foreign Currency
As of October 28, 2023, we ceased operations of our UK business and met the requirements to report the UK business as a discontinued operation. The functional currency of our UK business is the British pound sterling. We translate assets and liabilities to U.S. dollars using period-end exchange rates, and average monthly exchange rates for revenues, costs, and expenses. Prior to being classified as a discontinued operation, we recorded translation gains and losses in accumulated other comprehensive income (loss) (“AOCI”) as a component of stockholders’ equity. During the three months ended October 28, 2023, historical foreign currency translation losses, which were previously recognized in AOCI, were fully reclassified from equity to loss from discontinued operations, net of income taxes in the condensed consolidated statements of operations and comprehensive loss. Refer to Note 7, “Accumulated Other Comprehensive Income (Loss)” and Note 12, “Discontinued Operations” for further details.
Net foreign exchange transaction gains and losses attributable to continuing operations resulting from the conversion of the transaction currency to functional currency are recorded in other income (expense), net from continuing operations in the condensed consolidated statements of operations and comprehensive loss.
Fair Value Measurements
We apply fair value accounting for assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis, using a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The guidance establishes three levels of the fair value hierarchy as follows:
•Level 1: Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;
•Level 2: Inputs are observable, unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities; and
•Level 3: Unobservable inputs that are significant to the measurement of the fair value of the assets or liabilities that are supported by little or no market data.
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
We deduct discounts, sales tax, and estimated refunds to arrive at net revenue. Sales tax collected from clients is not considered revenue and is included in accrued liabilities until remitted to the taxing authorities. Our refund reserve is included in accrued liabilities in the condensed consolidated balance sheets.
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
The following table summarizes the balances of contractual liabilities included in deferred revenue, gift card liability, and other current liabilities as of the dates indicated:

(in thousands)	October 28, 2023	July 29, 2023
Deferred revenue:
Upfront styling fees	$5,862	$6,075
Style Pass annual fees	3,950	4,521
Freestyle orders	890	770
Total deferred revenue	$10,702	$11,366
Gift card liability	$9,826	$10,328
Other current liabilities:
Referral credits	$430	$362
The following table summarizes revenue recognized during the three months ended October 28, 2023, that was previously included in deferred revenue, gift card liability, and other current liabilities at July 29, 2023:

(in thousands)	Revenue Recognized From Amounts Previously Included in Deferred Balances at July 29, 2023
Upfront styling fees	$5,986
Style Pass annual fees	2,114
Freestyle orders	554
Gift card liability	1,013
Referral credits	87
Concentration of Credit Risks
We are subject to concentrations of credit risk, principally from cash and cash equivalents and investment securities. The majority of our cash is held by two financial institutions within the United States. Our cash balances held by these institutions exceed federally insured limits. The associated risk of concentration for cash is mitigated by banking with credit-worthy institutions. The associated risk of concentration for cash equivalents and investments is mitigated by maintaining a diversified portfolio of highly rated instruments.

No client accounted for greater than 10% of total revenue, net for the three months ended October 28, 2023 or October 29, 2022.
Recently Issued and Adopted Accounting Pronouncements
There are no new recently issued or adopted accounting pronouncements that are expected to have a material impact on the condensed consolidated financial statements.
3.    Fair Value Measurements
Our financial instruments consist of cash, cash equivalents, investments, accounts payable, and accrued liabilities. At October 28, 2023 and July 29, 2023, the carrying values of cash, accounts payable, and accrued liabilities approximated fair value due to their short-term nature. We measure our cash equivalents and investments at fair value within Level 1 or Level 2 of the fair value hierarchy because we value these investments using unadjusted, quoted market prices; or alternative pricing sources and models utilizing market observable inputs, respectively.
Our cash equivalents and investments accounted for as available-for-sale securities that were measured at fair value on a recurring basis as of October 28, 2023 and July 29, 2023 were as follows:

	October 28, 2023				July 29, 2023
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$154,424	$—	$—	$154,424	$80,251	$—	$—	$80,251
Investments:
U.S. Treasury securities	268	—	—	268	7,226	—	—	7,226
Corporate bonds	—	5,172	—	5,172	—	10,935	—	10,935
Total	$154,692	$5,172	$—	$159,864	$87,477	$10,935	$—	$98,412
There were no transfers of financial assets or liabilities into or out of Level 1, Level 2, or Level 3 during the three months ended October 28, 2023 or October 29, 2022.
The following table sets forth the amortized cost, gross unrealized losses, and fair values of our investments accounted for as available-for-sale securities as of October 28, 2023 and July 29, 2023:

	October 28, 2023			July 29, 2023
(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Losses	Fair Value
Investments:
U.S. Treasury securities	$269	$(1)	$268	$7,266	$(40)	$7,226
Corporate bonds	5,224	(52)	5,172	11,069	(134)	10,935
Total	$5,493	$(53)	$5,440	$18,335	$(174)	$18,161

The fair value and gross unrealized losses for those investments that were in a continuous unrealized loss position as of October 28, 2023 were as follows:

	Less Than 12 Months		More Than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investments:
U.S. Treasury securities	$268	$(1)	$—	$—	$268	$(1)
Corporate bonds	—	—	5,172	(52)	5,172	(52)
Total	$268	$(1)	$5,172	$(52)	$5,440	$(53)
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
The total fair value of investments in a continuous unrealized loss and the related gross unrealized losses have both decreased since July 29, 2023, due to maturities and approaching maturities of our investments during the three months ended October 28, 2023. We evaluate securities for expected credit losses on a quarterly basis with consideration given to the financial condition and near-term prospects of the issuer, whether we intend to sell the securities, and whether it is more likely than not that we will be required to sell the securities before recovery of their amortized cost basis. As of October 28, 2023, the losses on our available-for-sale securities were directly related to the increase in market interest rates and not the creditworthiness of the issuers. We have the current intent and ability to retain these securities until maturity or recovery of the amortized cost basis. Therefore, expected credit losses as of October 28, 2023 were immaterial.
The fair values of available-for-sale securities by contractual maturity as of October 28, 2023 were as follows:

	October 28, 2023
(in thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Investments:
U.S. Treasury securities	$268	$—	$—	$268
Corporate bonds	5,172	—	—	5,172
Total	$5,440	$—	$—	$5,440

4.    Accrued Liabilities
Accrued liabilities consisted of the following:

(in thousands)	October 28, 2023	July 29, 2023
Compensation and related benefits	$16,725	$12,836
Advertising	6,322	6,625
Sales taxes	6,696	5,358
Shipping and freight	8,130	8,628
Accrued accounts payable	4,544	4,058
Inventory purchases	21,835	22,684
Sales refund reserve	7,137	6,509
Other	3,725	3,195
Total accrued liabilities	$75,114	$69,893
5.    Credit Agreement
Prior to December 4, 2023, we were party to an amended and restated credit agreement, entered into June 2, 2021 and amended on July 29, 2022 (the “Amended Credit Agreement”) with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (successor by purchase to the Federal Deposit Insurance Corporation as Receiver for Silicon Valley Bridge Bank, N.A. (as successor of Silicon Valley Bank)), and other lenders, to provide a revolving line of credit of up to $100.0 million, including a letter of credit sub-facility in the aggregate amount of $30.0 million, and a swingline sub-facility in the aggregate amount of $40.0 million. We also had the option to request an incremental facility of up to $150.0 million from one or more of the lenders under the Amended Credit Agreement. As of October 28, 2023, we did not have any borrowings outstanding under the Amended Credit Agreement and we had $79.1 million in borrowing capacity as reduced by outstanding letters of credit.
On December 4, 2023, we entered into a first lien credit agreement with Citibank, N.A., as agent and lender, which provides for a $50.0 million revolving credit facility maturing on December 4, 2026 (the “2023 Credit Facility”). Upon entry into the 2023 Credit Facility, the Amended Credit Agreement was terminated. The 2023 Credit Facility includes a sub-facility that provides for the issuance of letters of credit in an amount of up to $30.0 million. Availability of the 2023 Credit Facility will be based upon a borrowing base formula and periodic borrowing base certifications valuing certain of our accounts receivable, credit card receivables, and inventory as reduced by certain reserves, if any. Our initial borrowing availability is $50.0 million.
The 2023 Credit Facility is subject to customary fees for loan facilities of this type, including a commitment fee equal to 0.30% based on the average daily undrawn potion of the 2023 Credit Facility, payable quarterly.
The interest rate applicable to the 2023 Credit Facility will be, at our option, either (a) the Adjusted Term SOFR rate for the applicable interest period (subject to a 0.00% floor), plus a margin of 2.00% or (b) the Base Rate plus a margin of 2.00%. The Base Rate is the highest of (a) the federal funds rate plus 0.50%, (b) the Wall Street Journal prime rate and (c) the Adjusted Term SOFR rate for a one month interest period plus 1.00%.
Debt under the 2023 Credit Facility is guaranteed by substantially all of our material domestic subsidiaries and is secured by substantially all of our and such subsidiaries’ assets. The 2023 Credit Facility contains affirmative and negative covenants, indemnification provisions, and events of default. The 2023 Credit Facility also contains financial covenants that require us to maintain a minimum liquidity level and a minimum total consolidated fixed charge coverage ratio during the periods set forth in the 2023 Credit Facility.
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
On August 26, 2022, a class action lawsuit alleging violations of federal securities laws was filed by certain of our stockholders in the U.S. District Court for the Northern District of California, naming as defendants us and certain of our officers and directors. An amended complaint was filed on August 15, 2023. The lawsuit alleges violations of the Securities Exchange Act of 1934, as amended, by us and our officers for allegedly making materially false and misleading statements regarding our

Freestyle offering between December 2020 and June 2022. The plaintiffs seek unspecified monetary damages and other relief. The Company filed a motion to dismiss on November 1, 2023. On March 17, 2023, a derivative action was filed against our directors in the same court, alleging the same violations of securities laws as alleged in the Class Action and breach of fiduciary duties.
There have been no other material changes to our commitments and contingencies disclosed in our 2023 Annual Report.
Indemnifications
In the ordinary course of business, we may provide indemnifications of varying scope and terms to vendors, directors, officers, and other parties with respect to certain matters. We have not incurred any material costs as a result of such indemnifications and have not accrued any liabilities related to such obligations in the condensed consolidated financial statements.
7.    Accumulated Other Comprehensive Income (Loss)
The tables below present the changes in AOCI by component and, if applicable, the reclassifications out of AOCI for the periods presented:

	For the Three Months Ended
	October 28, 2023			October 29, 2022
(in thousands)	Available-for-sale Securities	Foreign Currency Translation	Total	Available-for-sale Securities	Foreign Currency Translation	Total
Beginning balance	$(602)	$1,129	$527	$(2,340)	$(1,187)	$(3,527)
Other comprehensive income (loss) before reclassifications (1)	121	(2,274)	(2,153)	(168)	(1,612)	(1,780)
Amounts reclassified from AOCI	—	—	—	(18)	—	(18)
Release of cumulative foreign currency translation adjustments associated with discontinued operations (2)	—	1,145	1,145	—	—	—
Net change in AOCI	121	(1,129)	(1,008)	(186)	(1,612)	(1,798)
Ending balance	$(481)	$—	$(481)	$(2,526)	$(2,799)	$(5,325)
 (1) There was no associated income tax effect for losses on available-for-sale securities for the three months ended October 28, 2023 or October 29, 2022, as we have recorded a valuation allowance against these deferred tax balances.
(2) During the three months ended October 28, 2023, we ceased operations of our UK business and the accounting requirements for reporting the UK business as a discontinued operation were met. Accordingly, historical foreign currency translation losses, which were previously recognized in AOCI, were fully reclassified from stockholders’ equity to loss from discontinued operations, net of income taxes in the condensed consolidated statements of operations and comprehensive loss. Refer to Note 2, “Summary of Significant Accounting Policies” and Note 12, “Discontinued Operations” for further details.
8.    Stock-Based Compensation
Stock Plans
2011 Equity Incentive Plan
In 2011, we adopted the 2011 Equity Incentive Plan (the “2011 Plan”). The 2011 Plan provided for the grant of stock-based awards to employees, directors, and non-employees under terms and provisions established by the Board of Directors.
The 2011 Plan allowed for the grant of incentive stock options or nonqualified stock options, as well as restricted stock units (“RSU”), restricted stock awards (“RSA”), and stock appreciation rights. Only incentive and nonqualified stock options were granted under the 2011 Plan. Employee stock option awards generally vested 25% on the first anniversary of the grant date with the remaining shares subject to the option vesting ratably over the next three years subject to the employee’s continued service with the Company. Options generally expire after 10 years. Effective upon our initial public offering in 2017, the 2011 Plan was replaced by the 2017 Incentive Plan.

2017 Incentive Plan
In November 2017, our Board of Directors and stockholders adopted our 2017 Incentive Plan (the “2017 Plan”). The remaining shares available for issuance under our 2011 Plan became reserved for issuance under the 2017 Plan. Our 2017 Plan provides for the grant of Class A incentive stock options to employees, including employees of our subsidiary, and for the grant of nonqualified stock options, stock appreciation rights, RSAs, RSU awards, performance stock awards, performance cash awards, and other forms of stock awards to employees, directors, and consultants, including employees and consultants of our subsidiaries. Employee stock option awards generally begin to vest six months after the grant date with the remaining shares subject to the option vesting ratably over the next thirty months. Options generally expire after 10 years. RSU awards made to employees generally vest ratably on a quarterly basis subject to the employee’s continued service with the Company. As of October 28, 2023, the number of shares authorized for issuance under the 2017 Plan was 44,038,883 shares of Class A common stock, and the number of shares available for grant was 5,252,851.
2019 Inducement Plan
In October 2019, our Board of Directors adopted our 2019 Inducement Plan (the “2019 Plan”). Our 2019 Plan provides for the grant of Class A nonqualified stock options and RSU awards to individuals who satisfy the standards for inducement grants under the relevant Nasdaq Stock Market rules. As of October 28, 2023, the number of shares authorized for issuance under the 2019 Plan was 10,750,000 shares of Class A common stock and the number of shares available for grant was 1,805,478.
Stock Options
Stock option activity under the 2011 Plan, 2017 Plan, and 2019 Plan was as follows:

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance at July 29, 2023	8,106,110	$7.06	8.78	$4,770
Granted	—	—
Exercised	—	—
Cancelled	(474,413)	10.95
Balance at October 28, 2023	7,631,697	$6.82	8.54	$17
During the three months ended October 28, 2023 and October 29, 2022, no options were granted to employees.
Restricted Stock Units
RSU award activity under the 2017 Plan and 2019 Plan was as follows:

	Unvested RSUs
	Class A Common Stock	Weighted- Average Grant Date Fair Value
Unvested at July 29, 2023	11,455,577	$10.47
Granted	9,161,252	3.07
Vested	(2,268,679)	7.51
Forfeited	(1,550,475)	9.61
Unvested at October 28, 2023	16,797,675	$6.91

Performance-Based Stock Awards
The Company incurs stock-based compensation expense under compensation arrangements with certain of its employees under which the Company will settle bonuses for a fixed dollar amount by issuing a variable number of restricted stock units. The awards have both service and performance conditions. During the three months ended October 28, 2023, the Company issued 848,489 RSUs based on the Company’s trailing seven days average share price, following the Company’s public release of fiscal 2023 financial results. Stock-based compensation expense is recorded over the fiscal year in which performance is assessed.
Stock-Based Compensation Expense
Stock-based compensation expense for options and RSUs granted to employees was $19.9 million for the three months ended October 28, 2023, and $31.1 million for the three months ended October 29, 2022. Stock-based compensation expense is included in selling, general, and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.
As of October 28, 2023, the total unrecognized compensation expense related to unvested options and RSUs, net of estimated forfeitures, was $111.2 million, which we expect to recognize over an estimated weighted average period of 1.8 years.
9.    Income Taxes
The following table summarizes our effective tax rate from income (loss) from continuing operations for the periods presented:

	For the Three Months Ended
(in thousands)	October 28, 2023	October 29, 2022
Loss from continuing operations before income taxes	$(26,002)	$(47,965)
Provision for income taxes	169	187
Effective tax rate	(0.7)%	(0.4)%
Our continuing operations are subject to income taxes in the United States. Our effective tax rate for the three months ended October 28, 2023 differs from the federal statutory income tax rate primarily due to the full valuation allowance recorded on our net federal and state deferred tax assets. The tax provision for the three months ended October 28, 2023 is primarily comprised of state taxes.
Our effective tax rate for the three months ended October 29, 2022 differed from the federal statutory income tax rate primarily due to the full valuation allowance recorded on our net federal and state deferred tax assets. The tax provision for the three months ended October 29, 2022 is primarily comprised of state taxes.
We continue to monitor the progress of ongoing discussions with tax authorities and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions.
10.    Net Loss Per Share from Continuing Operations Attributable to Common Stockholders
Basic and diluted loss per share from continuing operations attributable to common stockholders is presented in conformity with the two-class method required for participating securities: Class A and Class B common stock. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting, conversion, and transfer rights. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock is convertible at any time at the option of the stockholder into one share of Class A common stock.
Basic net loss per share from continuing operations attributable to common stockholders is computed by dividing the net loss from continuing operations attributable to common stockholders by the weighted-average number of common shares outstanding during the period.
For the calculation of diluted loss per share from continuing operations, net loss from continuing operations attributable to common stockholders for basic loss per share is adjusted by the effect of dilutive securities. Diluted net loss per share from continuing operations attributable to common stockholders is computed by dividing the net loss from continuing operations attributable to common stockholders by the weighted-average number of common shares outstanding, including all potentially dilutive common shares. In periods of loss, there are no potentially dilutive common shares to add to the weighted-average number of common shares outstanding. The undistributed losses are allocated based on the contractual participation rights of the Class A and Class B common shares as if the losses for the year have been distributed. As the liquidation and dividend rights are identical, the undistributed loss is allocated on a proportionate basis.

The table below presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted loss per share from continuing operations attributable to Class A and Class B common stockholders:

	For the Three Months Ended
(in thousands, except share and per share amounts)	October 28, 2023	October 29, 2022
Numerator:
Net loss from continuing operations attributable to Class A and Class B common stockholders	$(26,171)	$(48,152)
Denominator:
Weighted-average shares of common stock - basic	116,645,160	112,359,901
Weighted-average shares of common stock - diluted	116,645,160	112,359,901
Loss per share from continuing operations attributable to Class A and Class B common stockholders:
Basic	$(0.22)	$(0.43)
Diluted	$(0.22)	$(0.43)

As the Company has reported net loss from continuing operations for each of the periods presented, all potentially dilutive securities were considered antidilutive. The following common stock equivalents were excluded from the computation of diluted loss per share from continuing operations because their effect would have been antidilutive for the periods presented:

	For the Three Months Ended
	October 28, 2023	October 29, 2022
Restricted stock units that settle into Class A common stock	16,797,675	17,381,827
Stock options to purchase Class A common stock	6,826,227	3,341,137
Stock options to purchase Class B common stock	805,470	1,040,311
Total	24,429,372	21,763,275
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
We did not repurchase any shares during the three months ended October 28, 2023 or October 29, 2022. As of October 28, 2023, $120.0 million remained available under the 2022 Repurchase Program authorization. Repurchases under the 2022 Repurchase Program during any given fiscal period will reduce the number of weighted-average common shares outstanding for the respective period.

11.    Restructuring
In June 2022, we announced a restructuring plan (the “2022 Restructuring Plan”) to reduce our future fixed and variable operating costs and allow us to centralize key capabilities, strengthen decision-making to drive efficiencies, and ensure we are allocating resources to our most critical priorities.
In furtherance of and as an expansion of the 2022 Restructuring Plan, in January 2023, we implemented a plan of termination (“January 2023 Reduction in Force”). The January 2023 Reduction in Force reduced our then-current employee workforce by approximately 6%, including approximately 20% of our then-salaried positions. During fiscal 2023, we recorded an aggregate $36.4 million of restructuring charges related to this action, primarily consisting of severance and employee-related benefits; impairment related to a portion of our corporate office space; and accelerated depreciation expense related to assets at our Salt Lake City fulfillment center, which were not transferred to other fulfillment centers in our network and for which we did not have immediate plans to use.
In furtherance of and as an expansion of the 2022 Restructuring Plan, in June 2023, we announced the intended closures of our fulfillment centers in Bethlehem, Pennsylvania and Dallas, Texas (the “Bethlehem and Dallas Closures”). During fiscal 2023, we recorded an aggregate $2.6 million related to this action, primarily consisting of severance and employee-related benefits, and accelerated depreciation expense and other restructuring costs. During the three months ended October 28, 2023, we recorded $8.0 million, primarily related to the Bethlehem and Dallas closures, as detailed below.
The components of total restructuring charges were as follows:

	For the Three Months Ended
(in thousands)	October 28, 2023	October 29, 2022
Cash restructuring charges:
Severance and employee-related benefits	$2,462	$927
Other	648	—
Non-cash restructuring charges:
Accelerated depreciation	4,178	—
Other	662	—
Total restructuring (1)	$7,950	$927
(1) Recorded in selling, general, and administrative expenses on the condensed consolidated statements of operations and comprehensive loss.

The following table provides the changes in the Company’s restructuring related liabilities, which are included within accounts payable and accrued liabilities on the condensed consolidated balance sheets:

(in thousands)	Severance and Employee Related Benefits and Other
Balance at July 29, 2023	$1,923
Charges incurred	3,110
Cash payments	(2,266)
Balance at October 28, 2023	$2,767
We estimate that we will incur between $1 million and $3 million in additional cash restructuring charges related to the Bethlehem and Dallas Closures, which primarily consist of severance and employee-related benefits, and to a lesser extent, transportation costs to redistribute inventory to other fulfillment centers, and other closure costs. We estimate that we will also incur between $5 million and $6 million in additional accelerated depreciation expense and other non-cash restructuring costs. We expect these expenses will be incurred over the next two fiscal quarters, with substantially all of the cash payments to be completed by the end of the third fiscal quarter ending April 27, 2024.
12.    Discontinued Operations
In June 2023, we announced that we would enter a consultation period, in accordance with UK law, to explore exiting the market in the UK. On August 24, 2023, we ended the consultation period, and made the decision to exit our business and wind down our operations in the UK. During the first quarter of fiscal 2024, we ceased operations of our UK business and the accounting requirements for reporting the UK business as a discontinued operation were met. As a result, the UK business is presented in the accompanying condensed financial statements as a discontinued operation for all periods presented.
Cash from our UK business is recorded as continuing operations on the condensed consolidated balance sheets, as any cash remaining after the settlement of outstanding liabilities related to the UK business is expected to be repatriated into the U.S.

The following table summarizes the major classes of assets and liabilities of discontinued operations, which are summarized separately in the condensed consolidated balance sheets:

(in thousands)	October 28, 2023	July 29, 2023
Inventory, net	609	6,628
Prepaid expenses and other current assets	1,829	2,995
Current assets, discontinued operations	2,438	9,623
Operating lease right-of-use assets	504	1,565
Other long-term assets	284	481
Long-term assets, discontinued operations	788	2,046
Total assets, discontinued operations	$3,226	$11,669

Accounts payable	$598	$2,586
Operating lease liabilities	50	1,132
Accrued liabilities	5,963	8,903
Other current liabilities	67	161
Current liabilities, discontinued operations	6,678	12,782
Total liabilities, discontinued operations	$6,678	$12,782
The key components of loss from discontinued operations were as follows:

	For the Three Months Ended
(in thousands)	October 28, 2023	October 29, 2022
Revenue, net	$8,558	$11,852
Cost of goods sold	6,490	7,401
Gross profit	2,068	4,451
Selling, general, and administrative expenses	10,135	11,045
Operating loss	(8,067)	(6,594)
Interest income	187	26
Other expense, net (1)	(1,143)	(1,108)
Loss before income taxes	(9,023)	(7,676)
Income tax expense	296	90
Loss from discontinued operations, net of income taxes	$(9,319)	$(7,766)
(1) Represents the loss from the release of historical foreign currency translation adjustments related to the UK business. Refer to Note 2, “Summary of Significant Accounting Policies” for further details.
For the three months ended October 28, 2023, we recorded $4.9 million of expense associated with the exit of the UK business, which consisted primarily of severance and employee-related benefits, and early contract termination charges. These charges were recorded in selling, general, and administrative expenses from discontinued operations.
During fiscal 2023, we recorded an aggregate $4.7 million of expenses related to the exit and wind down of the UK business, primarily consisting of liability to account for losses expected to arise from firm purchase commitments for future receipts of inventory in the UK; asset impairment charges related to the property and equipment in the UK; and a specific inventory reserve to record anticipated losses on inventory in the UK at the lower of cost or net realizable value, based on projected sales through the exit of this business. These charges were recorded in both cost of goods sold and selling, general, and administrative expenses from discontinued operations.
Related to the UK exit, we estimate that we will incur between $1 million and $2 million in additional cash costs associated with the exit of the UK business. We expect these remaining expenses to be incurred over the next fiscal quarter, with substantially all of these cash payments to be completed by our fiscal quarter ending January 27, 2024.

13.    Subsequent Events
On December 4, 2023, we entered into a first lien credit agreement with Citibank, N.A., as agent and lender, which provides for a $50.0 million revolving credit facility maturing on December 4, 2026. The 2023 Credit Facility includes a sub-facility that provides for the issuance of letters of credit in an amount of up to $30.0 million. Availability of the 2023 Credit Facility will be based upon a borrowing base formula and periodic borrowing base certifications valuing certain of our accounts receivable, credit card receivables, and inventory as reduced by certain reserves, if any. Upon entry into the 2023 Credit Facility, our existing first lien amended and restated credit agreement, entered into June 2, 2021 and amended on July 29, 2022, with Silicon Valley Bank, as administrative agent and lender, and the other lenders party thereto, was terminated. Refer to Note 5, “Credit Agreement” for additional information regarding the 2023 Credit Facility.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes thereto included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes and our Annual Report on Form 10-K (the “2023 Annual Report”) for the year ended July 29, 2023, filed with the Securities and Exchange Commission on September 20, 2023. We use a 52- or 53-week fiscal year, with our fiscal year ending on the Saturday that is closest to July 31 of that year. The fiscal year ending August 3, 2024 consists of 53 weeks, and the fiscal year ended July 29, 2023 consisted of 52 weeks. Throughout this Quarterly Report on Form 10-Q (this “Quarterly Report”), all references to quarters and years are to our fiscal quarters and fiscal years unless otherwise noted.
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
Business Overview
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
Discontinued Operations
During the first quarter of fiscal 2024, we ceased operations of our UK business and the accounting requirements for reporting the UK business as a discontinued operation were met. Accordingly, any discussion of historical information in Management’s Discussion and Analysis below reflect the results of the UK business as a discontinued operation, and, amounts and disclosures below relate to the Company's continuing operations for all periods presented, unless otherwise noted. Refer to Note 12, “Discontinued Operations” within the Notes to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report for further details.
Financial Overview
For the three months ended October 28, 2023, we reported $364.8 million in net revenue, representing a year-over-year decline of 17.8%, compared to the three months ended October 29, 2022. As of October 28, 2023 and October 29, 2022, we had 2,989,000 and 3,504,000 active clients, respectively, representing a year-over-year decline of 14.7%.
During the three months ended October 28, 2023, we experienced a decline in net revenue year-over-year primarily due to our challenges in acquiring and retaining clients. We expect these challenges in acquiring and retaining active clients to continue having a negative compounding effect on net revenue throughout fiscal 2024. In addition, we are navigating the uncertainties presented by the current macroeconomic environment and remain focused on retaining current clients, improving the conversion of new clients, and enhancing our overall client experience for new and existing clients.

Net loss from continuing operations for the three months ended October 28, 2023 was $26.2 million, compared to a net loss from continuing operations of $48.2 million for the three months ended October 29, 2022.
For more information on the components of net loss from continuing operations for the three months ended October 28, 2023, refer to the section titled “Results of Operations” below.
Restructuring
During the three months ended October 28, 2023, in furtherance of and as an expansion of the restructuring plan announced in June 2022 (the “2022 Restructuring Plan”), we recorded $8.0 million of additional restructuring charges, primarily related to the intended closures of our fulfillment centers in Bethlehem, Pennsylvania and Dallas, Texas. Related to the 2022 Restructuring Plan, we estimate we will incur between $1 million and $3 million of additional cash restructuring charges in the remainder of fiscal 2024. We expect these expenses will be incurred over the next two fiscal quarters, with substantially all of the cash payments to be completed by the end of the third fiscal quarter ending April 27, 2024.
Refer to Note 11, “Restructuring” within the Notes to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report for further details of restructuring actions taken.
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
Key Financial and Operating Metrics
Non-GAAP Financial Measures
We report our financial results in accordance with generally accepted accounting principles in the United States (“GAAP”). However, management believes that certain non-GAAP financial measures provide users of our financial information with additional useful information in evaluating our performance. We believe that adjusted EBITDA from continuing operations (“Adjusted EBITDA”) is frequently used by investors and securities analysts in their evaluations of companies, and that this supplemental measure facilitates comparisons between continuing operations of companies. We believe free cash flow from continuing operations (“Free Cash Flow”) is an important metric because it represents a measure of how much cash from continuing operations we have available for discretionary and non-discretionary items after the deduction of capital expenditures. These non-GAAP financial measures may be different than similarly titled measures used by other companies.
Our non-GAAP financial measures should not be considered in isolation from, or as substitutes for, financial information prepared in accordance with GAAP. There are several limitations related to the use of our non-GAAP financial measures as compared to the closest comparable GAAP measures. Some of these limitations include:
•Adjusted EBITDA excludes interest income and net other (income) expense as these items are not components of our core business;
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
•Adjusted EBITDA excludes costs incurred related to discrete restructuring plans and other one-time costs attributable to our continuing operations that are fundamentally different in strategic nature and frequency from ongoing initiatives. We believe exclusion of these items facilitates a more consistent comparison of operating performance over time, however these costs do include cash outflows; and
•Free Cash Flow does not represent the total residual cash flow available for discretionary purposes and does not reflect our future contractual commitments.

Adjusted EBITDA
We define Adjusted EBITDA as net loss from continuing operations excluding interest income, net other (income) expense, provision for income taxes, depreciation and amortization, stock-based compensation expense, and restructuring and other one-time costs related to our continuing operations. The following table presents a reconciliation of net loss from continuing operations, the most comparable GAAP financial measure, to Adjusted EBITDA for each of the periods presented:

	For the Three Months Ended
(in thousands)	October 28, 2023	October 29, 2022
Net loss from continuing operations	$(26,171)	$(48,152)
Add (deduct):
Interest income	(2,248)	(748)
Other (income) expense, net	(411)	177
Provision for income taxes	169	187
Depreciation and amortization (1)	9,439	9,529
Stock-based compensation expense	19,902	31,129
Restructuring and other one-time costs (2)	7,950	6,155
Adjusted EBITDA	$8,630	$(1,723)
(1) For the three months ended October 28, 2023, depreciation and amortization excluded $4.3 million reflected in “Restructuring and other one-time costs.”
(2) For the three months ended October 28, 2023, restructuring charges were $8.0 million described in Note 11, “Restructuring” in the Notes to the Condensed Consolidated Financial Statements in Item 1. Financial Statements. For the three months ended October 29, 2022, restructuring charges were $0.9 million and other one-time costs were $5.3 million in retention bonuses for continuing employees.
Free Cash Flow
We define Free Cash Flow as cash flows provided by (used in) operating activities from continuing operations, reduced by purchases of property and equipment that are included in cash flows from investing activities from continuing operations. The following table presents a reconciliation of net cash flows provided by (used in) operating activities from continuing operations, the most comparable GAAP financial measure, to Free Cash Flow for each of the periods presented:

	For the Three Months Ended
(in thousands)	October 28, 2023	October 29, 2022
Free Cash Flow reconciliation:
Net cash provided by (used in) operating activities from continuing operations	$20,559	$(1,574)
Deduct:
Purchases of property and equipment from continuing operations	(3,653)	(5,888)
Free Cash Flow	$16,906	$(7,462)
Net cash provided by (used in) investing activities from continuing operations	$9,188	$(2,001)
Net cash used in financing activities from continuing operations	$(4,108)	$(3,781)
Operating Metrics

(in thousands)	October 28, 2023	July 29, 2023	April 29, 2023	January 28, 2023	October 29, 2022
Active clients	2,989	3,121	3,288	3,377	3,504
Active Clients
We believe that the number of active clients is a key indicator of our growth and the overall health of our business. We define an active client as a client who checked out a Fix or was shipped an item via Freestyle in the preceding 52 weeks, measured as of the last day of that period. A client checks out a Fix when she indicates what items she is keeping through our mobile application or on our website. We consider each Women’s, Men’s, or Kids account as a client, even if they share the same household. We had 2,989,000 and 3,504,000 active clients as of October 28, 2023 and October 29, 2022, respectively, representing a year-over-year decline of 14.7%. The decline in active clients is due to fewer new client additions, which we largely attribute to client conversion challenges and macroeconomic factors. The decline in active clients was partially offset by higher re-engagement of clients who were previously considered inactive.

Net Revenue per Active Client
We believe that net revenue per active client is an indicator of client engagement and satisfaction. We calculate net revenue per active client based on net revenue over the preceding four fiscal quarters divided by the number of active clients, measured as of the last day of the period. Net revenue per active client was $506 and $541 as of October 28, 2023, and October 29, 2022, respectively, or a decline of 6.5% year over year.
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
Client Acquisition and Engagement
To grow our business, we must continue to acquire clients and successfully engage and retain them. Our marketing strategy aims to preserve liquidity and achieve profitability, while simultaneously attracting long-term customers to fuel a return to growth. We utilize both digital and offline channels to attract new visitors to our website or mobile app and subsequently convert them into clients. Our marketing costs are largely composed of advertising, client referrals, and public relations expenses. At any given time, our advertising efforts may include social media marketing, keyword search campaigns, affiliate programs, partnerships, campaigns with celebrities and influencers, display advertising, television, radio, video, content, direct mail, email, mobile “push” communications, SMS, and search engine optimization. Our marketing expenses have varied from period to period and we expect this trend to continue. In fiscal 2024, we expect our marketing spend as a percentage of revenue to be relatively consistent with fiscal 2023.
Marketing expense is recorded in selling, general, and administrative expenses in the condensed consolidated statements of operations and comprehensive loss. The largest component of our marketing expense is advertising, which was $29.7 million and $40.6 million for the three months ended October 28, 2023 and October 29, 2022, respectively. Beginning in the second fiscal quarter of 2023, we began including costs for influencer campaigns in our advertising expense, and advertising expense for the three months ended October 29, 2022 reflects the inclusion of these costs.
Operations and Infrastructure
We intend to leverage our data science and deep understanding of our clients’ needs to make targeted investments in technology and product, and we plan to prioritize investments with near-term positive returns. In the second quarter of fiscal 2023, we decided to close our Salt Lake City fulfillment center in order to optimize network capacity. In June 2023, we announced the intended closures of our fulfillment centers in Bethlehem, Pennsylvania and Dallas, Texas. Refer to Note 11, “Restructuring” within the Notes to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report for further details.
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
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses (“SG&A”) consist primarily of compensation and benefits costs, including stock-based compensation expense, for our employees including our stylists, fulfillment center operations, data analytics, merchandising, engineering, marketing, client experience, and corporate personnel. SG&A also includes marketing and advertising costs, third-party logistics costs, facility costs for our fulfillment centers and offices, professional service fees, information technology costs, and depreciation and amortization expense. As a result of our restructuring and cost reduction actions throughout fiscal years 2024, 2023, and 2022, we expect SG&A in fiscal 2024 to continue to decrease as compared to fiscal 2023. Our classification of certain components within SG&A may vary from other companies in our industry and may not be comparable.
Interest Income
Interest income is generated from our cash equivalents and investments in available-for-sale securities.
Provision for Income Taxes
Our provision for income taxes from continuing operations consists of an estimate of federal and state income taxes based on enacted federal, and state tax rates, as adjusted for allowable credits, deductions, uncertain tax positions, and changes in the valuation of our net federal and state deferred tax assets.
Results of Operations
The following table summarizes our financial results from continuing operations:

	For the Three Months Ended		%
(in thousands)	October 28, 2023	October 29, 2022	Change
Revenue, net	$364,785	$443,741	(17.8)%
Cost of goods sold	205,682	256,431	(19.8)%
Gross profit	159,103	187,310	(15.1)%
Selling, general, and administrative expenses	187,764	235,846	(20.4)%
Operating loss	(28,661)	(48,536)	(41.0)%
Interest income	2,248	748	200.5%
Other income (expense), net	411	(177)	*
Loss before income taxes	(26,002)	(47,965)	(45.8)%
Provision for income taxes	169	187	(9.6)%
Net loss from continuing operations	$(26,171)	$(48,152)	(45.7)%
* Not meaningful

 The components of our results from continuing operations as a percentage of revenue were as follows:

	For the Three Months Ended
	October 28, 2023	October 29, 2022
Revenue, net	100.0%	100.0%
Cost of goods sold	56.4%	57.8%
Gross margin	43.6%	42.2%
Selling, general, and administrative expenses	51.5%	53.2%
Operating loss	(7.9)%	(10.9)%
Interest income	0.6%	0.2%
Other income (expense), net	0.1%	—%
Loss before income taxes	(7.1)%	(10.8)%
Provision for income taxes	0.1%	—%
Net loss from continuing operations	(7.2)%	(10.9)%
Note: Due to rounding, percentages in this table may not sum to totals.
Revenue and Gross Margin
Revenue decreased by $79.0 million, or 17.8% during the three months ended October 28, 2023, compared to the three months ended October 29, 2022. The decrease was primarily due to a 14.7% decline in active clients from October 29, 2022 to October 28, 2023, which led to a decrease in sales of merchandise. Additionally, we observed clients purchasing less frequently in recent periods, which we expect to continue given the continued macroeconomic uncertainty.
Gross margin for the three months ended October 28, 2023, increased by 140 basis points, compared to the same period last year, which was primarily driven by improved inventory composition, as we better aligned our inventory with current demand, resulting in lower inventory write-offs as a percentage of revenue. Gross margin was also positively impacted by improved transportation leverage.
Selling, General, and Administrative Expenses
SG&A decreased by $48.1 million for the three months ended October 28, 2023, compared to the three months ended October 29, 2022. The decrease was primarily related to lower compensation and benefits expense including lower stock-based compensation expense, largely driven by our restructuring plans. SG&A also decreased due to our decision to reduce advertising spend.
SG&A as a percentage of revenue decreased to 51.5% for the three months ended October 28, 2023, compared with 53.2% for the three months ended October 29, 2022. The decrease in SG&A as a percentage of revenue for the three months ended October 28, 2023, compared with the same period last year, was primarily driven by lower compensation and benefits expense including stock-based compensation expense, which was largely attributable to our restructuring actions, as SG&A expense decreased more than revenue in the period. To a lesser extent, reductions in advertising spend as a percentage of revenue also contributed to the decrease in SG&A as a percentage of revenue. These reductions were partially offset by the deleverage of our fixed operating costs, which increased as a percentage of revenue as compared to the same period last year.

Provision for Income Taxes
The following table summarizes our effective tax rate related to continuing operations for the periods presented:

	For the Three Months Ended
(in thousands)	October 28, 2023	October 29, 2022
Loss from continuing operations before income taxes	$(26,002)	$(47,965)
Provision for income taxes	169	187
Effective tax rate	(0.7)%	(0.4)%
Our continuing operations are subject to income taxes in the United States. Our effective tax rate for the three months ended October 28, 2023 differs from the federal statutory income tax rate primarily due to the full valuation allowance recorded on our net federal and state deferred tax assets. The tax provision for the three months ended October 28, 2023 is primarily comprised of state taxes.
Our effective tax rate for the three months ended October 29, 2022 differed from the federal statutory income tax rate primarily due to the full valuation allowance recorded on our net federal and state deferred tax assets. The tax provision for the three months ended October 29, 2022 is primarily comprised of state taxes.
We continue to monitor the progress of ongoing discussions with tax authorities and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions.
Liquidity and Capital Resources
Sources of Liquidity
Our principal sources of liquidity are our cash, cash equivalents, investments, and cash flows from continuing operations. As of October 28, 2023, we had $256.9 million of cash and cash equivalents attributable to continuing operations, which included $28.6 million held outside the U.S. in the UK, and $5.4 million of short-term investments with contractual maturities of 12 months or less. We will use our cash balances in the UK to settle the remaining liabilities attributable to our discontinued operations, and we plan to repatriate the remaining UK cash into the U.S. within 12 months of liquidating of the UK entity. This cash repatriation may be subject to taxes and other local statutory restrictions.
Credit Agreement
Prior to December 4, 2023, we were party to a $100.0 million amended and restated credit agreement, entered into June 2, 2021 and amended on July 29, 2022 (the “Amended Credit Agreement”) with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (successor by purchase to the Federal Deposit Insurance Corporation as Receiver for Silicon Valley Bridge Bank, N.A. (as successor of Silicon Valley Bank)), and other lenders. The Amended Credit Agreement included a letter of credit sub-facility of $30.0 million and a swingline sub-facility of up to $40.0 million. As of October 28, 2023, we did not have any borrowings outstanding on the revolving line of credit under the Amended Credit Agreement and we had $79.1 million in borrowing capacity as reduced by outstanding letters of credit.
On December 4, 2023, we entered into a first lien credit agreement with Citibank, N.A., as agent and lender, which provides for a $50.0 million revolving credit facility maturing on December 4, 2026 (the “2023 Credit Facility”). The 2023 Credit Facility includes a sub-facility that provides for the issuance of letters of credit in an amount of up to $30.0 million. Availability of the 2023 Credit Facility will be based upon a borrowing base formula and periodic borrowing base certifications valuing certain of our accounts receivable, credit card receivables, and inventory as reduced by certain reserves, if any. Our initial borrowing availability is $50.0 million. Upon entry into the 2023 Credit Facility, our existing Amended Credit Agreement was terminated.
For information on the terms of the 2023 Credit Facility, refer to Note 5, “Credit Agreement” within the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report.
Uses of Cash
Our primary uses of cash include operating costs such as merchandise purchases, lease obligations, compensation and benefits, marketing, and other expenditures necessary to support our business.
We believe our existing cash, cash equivalents, investment balances, and the borrowing available under our 2023 Credit Facility, if needed, will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months and beyond.

Share Repurchases
In January 2022, our Board of Directors authorized a share repurchase program to repurchase up to $150.0 million of our outstanding Class A common stock, with no expiration date (the “2022 Repurchase Program”). We may repurchase shares from time to time through open market repurchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. The actual timing, number and value of shares repurchased in the future will be determined by the Company in its discretion and will depend on a number of factors, including price, trading volume, market conditions, and other general business conditions. Repurchases will be funded from the Company’s existing cash and cash equivalents or future cash flow. The repurchase program may be modified, suspended, or terminated at any time. During the three months ended October 28, 2023, the Company made no repurchases of Class A common stock. As of October 28, 2023, the Company had repurchased an aggregate 2,302,141 shares of Class A common stock for $30.0 million, and $120.0 million remained available under the 2022 Repurchase Program authorization.
Cash Flows
The following table summarizes our cash flows for the periods indicated below:

	For the Three Months Ended
(in thousands)	October 28, 2023	October 29, 2022
Net cash provided by (used in) operating activities from continuing operations	$20,559	$(1,574)
Net cash provided by (used in) investing activities from continuing operations	9,188	(2,001)
Net cash used in financing activities from continuing operations	(4,108)	(3,781)
Net increase (decrease) in cash and cash equivalents from continuing operations	25,639	(7,356)
Cash Provided by (Used in) Operating Activities from Continuing Operations
During the three months ended October 28, 2023, cash provided by operating activities from continuing operations was $20.6 million, which consisted of a net loss from continuing operations of $26.2 million, adjusted by non-cash charges of $36.8 million and a $9.9 million change in net operating assets and liabilities. The non-cash charges were primarily driven by $19.9 million of stock-based compensation expense and $13.8 million of depreciation, amortization, and accretion. The change in net operating assets and liabilities was primarily due to a $33.3 million increase in gross inventory balances, as we increased purchases in advance of the fall and winter season. This was largely offset by an increase in accounts payable and accrued liabilities of $42.2 million due to timing of inventory receipts and payments.
During the three months ended October 29, 2022, cash used in by operating activities from continuing operations was $1.6 million, which consisted of a net loss from continuing operations of $48.2 million, offset by non-cash charges of $41.2 million and a change of $5.4 million in net operating assets and liabilities. The non-cash charges were primarily driven by $31.1 million of stock-based compensation expense and $9.8 million of depreciation, amortization, and accretion. The change in our net operating assets and liabilities was primarily due to a cash inflow of $26.6 million from income tax refunds, substantially offset by an increase of $21.8 million in gross inventory balances.
Cash Provided by (Used in) Investing Activities from Continuing Operations
During the three months ended October 28, 2023, cash provided by investing activities from continuing operations was $9.2 million. This was primarily due to the maturities of available-for-sale securities of $12.8 million, partially offset by purchases of property and equipment of $3.7 million.
During the three months ended October 29, 2022, cash used in investing activities from continuing operations was $2.0 million. This was primarily due to purchases of property and equipment of $5.9 million, partially offset by sales of available-for-sale securities of $4.1 million.
Cash Used in Financing Activities from Continuing Operations
During the three months ended October 28, 2023, cash used in financing activities from continuing operations was $4.1 million, primarily due to payments for tax withholding related to vesting of restricted stock units.
During the three months ended October 29, 2022, cash used in financing activities from continuing operations was $3.8 million, primarily due to payments for tax withholding related to vesting of restricted stock units.
Contractual Obligations and Other Commitments
There have been no material changes to our contractual obligations and other commitments as disclosed in our 2023 Annual Report on Form 10-K.

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
There have been no significant changes to our critical accounting policies and estimates disclosed in our 2023 Annual Report on Form 10-K.
ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in market risk from the information presented in Part II, Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended July 29, 2023.
ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”).
Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.
Changes in Internal Control Over Financial Reporting
There were no changes during the quarter ended October 28, 2023 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The information contained in Note 6, “Commitments and Contingencies” under the heading “Contingencies” within the Notes to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.
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
Cybersecurity, Legal, and Regulatory Risks
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
If our existing clients no longer find our service and merchandise appealing or appropriately priced, they may make fewer purchases or may stop using our service altogether. Even if our existing clients continue to find our service and merchandise appealing, they may decide to receive fewer Fixes or purchase fewer items from their Fixes or through Freestyle as their demand for new apparel declines, due to macroeconomic conditions, or for other reasons. A high proportion of our revenue comes from repeat purchases by existing clients, especially those existing clients who are highly engaged and purchase a significant amount of merchandise from us. If clients who receive Fixes most frequently or purchase a significant amount of merchandise from us make fewer or lower priced purchases or stop using our service altogether, our financial results will be negatively affected. For instance, in fiscal year 2023, our number of active clients decreased throughout the year due to our inability to attract new clients and retain existing clients. This negatively affected our fiscal year 2023 revenue and is expected to continue to affect our revenue in fiscal year 2024.
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
We currently receive and distribute merchandise at five fulfillment centers in the United States. In June 2023, we announced the intended closures of our Pennsylvania and Texas fulfillment centers. Following the closure of these fulfillment centers, we will operate three fulfillment centers in the United States. While we believe three fulfillment centers is the appropriate number to provide the greatest breadth and depth of inventory to our clients and stylists and will allow us to service the same number of existing clients with lower inventory levels, this decreased fulfillment system could cause operational constraints or decreased capacity that could significantly affect our client experience or revenue. Additionally, we may experience operational issues as we transition to our new fulfillment center model which could affect our client experience and financial results.
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
Our past revenue growth and profitability should not be considered indicative of our future performance. Our revenue decreased by 17.8% in the first quarter of fiscal 2024 compared to the first quarter of fiscal 2023, decreased by 21.1% in fiscal 2023 compared to fiscal 2022, and decreased by 2.2% in fiscal 2022 compared to fiscal 2021. Our revenue may continue to decline in future periods due to a number of factors, which may include our inability to attract and retain clients, general economic conditions, including a recession or decreased discretionary consumer spending, decreases in marketing spend, a decreased demand for our merchandise and service, increased competition, decreases in the growth rate of our overall market, or our failure to capitalize on growth opportunities.
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
We do not have long-term employment or non-competition agreements with any of our personnel. We have had senior employees leave Stitch Fix, including most recently the roles of Chief Financial Officer and Chief Technology Officer, and cannot necessarily anticipate when this will happen in the future and whether we will be able to promptly replace such employees. Additionally, in January 2023, the Company and Elizabeth Spaulding, the Company’s then-current Chief Executive

Officer, agreed that she would step down from her employment with the Company and the Board of Directors appointed Katrina Lake, the Company’s Founder and Executive Chairperson of the Board of Directors, as interim Chief Executive Officer. Ms. Lake served in that position until Matt Baer joined as Chief Executive Officer of the Company in June 2023. The recent frequent changes in our management team and senior leadership could cause retention and morale concerns among current employees, as well as operational risks. And if Mr. Baer’s succession to Chief Executive Officer is not managed successfully, including his ability to lead a team that can effectively implement the Company’s strategic plans, it could disrupt our business, affect our Company culture, cause retention concerns with respect to our colleagues, and affect our financial condition and operating results. Additionally, the loss of one or more of our key personnel or the inability to promptly identify a suitable successor to a key role could have an adverse effect on our business,
We have experienced increased employee turnover as a result of the general market conditions and a competitive talent market within the U.S., as well as Company-specific factors, such as share price decline, business performance, and leadership changes, and we expect to continue to experience increased employee turnover in the future. We announced a restructuring plan in June 2022 that reduced our workforce by 15% of salaried positions and represents 4% of our roles in total, and announced a further reduction in force on January 5, 2023, affecting 6% of the Company’s then-current employee workforce, including approximately 20% of employees in salaried positions. In June 2023, we announced the closure of two fulfillment centers and our intention to enter a consultation period to explore exiting the market in the U.K. and on August 24, 2023, we ended the consultation period and made the decision to exit our UK business and wind down operations, with last shipments of Fixes to customers occurring before October 28, 2023. This additional reduction in workforce and change in our operations may cause additional attrition and affect employee morale. Additionally, as we are operating our business with fewer employees, we face additional risk that we might not be able to execute on our strategic plans and product roadmap, which may have an adverse effect on our business, financial condition, and operating results.
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
Our initial merchandise offering was Women’s apparel, but since our inception we expanded our merchandise offerings to include Petite, Maternity, Men’s, Plus, Premium Brands, and Kids. In June 2019, we introduced our direct-buy functionality (now called “Freestyle”) with Buy It Again allowing clients in the United States to buy previously purchased items in new colors, prints, and sizes. We expanded direct buy with Complete Your Looks, which allows clients to discover and shop personalized outfits with new items that complement their prior purchases, Trending For You, which allows clients to shop personalized looks based on their style profiles, and Categories, a new way for clients to easily discover pieces within a range of categories based on occasion, brand, or item type. And, in August 2021, we opened up Freestyle to new-to-Stitch Fix clients who had never received a Fix from us previously. We continue to explore additional offerings to serve our existing clients, attract new clients, and expand our geographic scope.
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
As of October 28, 2023, approximately 2,392 of our employees were stylists, most of whom work on a part-time basis for us and are paid hourly. The stylists track and report the time they spend working for us. These employees are classified as nonexempt under federal and state law. If we fail to effectively manage our stylists, including by ensuring accurate tracking and reporting of their hours worked and proper processing of their hourly wages, then we may face claims alleging violations of wage and hour employment laws, including, without limitation, claims of back wages, unpaid overtime pay, and missed meal and rest periods. Any such employee litigation could be attempted on a class or representative basis. For example, in August 2020, a representative action under California’s Private Attorneys General Act was filed against us alleging various violations of California’s wage and hour laws relating to our current and former non-exempt stylist employees. While we were able to settle this matter, future litigation concerning our styling employees could be expensive and time-consuming regardless of whether the claims against us are valid or whether we are ultimately determined to be liable, and could divert management’s attention from our business. We could also be adversely affected by negative publicity, litigation costs resulting from the defense of these claims, and the diversion of time and resources from our operations.
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
Natural disasters, such as earthquakes, hurricanes, tornadoes, floods, fires, snow or ice storms, and other adverse weather events and climate conditions, which we expect to become more frequent and more severe with the increasing effects of climate change; unforeseen public health crises, such as the COVID-19 pandemic or other pandemics and epidemics; political crises, such as terrorist attacks, war, and other political instability, including the ongoing international conflicts; or other catastrophic events, whether occurring in the United States or internationally, could disrupt our operations or cause us to close one or more of our offices and fulfillment centers or could disrupt, delay, or otherwise negatively impact the operations of one or more of our third-party providers or vendors. For instance, the severe winter weather and temperatures experienced in Texas and other parts of the country in February 2021 caused us to temporarily close two of our fulfillment centers and affected the shipping of merchandise in and out of fulfillment centers. Furthermore, these types of events could impact our merchandise supply chain, including our ability to ship merchandise to or receive returned merchandise from clients in the impacted region, and could impact our ability or the ability of third parties to operate our sites and ship merchandise. In addition, these types of events could negatively impact consumer spending in the impacted regions.
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
In January 2022, our Board of Directors authorized a share repurchase program to repurchase up to $150.0 million of our outstanding Class A common stock, with no expiration date. During fiscal 2023 and the three months ended October 28, 2023, we did not repurchase any shares of our common stock, and we had $120.0 million remaining in share repurchase capacity as of October 28, 2023. Although our Board of Directors has authorized this repurchase program, the program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The actual timing and amount of repurchases remain subject to a variety of factors, including stock price, trading volume, market conditions and other general business considerations. In addition, the terms of our first lien credit agreement with Citibank, N.A., as agent and lender (“the 2023 Credit Facility”), impose limitations on our ability to repurchase shares. The share repurchase program may be modified, suspended, or terminated at any time, and we cannot guarantee that the program will be fully consummated or that it will enhance long-term stockholder value. The program could affect the trading price of our stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our stock. In addition, this program could diminish our cash and cash equivalents and marketable securities.
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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As a result, the holders of our Class B common stock, including certain of our directors, executive officers, and their affiliates, are able to exercise considerable influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stock holdings represent less than 50% of the outstanding shares of our capital stock. As of December 1, 2023, 28,543,618 of our 117,890,925 shares outstanding were held by our directors, executive officers, and their affiliates, and 25,033,910 of such shares held by our directors, executive officers, and their affiliates were shares of Class B common stock. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests. This control may adversely affect the market price of our Class A common stock.

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
We require sufficient cash and liquidity to run our business, finance our operations, and pay for capital expenditures. We may not be able to generate sufficient cash to fund our working capital and capital expenditures needs. We also may require additional funds to support growth or respond to business challenges. We are party to a credit agreement with Citibank, N.A. but a deterioration in our capital structure or the quality of our earnings could result in noncompliance with our debt covenants, which would limit our ability to utilize our credit facility.
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
Our 2023 Credit Facility also contains covenants limiting our ability to, among other things, dispose of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock, and make investments, in each case subject to certain exceptions, and contains financial covenants requiring us to maintain a minimum liquidity level and a minimum total consolidated fixed charge coverage Ratio above specified levels, measured in each case at the end of each fiscal quarter. The restrictive covenants of this or any future debt financing secured may make it more difficult for us to obtain capital and to pursue business opportunities. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to generate sufficient capital or obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business and to respond to business challenges could be significantly limited, and our business and prospects could fail or be adversely affected.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
None.
ITEM 5.    OTHER INFORMATION
(a) On December 4, 2023, we entered into a first lien credit agreement with Citibank, N.A., as agent and lender, which provides for a $50.0 million revolving credit facility maturing on December 4, 2026 (the “2023 Credit Facility”). The 2023 Credit Facility includes a sub-facility that provides for the issuance of letters of credit in an amount of up to $30.0 million. Availability of the 2023 Credit Facility will be based upon a borrowing base formula and periodic borrowing base certifications valuing certain of our accounts receivable, credit card receivables, and inventory as reduced by certain reserves, if any.
The 2023 Credit Facility is subject to customary fees for loan facilities of this type, including a commitment fee equal to 0.30% based on the average daily undrawn potion of the 2023 Credit Facility, payable quarterly.
The interest rate applicable to the 2023 Credit Facility will be, at our option, either (a) the Adjusted Term SOFR rate for the applicable interest period (subject to a 0.00% floor), plus a margin of 2.00% or (b) the Base Rate plus a margin of 2.00%. The Base Rate is the highest of (a) the federal funds rate plus 0.50%, (b) the Wall Street Journal prime rate and (c) the Adjusted Term SOFR rate for a one month interest period plus 1.00%.
Debt under the 2023 Credit Facility is guaranteed by substantially all of our material domestic subsidiaries and is secured by substantially all of our and such subsidiaries’ assets. The 2023 Credit Facility contains affirmative and negative covenants, indemnification provisions, and events of default. Affirmative covenants include administrative, reporting and legal covenants, in each case subject to certain exceptions. The negative covenants restrict our ability, subject to customary exceptions, to, among other things: make restricted payments including dividends and distributions on, redemptions of, repurchases or retirement of our capital stock; restrict certain of our subsidiaries’ ability to engage in certain intercompany transactions with other subsidiaries that do not guarantee obligations under the 2023 Credit Facility; restrict our ability to incur additional indebtedness and issue certain types of equity; sell assets, including capital stock of subsidiaries; enter into certain transactions with affiliates; incur liens; enter into fundamental changes including mergers and consolidations; make investments, acquisitions, loans or advances; create negative pledges or restrictions on the payment of dividends or payment of other amounts owed from subsidiaries; make prepayments or modify documents governing material debt that is subordinated with respect to right of payment; engage in certain sale leaseback transactions; change our fiscal year; and change our lines of business. The 2023 Credit Facility also contains financial covenants that require us to maintain a minimum liquidity level and a minimum total consolidated fixed charge coverage ratio during the periods set forth in the 2023 Credit Facility. The 2023 Credit Facility also includes customary events of default, including failure to pay principal, interest or certain other amounts when due, material inaccuracy of representations and warranties, violation of covenants, specified cross-default and cross-acceleration to other material indebtedness, certain bankruptcy and insolvency events, certain events relating to the Employee Retirement Income Security Act of 1974, certain undischarged judgments, material invalidity of guarantees or grant of security interest, and change of control, in certain cases subject to certain thresholds and grace periods. If an event of default occurs and is continuing, lenders holding a majority of the commitments under the 2023 Credit Facility will have the right to, among other things, (i) terminate the commitments under the 2023 Credit Facility, (ii) accelerate and require us to repay all the outstanding amounts owed under the 2023 Credit Facility and (iii) require us to cash collateralize any outstanding letters of credit.
Upon entry into the 2023 Credit Facility, our existing first lien amended and restated credit agreement, entered into June 2, 2021 and amended on July 29, 2022 with Silicon Valley Bank, as administrative agent and lender, and the other lenders party thereto, was terminated.
(b) None.

(c) During our last fiscal quarter, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of the Company’s securities set forth in the table below:

			Type of Trading Arrangement
Name and Position	Action	Date	Rule 10b5-1	Non-Rule 10b5-1	Total Shares of Class A Common Stock	Total Shares of Class B Common Stock	Expiration Date
Katrina Lake, Executive Chairperson	Adoption	9/27/2023	X			2,500,000	12/11/2024

ITEM 6.    EXHIBITS

	Exhibit Number	Description	Incorporation By Reference
			Form	SEC File No.	Exhibit	Filing Date	Filed or Furnished Herewith
	3.1	Amended and Restated Certificate of Incorporation of Stitch Fix, Inc.	8-K	001-38291	3.1	11/21/2017
	3.2	Amended and Restated Bylaws of Stitch Fix, Inc.	8-K	001-38291	3.1	6/27/2023
	10.1	Offer Letter, by and between Stitch Fix, Inc. and Casey O’Connor, dated November 29, 2022.					X
	10.2	Credit Agreement, by and between Stitch Fix, Inc. and Citibank, dated as of December 4, 2023.					X
	31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
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

Stitch Fix, Inc.
Date:	December 6, 2023	By:	/s/ David Aufderhaar
David Aufderhaar
Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Sarah Barkema
Sarah Barkema
Chief Accounting Officer
(Principal Accounting Officer)