Form 10-Q
period 2024-01-27
Stitch Fix, Inc.
filed 2024-03-05
CIK 1576942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 27, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of February 28, 2024, the number of outstanding shares of the registrant’s Class A common stock, par value $0.00002 per share, was 94,766,527, and the number of outstanding shares of the registrant’s Class B common stock, par value $0.00002 per share, was 25,405,020.

STITCH FIX, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Stitch Fix, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	January 27, 2024	July 29, 2023
Assets
Current assets:
Cash and cash equivalents	$227,503	$239,437
Short-term investments	2,321	18,161
Inventory, net	126,033	130,548
Prepaid expenses and other current assets	21,161	27,692
Current assets, discontinued operations	953	9,623
Total current assets	377,971	425,461
Property and equipment, net	63,522	79,757
Operating lease right-of-use assets	93,616	104,533
Other long-term assets	2,909	2,681
Long-term assets, discontinued operations	298	2,046
Total assets	$538,316	$614,478
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$74,303	$96,730
Operating lease liabilities	27,086	28,210
Accrued liabilities	75,694	69,893
Gift card liability	11,357	10,328
Deferred revenue	9,765	11,366
Other current liabilities	9,154	8,802
Current liabilities, discontinued operations	2,062	12,782
Total current liabilities	209,421	238,111
Operating lease liabilities, net of current portion	111,936	125,418
Other long-term liabilities	3,688	3,639
Total liabilities	325,045	367,168
Commitments and contingencies (Note 6)
Stockholders’ equity:
Class A common stock, $0.00002 par value – 2,000,000,000 shares authorized at January 27, 2024 and July 29, 2023; 97,068,668 and 90,217,226 shares issued at January 27, 2024 and July 29, 2023; and 94,766,527 and 90,217,226 shares outstanding at January 27, 2024, and July 29, 2023, respectively	1	1
Class B common stock, $0.00002 par value – 100,000,000 shares authorized at January 27, 2024, and July 29, 2023; 25,405,020 and 25,405,020 shares issued and outstanding at January 27, 2024, and July 29, 2023, respectively	1	1
Additional paid-in capital	653,170	615,236
Accumulated other comprehensive income (loss)	(432)	527
Accumulated deficit	(409,427)	(338,413)
Treasury stock, at cost – 2,302,141 and 2,302,141 shares as of January 27, 2024, and July 29, 2023, respectively	(30,042)	(30,042)
Total stockholders’ equity	213,271	247,310
Total liabilities and stockholders’ equity	$538,316	$614,478
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stitch Fix, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except share and per share amounts)

	For the Three Months Ended		For the Six Months Ended
	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023
Revenue, net	$330,402	$400,622	$695,187	$844,363
Cost of goods sold	186,922	236,866	392,604	493,297
Gross profit	143,480	163,756	302,583	351,066
Selling, general, and administrative expenses	181,518	227,038	369,282	462,884
Operating loss	(38,038)	(63,282)	(66,699)	(111,818)
Interest income	2,673	632	4,921	1,380
Other income (expense), net	578	(663)	989	(840)
Loss before income taxes	(34,787)	(63,313)	(60,789)	(111,278)
Provision for income taxes	169	131	338	318
Net loss from continuing operations	(34,956)	(63,444)	(61,127)	(111,596)
Net loss from discontinued operations, net of income taxes	(568)	(2,127)	(9,887)	(9,893)
Net loss	$(35,524)	$(65,571)	$(71,014)	$(121,489)
Other comprehensive income (loss):
Change in unrealized loss on available-for-sale securities, net of tax	49	941	170	755
Foreign currency translation	—	2,501	(1,129)	889
Total other comprehensive income (loss), net of tax	49	3,442	(959)	1,644
Comprehensive loss	$(35,475)	$(62,129)	$(71,973)	$(119,845)
Loss per share from continuing operations, attributable to common stockholders:
Basic	$(0.29)	$(0.56)	$(0.52)	$(0.99)
Diluted	$(0.29)	$(0.56)	$(0.52)	$(0.99)
Loss per share from discontinued operations, attributable to common stockholders:
Basic	$0.00	$(0.02)	$(0.08)	$(0.09)
Diluted	$0.00	$(0.02)	$(0.08)	$(0.09)
Loss per share attributable to common stockholders:
Basic	$(0.30)	$(0.58)	$(0.60)	$(1.07)
Diluted	$(0.30)	$(0.58)	$(0.60)	$(1.07)
Weighted-average shares used to compute loss per share attributable to common stockholders:
Basic	119,045,026	113,928,081	117,845,093	113,143,991
Diluted	119,045,026	113,928,081	117,845,093	113,143,991

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stitch Fix, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	For the Three Months Ended January 27, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance as of October 28, 2023	120,193,066	$2	$635,164	$(481)	$(373,903)	(2,302,141)	$(30,042)	$230,740
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	2,280,622	—	(4,342)	—	—	—	—	(4,342)
Stock-based compensation	—	—	22,348	—	—	—	—	22,348
Net loss	—	—	—	—	(35,524)	—	—	(35,524)
Other comprehensive income, net of tax	—	—	—	49	—	—	—	49
Balance as of January 27, 2024	122,473,688	$2	$653,170	$(432)	$(409,427)	(2,302,141)	$(30,042)	$213,271

	For the Three Months Ended January 28, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance as of October 29, 2022	113,110,197	$2	$552,490	$(5,325)	$(222,358)	(2,302,141)	$(30,042)	$294,767
Issuance of common stock upon exercise of stock options	117,607		154	—	—	—	—	154
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	1,581,772	—	(3,216)	—	—	—	—	(3,216)
Stock-based compensation	—	—	25,701	—	—	—	—	25,701
Net loss	—	—	—	—	(65,571)	—	—	(65,571)
Other comprehensive income, net of tax	—	—	—	3,442	—	—	—	3,442
Balance as of January 28, 2023	114,809,576	$2	$575,129	$(1,883)	$(287,929)	(2,302,141)	$(30,042)	$255,277

	For the Six Months Ended January 27, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance as of July 29, 2023	117,924,387	$2	$615,236	$527	$(338,413)	(2,302,141)	$(30,042)	$247,310
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	4,549,301	—	(8,514)	—	—	—	—	(8,514)
Stock-based compensation	—	—	46,448	—	—	—	—	46,448
Net loss	—	—	—	—	(71,014)	—	—	(71,014)
Other comprehensive loss, net of tax	—	—	—	(959)	—	—	—	(959)
Balance as of January 27, 2024	122,473,688	$2	$653,170	$(432)	$(409,427)	(2,302,141)	$(30,042)	$213,271

	For the Six Months Ended January 28, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance as of July 30, 2022	111,592,931	$2	$522,658	$(3,527)	$(166,440)	(2,302,141)	$(30,042)	$322,651
Issuance of common stock upon exercise of stock options	117,607		154	—	—	—	—	154
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	3,099,038	—	(6,969)	—	—	—	—	(6,969)
Stock-based compensation	—	—	59,286	—	—	—	—	59,286
Net loss	—	—	—	—	(121,489)	—	—	(121,489)
Other comprehensive income, net of tax	—	—	—	1,644	—	—	—	1,644
Balance as of January 28, 2023	114,809,576	$2	$575,129	$(1,883)	$(287,929)	(2,302,141)	$(30,042)	$255,277

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stitch Fix, Inc.
Condensed Consolidated Statements of Cash Flow
(Unaudited)
(In thousands)

	For the Six Months Ended
	January 27, 2024	January 28, 2023
Cash Flows from Operating Activities from Continuing Operations
Net loss from continuing operations	$(61,127)	$(111,596)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities from continuing operations:
Change in inventory reserves	(5,137)	(6,170)
Stock-based compensation expense	40,967	56,391
Depreciation and amortization	26,593	21,464
Asset impairment	—	16,874
Other	(1,353)	1,067
Change in operating assets and liabilities:
Inventory	9,652	44,912
Prepaid expenses and other assets	6,678	7,279
Income tax receivables	—	26,640
Operating lease right-of-use assets and liabilities	(3,689)	39
Accounts payable	(22,463)	(36,328)
Accrued liabilities	8,315	(3,306)
Deferred revenue	(1,601)	(999)
Gift card liability	1,028	1,934
Other liabilities	401	2,582
Net cash provided by (used in) operating activities from continuing operations	(1,736)	20,783
Cash Flows from Investing Activities from Continuing Operations
Proceeds from sale of property and equipment	21	—
Purchases of property and equipment	(7,427)	(11,398)
Purchases of securities available-for-sale	—	(258)
Sales of securities available-for-sale	—	4,145
Maturities of securities available-for-sale	15,970	11,210
Net cash provided by investing activities from continuing operations	8,564	3,699
Cash Flows from Financing Activities from Continuing Operations
Proceeds from the exercise of stock options, net	—	154
Payments for tax withholdings related to vesting of restricted stock units	(8,342)	(6,794)
Other	(388)	(117)
Net cash used in financing activities from continuing operations	(8,730)	(6,757)
Net increase (decrease) in cash and cash equivalents from continuing operations	(1,902)	17,725
Cash Flows from Discontinued Operations
Net cash used in operating activities from discontinued operations	(9,311)	(9,723)
Net cash used in investing activities from discontinued operations	—	(489)
Net cash used in financing activities from discontinued operations	(171)	(175)
Net decrease in cash and cash equivalents from discontinued operations	(9,482)	(10,387)
Effect of exchange rate changes on cash and cash equivalents	(550)	706
Net increase (decrease) in cash and cash equivalents	(11,934)	8,044
Cash and cash equivalents at beginning of period	239,437	130,935
Cash and cash equivalents at end of period	$227,503	$138,979
Supplemental Disclosure
Cash paid for income taxes	$1,233	$178
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchases of property and equipment included in accounts payable and accrued liabilities	$897	$1,430
Capitalized stock-based compensation	$2,568	$3,409
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stitch Fix, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Description of Business
Stitch Fix, Inc. (“we,” “our,” “us,” or “the Company”) delivers personalization to our clients through the pairing of data science and human judgment. Currently, clients can engage with us in one of two ways that, combined, form an ecosystem of personalized experiences across styling, shopping, and inspiration: (1) by receiving a personalized shipment of items informed by our algorithms and sent by a Stitch Fix stylist (a “Fix”); or (2) by purchasing directly from our website or mobile app based on a personalized assortment of outfit and item recommendations (“Freestyle”). Clients can choose to schedule automatic shipments or order a Fix on demand after they fill out a style profile on our website or mobile app. After receiving a Fix, our clients purchase the items they want to keep and return the other items, if any. Freestyle utilizes our algorithms to recommend a personalized assortment of outfit and item recommendations that will update throughout the day and will continue to evolve as we learn more about the client. We are incorporated in Delaware and have operations in the United States. Previously, we also had operations in the United Kingdom (“UK”). During the first quarter of fiscal 2024, we ceased operations of our UK business and met the requirements to report the UK business as a discontinued operation for all periods presented.
2.    Summary of Significant Accounting Policies
Basis of Presentation
Our fiscal year is a 52-week or 53-week period ending on the Saturday closest to July 31. The fiscal year ending August 3, 2024 (“fiscal 2024”) consists of 53 weeks, with the extra week occurring in the fourth fiscal quarter ending August 3, 2024. The fiscal year ended July 29, 2023 (“fiscal 2023”) consisted of 52 weeks.
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
Discontinued Operations
During the first quarter of fiscal 2024, we ceased operations of our UK business and met the accounting requirements for reporting the UK business as a discontinued operation. Accordingly, the condensed consolidated financial statements reflect the results of the UK business as a discontinued operation for all periods presented. Unless otherwise noted, amounts and disclosures throughout these Notes to Condensed Consolidated Financial Statements relate to the Company's continuing operations. Refer to Note 12, “Discontinued Operations” for further details.
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

Significant Accounting Policies
Unless noted below, there have been no changes to the Company’s significant accounting policies, as described in our fiscal 2023 Annual Report, that had a material impact on these condensed consolidated financial statements and related notes.
Short-Term Investments
Our short-term investments have been classified and accounted for as available-for-sale securities. The allowance for expected credit losses on our available-for-sale debt securities was immaterial at both January 27, 2024 and July 29, 2023.
We have elected to present accrued interest receivable separately from short-term investments in the condensed consolidated balance sheets. Accrued interest receivable, which was immaterial at both January 27, 2024 and July 29, 2023, is recorded in prepaid expenses and other current assets in the condensed consolidated balance sheets. We did not write off any accrued interest receivable during the three and six months ended January 27, 2024 or January 28, 2023.
Inventory, net
Inventory, net consists of finished goods recorded at the lower of cost or net realizable value using the first-in-first-out (FIFO) method. Gross inventory costs include both merchandise costs and in-bound freight costs.
Inventory, net includes reserves for excess and slow-moving inventory we expect to write off based on historical trends, damaged inventory, and shrinkage. Our total inventory reserves were $33.5 million and $38.7 million as of January 27, 2024 and July 29, 2023, respectively. At both January 27, 2024 and July 29, 2023, we recorded additional specific reserves related to excess and slow-moving seasonal inventory. We have not made any material changes to our assumptions included in the calculations of the lower of cost or net realizable value reserves at January 27, 2024 or July 29, 2023.
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
Foreign Currency
During the first quarter of fiscal 2024, we ceased operations of our UK business and met the requirements to report the UK business as a discontinued operation. The functional currency of our UK business was the British pound sterling. We translated assets and liabilities to U.S. dollars using period-end exchange rates, and average monthly exchange rates for revenues, costs, and expenses. Prior to being classified as a discontinued operation, we recorded translation gains and losses in accumulated other comprehensive income (loss) (“AOCI”) as a component of stockholders’ equity. During the first quarter of fiscal 2024, historical foreign currency translation losses, which were previously recognized in AOCI, were fully reclassified from equity to loss from discontinued operations, net of income taxes in the condensed consolidated statements of operations and comprehensive loss. Refer to Note 7, “Accumulated Other Comprehensive Income (Loss)” and Note 12, “Discontinued Operations” for further details.
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
In the second quarter of fiscal 2023, we recorded an impairment charge related to a portion of our corporate office space. Refer to “Note 11 - Restructuring” for further details.
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
The following table summarizes the balances of contractual liabilities included in deferred revenue, gift card liability, and other current liabilities as of the dates indicated:

(in thousands)	January 27, 2024	July 29, 2023
Deferred revenue:
Upfront styling fees	$5,097	$6,075
Style Pass annual fees	3,810	4,521
Freestyle orders	858	770
Total deferred revenue	$9,765	$11,366
Gift card liability	$11,357	$10,328
Other current liabilities:
Referral credits	$451	$362

The following table summarizes revenue recognized during the six months ended January 27, 2024, that was previously included in deferred revenue, gift card liability, and other current liabilities at July 29, 2023:

(in thousands)	Revenue Recognized From Amounts Previously Included in Deferred Balances at July 29, 2023
Upfront styling fees	$6,032
Style Pass annual fees	2,953
Freestyle orders	554
Gift card liability	1,552
Referral credits	105
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
No client accounted for greater than 10% of total revenue, net for the three and six months ended January 27, 2024 or January 28, 2023.
Recently Issued Accounting Pronouncements
In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07). This update is designed to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This standard also enhances interim disclosure requirements and provides new segment disclosure requirements for entities with a single reportable segment. This standard is effective for us beginning in fiscal 2025 for the annual period, and the interim periods thereafter. We are currently evaluating the impact that this standard will have on our consolidated financial statements.
In December 2023, the FASB issued Accounting Standards Update ("ASU") No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). This update enhances the transparency and decision usefulness of income tax disclosures by improving the income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The update also includes certain other amendments to improve the effectiveness of income tax disclosures. This standard is effective for us beginning in fiscal 2026 with early adoption permitted. We do not anticipate this standard to have a material impact on our consolidated financial statements or related disclosures.

3.    Fair Value Measurements
Our financial instruments consist of cash, cash equivalents, investments, accounts payable, and accrued liabilities. At January 27, 2024 and July 29, 2023, the carrying values of cash, accounts payable, and accrued liabilities approximated fair value due to their short-term nature. We measure our cash equivalents and investments at fair value within Level 1 or Level 2 of the fair value hierarchy because we value these investments using unadjusted, quoted market prices; or alternative pricing sources and models utilizing market observable inputs, respectively.
Our cash equivalents and investments accounted for as available-for-sale securities that were measured at fair value on a recurring basis as of January 27, 2024 and July 29, 2023 were as follows:

	January 27, 2024				July 29, 2023
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$127,499	$—	$—	$127,499	$80,251	$—	$—	$80,251
Investments:
U.S. Treasury securities	272	—	—	272	7,226	—	—	7,226
Corporate bonds	—	2,049	—	2,049	—	10,935	—	10,935
Total	$127,771	$2,049	$—	$129,820	$87,477	$10,935	$—	$98,412
There were no transfers of financial assets or liabilities into or out of Level 1, Level 2, or Level 3 during the three and six months ended January 27, 2024 or January 28, 2023.
The following table sets forth the amortized cost, gross unrealized losses, and fair values of our investments accounted for as available-for-sale securities as of January 27, 2024 and July 29, 2023:

	January 27, 2024			July 29, 2023
(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Losses	Fair Value
Investments:
U.S. Treasury securities	$272	$—	$272	$7,266	$(40)	$7,226
Corporate bonds	2,051	(2)	2,049	11,069	(134)	10,935
Total	$2,323	$(2)	$2,321	$18,335	$(174)	$18,161
The fair value and gross unrealized losses for those investments that were in a continuous unrealized loss position as of January 27, 2024 were as follows:

	Less Than 12 Months		More Than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investments:
Corporate bonds	—	—	2,049	(2)	2,049	(2)
Total	$—	$—	$2,049	$(2)	$2,049	$(2)

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
The total fair value of investments in a continuous unrealized loss and the related gross unrealized losses have both decreased since July 29, 2023, due to maturities and approaching maturities of our investments during the six months ended January 27, 2024. We evaluate securities for expected credit losses on a quarterly basis with consideration given to the financial condition and near-term prospects of the issuer, whether we intend to sell the securities, and whether it is more likely than not that we will be required to sell the securities before recovery of their amortized cost basis. As of January 27, 2024, the losses on our available-for-sale securities were immaterial. We have the current intent and ability to retain these securities until maturity or recovery of the amortized cost basis. Therefore, expected credit losses as of January 27, 2024 were immaterial.
The fair values of available-for-sale securities by contractual maturity as of January 27, 2024 were as follows:

	January 27, 2024
(in thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Investments:
U.S. Treasury securities	$272	$—	$—	$272
Corporate bonds	2,049	—	—	2,049
Total	$2,321	$—	$—	$2,321
4.    Accrued Liabilities
Accrued liabilities consisted of the following:

(in thousands)	January 27, 2024	July 29, 2023
Compensation and related benefits	$11,979	$12,836
Advertising	13,925	6,625
Sales taxes	5,979	5,358
Shipping and freight	8,819	8,628
Accrued accounts payable	7,445	4,058
Inventory purchases	18,760	22,684
Sales refund reserve	5,802	6,509
Other	2,985	3,195
Total accrued liabilities	$75,694	$69,893
5.    Credit Facility
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

On December 4, 2023, we entered into a first lien credit agreement with Citibank, N.A., as agent and lender, which provides for a $50.0 million revolving credit facility maturing on December 4, 2026 (the “2023 Credit Facility”). Upon entry into the 2023 Credit Facility, the Amended Credit Agreement was terminated. The 2023 Credit Facility includes a sub-facility that provides for the issuance of letters of credit in an amount of up to $30.0 million. Availability of the 2023 Credit Facility will be based upon a borrowing base formula and periodic borrowing base certifications valuing certain of our accounts receivable, credit card receivables, and inventory as reduced by certain reserves, if any. Our borrowing availability as of January 27, 2024 was $50.0 million, and our borrowing capacity was $29.4 million as a result of outstanding letters of credit, and no outstanding borrowing.
The 2023 Credit Facility is subject to customary fees for loan facilities of this type, including a commitment fee equal to 0.30% based on the average daily undrawn portion of the 2023 Credit Facility, payable quarterly.
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
Debt under the 2023 Credit Facility is guaranteed by substantially all of our material domestic subsidiaries and is secured by substantially all of our and such subsidiaries’ assets. The 2023 Credit Facility contains affirmative and negative covenants, indemnification provisions, and events of default. The 2023 Credit Facility also contains financial covenants that require us to maintain a minimum liquidity level and, if applicable, a minimum total consolidated fixed charge coverage ratio during the periods set forth in the 2023 Credit Facility. As of January 27, 2024, we were in compliance with all financial covenants.

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
On August 26, 2022, a class action lawsuit alleging violations of federal securities laws was filed by certain of our stockholders in the U.S. District Court for the Northern District of California, naming as defendants us and certain of our officers and directors. An amended complaint was filed on August 15, 2023. The lawsuit alleges violations of the Securities Exchange Act of 1934, as amended, by us and our officers for allegedly making materially false and misleading statements regarding our Freestyle offering between December 2020 and June 2022. The plaintiffs seek unspecified monetary damages and other relief. The Company filed a motion to dismiss on November 1, 2023. The plaintiffs filed an Opposition to Motion to Dismiss on December 22, 2023, and the Company filed a Reply in Support of Motion to Dismiss on February 6, 2024. On March 17, 2023, a derivative action was filed against our directors in the same court, alleging the same violations of securities laws as alleged in the Class Action and breach of fiduciary duties.
There have been no other material changes to our commitments and contingencies disclosed in our fiscal 2023 Annual Report.
Indemnifications
In the ordinary course of business, we may provide indemnifications of varying scope and terms to vendors, directors, officers, and other parties with respect to certain matters. We have not incurred any material costs as a result of such indemnifications and have not accrued any liabilities related to such obligations in the condensed consolidated financial statements.

7.    Accumulated Other Comprehensive Income (Loss)
The tables below present the changes in AOCI by component and, if applicable, the reclassifications out of AOCI for the periods presented:

	For the Three Months Ended
	January 27, 2024			January 28, 2023
(in thousands)	Available-for-sale Securities	Foreign Currency Translation	Total	Available-for-sale Securities	Foreign Currency Translation	Total
Beginning balance	$(481)	$—	$(481)	$(2,526)	$(2,799)	$(5,325)
Other comprehensive income before reclassifications (1)	49	—	49	941	2,501	3,442
Net change in AOCI	49	—	49	941	2,501	3,442
Ending balance	$(432)	$—	$(432)	$(1,585)	$(298)	$(1,883)

	For the Six Months Ended
	January 27, 2024			January 28, 2023
(in thousands)	Available-for-sale Securities	Foreign Currency Translation	Total	Available-for-sale Securities	Foreign Currency Translation	Total
Beginning balance	$(602)	$1,129	$527	$(2,340)	$(1,187)	$(3,527)
Other comprehensive income (loss) before reclassifications (1)	170	(2,274)	(2,104)	773	889	1,662
Amounts reclassified from AOCI	—	—	—	(18)	—	(18)
Release of cumulative foreign currency translation adjustments associated with discontinued operations (2)	—	1,145	1,145	—	—	—
Net change in AOCI	170	(1,129)	(959)	755	889	1,644
Ending balance	$(432)	$—	$(432)	$(1,585)	$(298)	$(1,883)
(1) There was no associated income tax effect for losses on available-for-sale securities for the three and six months ended January 27, 2024 or January 28, 2023, as we have recorded a valuation allowance against these deferred tax balances.
(2) During the first quarter of fiscal 2024, we ceased operations of our UK business and the accounting requirements for reporting the UK business as a discontinued operation were met. Accordingly, in the first quarter of fiscal 2024, we reclassified historical foreign currency translation losses, which were previously recognized in AOCI, from stockholders’ equity to loss from discontinued operations, net of income taxes in the condensed consolidated statements of operations and comprehensive loss. Refer to Note 2, “Summary of Significant Accounting Policies” and Note 12, “Discontinued Operations” for further details.
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

2017 Incentive Plan
In November 2017, our Board of Directors and stockholders adopted our 2017 Incentive Plan (the “2017 Plan”). The remaining shares available for issuance under our 2011 Plan became reserved for issuance under the 2017 Plan. Our 2017 Plan provides for the grant of Class A incentive stock options to employees, including employees of our subsidiary, and for the grant of nonqualified stock options, stock appreciation rights, RSAs, RSU awards, performance stock awards, performance cash awards, and other forms of stock awards to employees, directors, and consultants, including employees and consultants of our subsidiaries. Employee stock option awards generally begin to vest six months after the grant date with the remaining shares subject to the option vesting ratably over the next thirty months. Options generally expire after 10 years. RSU awards made to employees generally vest ratably on a quarterly basis subject to the employee’s continued service with the Company. As of January 27, 2024, the number of shares authorized for issuance under the 2017 Plan was 44,038,883 shares of Class A common stock, and the number of shares available for grant was 3,093,161.
2019 Inducement Plan
In October 2019, our Board of Directors adopted our 2019 Inducement Plan (the “2019 Plan”). Our 2019 Plan provides for the grant of Class A nonqualified stock options and RSU awards to individuals who satisfy the standards for inducement grants under the relevant Nasdaq Stock Market rules. As of January 27, 2024, the number of shares authorized for issuance under the 2019 Plan was 10,750,000 shares of Class A common stock and the number of shares available for grant was 913,496.
Stock Options
Stock option activity under the 2011 Plan, 2017 Plan, and 2019 Plan was as follows:

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance at July 29, 2023	8,106,110	$7.06	8.78	$4,770
Granted	2,450,951	4.00
Exercised	—	—
Cancelled	(545,451)	10.18
Balance at January 27, 2024	10,011,610	$6.14	8.67	$13
Restricted Stock Units
RSU award activity under the 2017 Plan and 2019 Plan was as follows:

	Unvested RSUs
	Class A Common Stock	Weighted- Average Grant Date Fair Value
Unvested at July 29, 2023	11,455,577	$10.47
Granted	12,073,155	3.27
Vested	(4,549,301)	7.07
Forfeited	(3,790,619)	8.38
Unvested at January 27, 2024	15,188,812	$6.29

Performance-Based Stock Awards
In fiscal 2023, the Company incurred stock-based compensation expense under compensation arrangements with certain of its employees under which the Company settled bonuses for a fixed dollar amount by issuing a variable number of restricted stock units. The awards had both service and performance conditions. During the first quarter of fiscal 2024, the Company issued 848,489 RSUs based on the Company’s trailing seven-day average share price, following the Company’s public release of fiscal 2023 financial results. Stock-based compensation expense for these awards was recorded in fiscal 2023.
Stock-Based Compensation Expense
Stock-based compensation expense for options and RSUs granted to employees was $21.1 million and $41.0 million for the three and six months ended January 27, 2024, and $25.3 million and $56.4 million for the three and six months ended January 28, 2023. Stock-based compensation expense is included in selling, general, and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.
As of January 27, 2024, the total unrecognized compensation expense related to unvested options and RSUs, net of estimated forfeitures, was $96.5 million, which we expect to recognize over an estimated weighted average period of 1.8 years. The weighted-average grant date fair value of options granted during the six months ended January 27, 2024, was $2.51 per share. The weighted-average grant date fair value of options granted during the six months ended January 28, 2023, was $2.42 per share.
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

	For the Three Months Ended		For the Six Months Ended
	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023
Expected term (in years)	4 - 5.5	3.2 - 5.5	4 - 5.5	3.2 - 5.5
Volatility	77.3% - 78.0%	87.3%	77.3% - 78.0%	87.3%
Risk free interest rate	4.8%	4.2% - 4.4%	4.8%	4.2% - 4.4%
Dividend yield	—%	—%	—%	—%

9.    Income Taxes
The following table summarizes our effective tax rate from loss from continuing operations for the periods presented:

	For the Three Months Ended		For the Six Months Ended
(in thousands)	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023
Loss from continuing operations before income taxes	$(34,787)	$(63,313)	$(60,789)	$(111,278)
Provision for income taxes	169	131	338	318
Effective tax rate	(0.5)%	(0.2)%	(0.6)%	(0.3)%
Our continuing operations are subject to income taxes in the United States. Our effective tax rate for the three and six months ended January 27, 2024 differs from the federal statutory income tax rate primarily due to the full valuation allowance recorded on our net federal and state deferred tax assets. The tax provision for the three and six months ended January 27, 2024 is primarily comprised of state taxes.
Our effective tax rate for the three and six months ended January 28, 2023 differed from the federal statutory income tax rate primarily due to the full valuation allowance recorded on our net federal and state deferred tax assets. The tax provision for the three and six months ended January 28, 2023 is primarily comprised of state taxes.
We continue to monitor the progress of ongoing discussions with tax authorities and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions.

10.    Net Loss Per Share from Continuing Operations Attributable to Common Stockholders and Common Stock
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
The table below presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted loss per share from continuing operations attributable to Class A and Class B common stockholders:

	For the Three Months Ended		For the Six Months Ended
(in thousands, except share and per share amounts)	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023
Numerator:
Net loss from continuing operations attributable to Class A and Class B common stockholders	$(34,956)	$(63,444)	$(61,127)	$(111,596)
Denominator:
Weighted-average shares of common stock - basic	119,045,026	113,928,081	117,845,093	113,143,991
Weighted-average shares of common stock - diluted	119,045,026	113,928,081	117,845,093	113,143,991
Loss per share from continuing operations attributable to Class A and Class B common stockholders:
Basic	$(0.29)	$(0.56)	$(0.52)	$(0.99)
Diluted	$(0.29)	$(0.56)	$(0.52)	$(0.99)

As the Company has reported net loss from continuing operations for each of the periods presented, all potentially dilutive securities were considered antidilutive. The following common stock equivalents were excluded from the computation of diluted loss per share from continuing operations because their effect would have been antidilutive for the periods presented:

	For the Three Months Ended		For the Six Months Ended
	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023
Restricted stock units that settle into Class A common stock	15,188,812	13,745,346	15,188,812	13,745,346
Stock options to purchase Class A common stock	9,213,028	4,296,003	9,213,028	4,296,003
Stock options to purchase Class B common stock	798,582	905,367	798,582	905,367
Total	25,200,422	18,946,716	25,200,422	18,946,716
Share Repurchase Program
In January 2022, the Company’s Board of Directors authorized a share repurchase program to repurchase up to $150.0 million of our outstanding Class A common stock, with no expiration date (the “2022 Repurchase Program”). The actual timing, number, and value of shares repurchased in the future will be determined by the Company in its discretion and will depend on a number of factors, including market conditions, applicable legal requirements, our capital needs, and whether there is a better alternative use of capital.

We did not repurchase any shares during the six months ended January 27, 2024 or January 28, 2023. As of January 27, 2024, $120.0 million remained available under the 2022 Repurchase Program authorization. Repurchases under the 2022 Repurchase Program during any given fiscal period will reduce the number of weighted-average common shares outstanding for the respective period.
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
In furtherance of and as an expansion of the 2022 Restructuring Plan, in June 2023, we announced the intended closures of our fulfillment centers in Bethlehem, Pennsylvania and Dallas, Texas (the “Bethlehem and Dallas Closures”). The Bethlehem, Pennsylvania location ceased operations during the three months ended October 28, 2023, and we expect the Dallas, Texas location to cease operations in the three months ending April 27, 2024. During fiscal 2023, we recorded an aggregate $2.6 million related to this action, primarily consisting of severance and employee-related benefits, and accelerated depreciation expense and other restructuring costs. During the three and six months ended January 27, 2024, we recorded $6 million and $14 million of restructuring charges related to the Bethlehem and Dallas closures, primarily consisting of severance and employee-related benefits, and accelerated depreciation expense and other restructuring costs.
In furtherance of and as an expansion of the 2022 Restructuring Plan, in January 2024, we implemented an organization realignment that resulted in the further elimination of styling leadership and corporate positions. During the three and six months ended January 27, 2024, we recorded $2.2 million related to this action, primarily consisting of severance and employee-related benefits.
The components of total restructuring charges were as follows:

	For the Three Months Ended		For the Six Months Ended
(in thousands)	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023
Cash restructuring charges:
Severance and employee-related benefits	$3,827	$15,571	$6,289	$16,498
Other	1,157	135	1,805	135
Non-cash restructuring charges:
Asset impairments (2)	—	16,874	—	16,874
Accelerated depreciation	3,159	1,755	7,337	1,755
Other	251	232	913	232
Total restructuring (1)	$8,394	$34,567	$16,344	$35,494
(1) Recorded in selling, general, and administrative expenses on the condensed consolidated statements of operations and comprehensive loss.
(2) Includes impairments of both operating lease right-of-use assets and property and equipment.

The following table provides the changes in the Company’s restructuring related liabilities, which are included within accounts payable and accrued liabilities on the condensed consolidated balance sheets:

(in thousands)	Severance and Employee Related Benefits and Other
Balance at July 29, 2023	$1,923
Charges incurred	8,094
Cash payments	(5,011)
Balance at January 27, 2024	$5,006
In January 2024, we revised our compensation model for full-time stylists to move to a part-time only model, whereby stylists who will opt to continue with the company will be paid one-time restructuring bonuses over the next three quarters to continue to serve the Company.
Related to the 2022 Restructuring Plan and stylist compensation restructuring, we estimate we will incur between $4 million and $5 million of additional cash restructuring charges over the next three fiscal quarters, with substantially all of the cash payments to be completed by the end of the first quarter of fiscal 2025. We estimate that we will also incur between $1 million and $2 million in additional accelerated depreciation expense for fixed assets at the Dallas, Texas fulfillment center over the next fiscal quarter.

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
The following table summarizes the major classes of assets and liabilities of discontinued operations, which are summarized separately in the condensed consolidated balance sheets:

(in thousands)	January 27, 2024	July 29, 2023
Inventory, net	$—	$6,628
Prepaid expenses and other current assets	953	2,995
Current assets, discontinued operations	953	9,623
Operating lease right-of-use assets	—	1,565
Other long-term assets	298	481
Long-term assets, discontinued operations	298	2,046
Total assets, discontinued operations	$1,251	$11,669

Accounts payable	$577	$2,586
Operating lease liabilities	—	1,132
Accrued liabilities	1,485	8,903
Other current liabilities	—	161
Current liabilities, discontinued operations	2,062	12,782
Total liabilities, discontinued operations	$2,062	$12,782
The key components of loss from discontinued operations were as follows:

	For the Three Months Ended		For the Six Months Ended
(in thousands)	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023
Revenue, net	$824	$11,496	$9,382	$23,348
Cost of goods sold	784	6,134	7,274	13,535
Gross profit	40	5,362	2,108	9,813
Selling, general, and administrative expenses	1,500	8,789	11,635	19,834
Operating loss	(1,460)	(3,427)	(9,527)	(10,021)
Interest income	—	72	187	98
Other income (expense), net (1)	560	1,315	(583)	207
Loss before income taxes	(900)	(2,040)	(9,923)	(9,716)
Provision (benefit) for income taxes	(332)	87	(36)	177
Loss from discontinued operations, net of income taxes	$(568)	$(2,127)	$(9,887)	$(9,893)
(1) For the six months ended January 27, 2024, Other income (expense), net includes the loss from the release of historical foreign currency translation adjustments related to the exit of the UK business in the first quarter of fiscal 2024, Refer to Note 2, “Summary of Significant Accounting Policies” for further details.
During fiscal 2023, we recorded an aggregate $4.7 million of expenses related to the exit and wind down of the UK business, primarily consisting of losses from firm purchase commitments for future receipts of inventory, inventory write-downs to net realizable value, and fixed asset impairment charges. These charges were recorded in both cost of goods sold and selling, general, and administrative expenses from discontinued operations.
During the three and six months ended January 27, 2024, we recorded $0.5 million and $5.4 million of expense associated with the exit of the UK business, which consisted primarily of severance and employee-related benefits, and early contract termination charges. These charges were recorded in selling, general, and administrative expenses from discontinued operations. We expect future expenses associated with the exit of the UK business to be immaterial.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes thereto included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes and our Annual Report on Form 10-K (the “2023 Annual Report”) for the year ended July 29, 2023, filed with the Securities and Exchange Commission on September 20, 2023. We use a 52- or 53-week fiscal year, with our fiscal year ending on the Saturday that is closest to July 31 of that year. The fiscal year ending August 3, 2024 (“fiscal 2024”) consists of 53 weeks, and the fiscal year ended July 29, 2023 (“fiscal 2023”) consisted of 52 weeks. Throughout this Quarterly Report on Form 10-Q (this “Quarterly Report”), all references to quarters and years are to our fiscal quarters and fiscal years unless otherwise noted.
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
Financial Overview
For the three and six months ended January 27, 2024, we reported $330.4 million and $695.2 million in net revenue, representing a year-over-year decline of 17.5% and 17.7%, respectively, compared to the three and six months ended January 28, 2023. As of January 27, 2024 and January 28, 2023, we had 2,805,000 and 3,377,000 active clients, respectively, representing a year-over-year decline of 16.9%.
During the three and six months ended January 27, 2024, we experienced a decline in net revenue year-over-year primarily due to our challenges in acquiring and retaining clients. We expect these challenges in acquiring and retaining active clients to continue having a negative compounding effect on net revenue throughout the remainder of fiscal 2024. We remain focused on retaining current clients, improving the conversion of new clients, and enhancing our overall client experience for new and existing clients.
Net loss from continuing operations for the three and six months ended January 27, 2024 was $35.0 million and $61.1 million, compared to a net loss from continuing operations of $63.4 million and $111.6 million for the three and six months ended January 28, 2023.
For more information on the components of net loss from continuing operations for the three and six months ended January 27, 2024, refer to the section titled “Results of Operations” below.
Restructuring
During the three and six months ended January 27, 2024, in furtherance of and as an expansion of the restructuring plan announced in June 2022 (the “2022 Restructuring Plan”), we recorded $8.4 million and $16.3 million of additional restructuring charges. Related to the 2022 Restructuring Plan and stylist compensation restructuring, we estimate we will incur between $4 million and $5 million of additional cash restructuring charges in the next three fiscal quarters, with substantially all of the cash payments to be completed by the end of the first quarter of fiscal 2025.
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

	For the Three Months Ended		For the Six Months Ended
(in thousands)	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023
Net loss from continuing operations	$(34,956)	$(63,444)	$(61,127)	$(111,596)
Add (deduct):
Interest income	(2,673)	(632)	(4,921)	(1,380)
Other (income) expense, net	(578)	663	(989)	840
Provision for income taxes	169	131	338	318
Depreciation and amortization (1)	9,401	9,559	18,840	19,088
Stock-based compensation expense	21,065	25,262	40,967	56,391
Restructuring and other one-time costs (2)	12,019	34,742	19,969	40,897
Adjusted EBITDA	$4,447	$6,281	$13,077	$4,558
(1) For the three and six months ended January 27, 2024, depreciation and amortization excluded $3.4 million and $7.6 million reflected in “Restructuring and other one-time costs.” For the three and six months ended January 28, 2023, depreciation and amortization excluded $1.8 million reflected in “Restructuring and other one-time costs.”
(2) For the three and six months ended January 27, 2024, restructuring charges were $8.4 million and $16.3 million described in Note 11, “Restructuring” in the Notes to the Condensed Consolidated Financial Statements in Item 1. Financial Statements and other one-time costs were $3.6 million in one-time professional services fees. For the three and six months ended January 28, 2023, restructuring charges were $34.6 million and $35.5 million described in Note 11, “Restructuring” in the Notes to the Condensed Consolidated Financial Statements in Item 1. Financial Statements and other one-time costs were $0.1 million and $5.4 million in retention bonuses for continuing employees.
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

	For the Six Months Ended
(in thousands)	January 27, 2024	January 28, 2023
Free Cash Flow reconciliation:
Net cash provided by (used in) operating activities from continuing operations	$(1,736)	$20,783
Deduct:
Purchases of property and equipment from continuing operations	(7,427)	(11,398)
Free Cash Flow	$(9,163)	$9,385
Net cash provided by investing activities from continuing operations	$8,564	$3,699
Net cash used in financing activities from continuing operations	$(8,730)	$(6,757)
Operating Metrics

(in thousands)	January 27, 2024	October 28, 2023	July 29, 2023	April 29, 2023	January 28, 2023
Active clients	2,805	2,989	3,121	3,288	3,377
Active Clients
We believe that the number of active clients is a key indicator of our growth and the overall health of our business. We define an active client as a client who checked out a Fix or was shipped an item via Freestyle in the preceding 52 weeks, measured as of the last day of that period. A client checks out a Fix when she indicates what items she is keeping through our mobile application or on our website. We consider each Women’s, Men’s, or Kids account as a client, even if they share the same household. We had 2,805,000 and 3,377,000 active clients as of January 27, 2024 and January 28, 2023, respectively, representing a year-over-year decline of 16.9%. The decline in active clients is due to fewer new client additions, which we largely attribute to client conversion and retention challenges.

Net Revenue per Active Client
We believe that net revenue per active client is an indicator of client engagement and satisfaction. We calculate net revenue per active client based on net revenue over the preceding four fiscal quarters divided by the number of active clients, measured as of the last day of the period. Net revenue per active client was $515 and $530 as of January 27, 2024, and January 28, 2023, respectively, or a decline of 2.8% year over year.
Factors Affecting Our Performance
Macroeconomic Environment
Our business and operating results are subject to national and global economic conditions and their impact on consumer discretionary spending. As the macroeconomic environment is experiencing inflation, rising interest rates, recessionary concerns, tightening labor markets, and general uncertainty regarding the overall future political and economic environment, we cannot predict whether or when such circumstances may improve or worsen or what impact such circumstances could have on our business.
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
Marketing expense is recorded in selling, general, and administrative expenses in the condensed consolidated statements of operations and comprehensive loss. The largest component of our marketing expense is advertising, which was $24.2 million and $53.9 million for the three and six months ended January 27, 2024, and $19.2 million and $59.8 million for the three and six months ended and January 28, 2023, respectively. Beginning in the second quarter of fiscal 2023, we began including costs for influencer campaigns in our advertising expense, and advertising expense for the three and six months ended January 28, 2023 reflects the inclusion of these costs. We expect advertising expense to approximate 8% to 9% of revenue in the third quarter ending April 27, 2024, and we expect advertising expense to approximate 8% of revenue for the fiscal year ending August 3, 2024; however, we will continue to be methodical about our approach when we are making advertising decisions, and may adjust our spending up or down based on performance.
Operations and Infrastructure
We intend to leverage our data science and deep understanding of our clients’ needs to make targeted investments in technology and product, and we plan to prioritize investments with near-term positive returns. In the second quarter of fiscal 2023, we decided to close our Salt Lake City fulfillment center in order to optimize network capacity. In June 2023, we announced the intended closures of our fulfillment centers in Bethlehem, Pennsylvania and Dallas, Texas. The Bethlehem, Pennsylvania location ceased operations during the three months ended October 28, 2023 and we expect the Dallas, Texas location to cease operations in the three months ending April 27, 2024. Refer to Note 11, “Restructuring” within the Notes to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report for further details.

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

Results of Operations
The following table summarizes our financial results from continuing operations:

	For the Three Months Ended		%	For the Six Months Ended		%
(in thousands)	January 27, 2024	January 28, 2023	Change	January 27, 2024	January 28, 2023	Change
Revenue, net	$330,402	$400,622	(17.5)%	$695,187	$844,363	(17.7)%
Cost of goods sold	186,922	236,866	(21.1)%	392,604	493,297	(20.4)%
Gross profit	143,480	163,756	(12.4)%	302,583	351,066	(13.8)%
Selling, general, and administrative expenses	181,518	227,038	(20.0)%	369,282	462,884	(20.2)%
Operating loss	(38,038)	(63,282)	(39.9)%	(66,699)	(111,818)	(40.4)%
Interest income	2,673	632	322.9%	4,921	1,380	256.6%
Other income (expense), net	578	(663)	(187.2)%	989	(840)	(217.7)%
Loss before income taxes	(34,787)	(63,313)	(45.1)%	(60,789)	(111,278)	(45.4)%
Provision for income taxes	169	131	29.0%	338	318	6.3%
Net loss from continuing operations	$(34,956)	$(63,444)	(44.9)%	$(61,127)	$(111,596)	(45.2)%
 The components of our results from continuing operations as a percentage of revenue were as follows:

	For the Three Months Ended		For the Six Months Ended
	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023
Revenue, net	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	56.6%	59.1%	56.5%	58.4%
Gross margin	43.4%	40.9%	43.5%	41.6%
Selling, general, and administrative expenses	54.9%	56.7%	53.1%	54.8%
Operating loss	(11.5)%	(15.8)%	(9.6)%	(13.2)%
Interest income	0.8%	0.2%	0.7%	0.2%
Other income (expense), net	0.2%	(0.2)%	0.1%	(0.1)%
Loss before income taxes	(10.5)%	(15.8)%	(8.7)%	(13.2)%
Provision for income taxes	0.1%	—%	—%	—%
Net loss from continuing operations	(10.6)%	(15.8)%	(8.8)%	(13.2)%
Note: Due to rounding, percentages in this table may not sum to totals.
Revenue and Gross Margin
Revenue decreased by $70.2 million and $149.2 million, or 17.5% and 17.7% during the three and six months ended January 27, 2024, respectively, compared to the three and six months ended January 28, 2023. The decrease was primarily due to a 16.9% decline in active clients from January 28, 2023 to January 27, 2024, which led to a decrease in sales of merchandise.
Gross margin for the three and six months ended January 27, 2024, increased by 250 and 190 basis points, respectively, compared to the same period last year. For both respective periods, the increase in gross margin was primarily driven by improved product margin and inventory health and transportation leverage as our carrier mix yielded more favorable rates year over year.
Selling, General, and Administrative Expenses
SG&A decreased by $45.5 million and $93.6 million for the three and six months ended January 27, 2024, compared to the three and six months ended January 28, 2023. The year-over-year decrease was primarily driven by our restructuring actions, as we realized lower year-over-year compensation and benefits expense including lower stock-based compensation expense, and lower facilities costs due to the $16.9 million non-cash impairment charge recorded in the three and six months ended January 28, 2023, partially offset by one-time professional service fees. For the three months ended January 27, 2024, the decrease in SG&A was partially offset by an increase in advertising spend.

SG&A as a percentage of revenue decreased to 54.9% and 53.1% for the three and six months ended January 27, 2024, compared with 56.7% and 54.8% for the three and six months ended January 28, 2023. The decrease in SG&A as a percentage of revenue for the three and six months ended January 27, 2024, compared with the same period last year, was primarily driven by our restructuring actions that resulted in lower compensation and benefits expense, lower stock-based compensation expense, and lower facilities costs, partially offset by one-time professional service fees. For the three months ended January 27, 2024, the decrease in SG&A as a percentage of revenue was partially offset by an increase in advertising spend as a percentage of revenue.
Provision for Income Taxes
The following table summarizes our effective tax rate from loss from continuing operations for the periods presented:

	For the Three Months Ended		For the Six Months Ended
(in thousands)	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023
Loss from continuing operations before income taxes	$(34,787)	$(63,313)	$(60,789)	$(111,278)
Provision for income taxes	169	131	338	318
Effective tax rate	(0.5)%	(0.2)%	(0.6)%	(0.3)%
Our continuing operations are subject to income taxes in the United States. Our effective tax rate for the three and six months ended January 27, 2024 differs from the federal statutory income tax rate primarily due to the full valuation allowance recorded on our net federal and state deferred tax assets. The tax provision for the three and six months ended January 27, 2024 is primarily comprised of state taxes.
Our effective tax rate for the three and six months ended January 28, 2023 differed from the federal statutory income tax rate primarily due to the full valuation allowance recorded on our net federal and state deferred tax assets. The tax provision for the three and six months ended January 28, 2023 is primarily comprised of state taxes.
We continue to monitor the progress of ongoing discussions with tax authorities and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions.
Liquidity and Capital Resources
Sources of Liquidity
Our principal sources of liquidity are our cash, cash equivalents, investments, cash flows from continuing operations, and borrowing capacity under our credit facility. As of January 27, 2024, we had $227.5 million of cash and cash equivalents attributable to continuing operations, which included $26.2 million held outside the U.S. in the UK, and $2.3 million of short-term investments with contractual maturities of 12 months or less. We will use our cash balances in the UK to settle the remaining liabilities attributable to our discontinued operations, and we plan to repatriate the remaining UK cash into the U.S. within 12 months of liquidating of the UK entity. This cash repatriation may be subject to taxes and other local statutory restrictions.
Credit Facility
On December 4, 2023, we entered into a first lien credit agreement with Citibank, N.A., as agent and lender, which provides for a $50.0 million revolving credit facility maturing on December 4, 2026 (the “2023 Credit Facility”). The 2023 Credit Facility includes a sub-facility that provides for the issuance of letters of credit in an amount of up to $30.0 million. Availability of the 2023 Credit Facility will be based upon a borrowing base formula and periodic borrowing base certifications valuing certain of our accounts receivable, credit card receivables, and inventory as reduced by certain reserves, if any. Our borrowing availability as of January 27, 2024 was $50.0 million, and our borrowing capacity was $29.4 million as a result of outstanding letters of credit, and no outstanding borrowing.
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

Share Repurchases
In January 2022, our Board of Directors authorized a share repurchase program to repurchase up to $150.0 million of our outstanding Class A common stock, with no expiration date (the “2022 Repurchase Program”). We may repurchase shares from time to time through open market repurchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. The actual timing, number and value of shares repurchased in the future will be determined by the Company in its discretion and will depend on a number of factors, including price, trading volume, market conditions, and other general business conditions. Repurchases will be funded from the Company’s existing cash and cash equivalents or future cash flow. The repurchase program may be modified, suspended, or terminated at any time. During the three and six months ended January 27, 2024 and January 28, 2023, the Company made no repurchases of Class A common stock. As of January 27, 2024, the Company had repurchased an aggregate 2,302,141 shares of Class A common stock for $30.0 million, and $120.0 million remained available under the 2022 Repurchase Program authorization.
Cash Flows
The following table summarizes our cash flows for the periods indicated below:

	For the Six Months Ended
(in thousands)	January 27, 2024	January 28, 2023
Net cash provided by (used in) operating activities from continuing operations	$(1,736)	$20,783
Net cash provided by investing activities from continuing operations	8,564	3,699
Net cash used in financing activities from continuing operations	(8,730)	(6,757)
Net increase (decrease) in cash and cash equivalents from continuing operations	$(1,902)	$17,725
Cash Provided by (Used in) Operating Activities from Continuing Operations
During the six months ended January 27, 2024, cash used in operating activities from continuing operations was $1.7 million, which consisted of a net loss from continuing operations of $61.1 million, adjusted by non-cash charges of $61.1 million and a $1.7 million change in net operating assets and liabilities. The non-cash charges were primarily driven by $41.0 million of stock-based compensation expense and $26.6 million of depreciation and amortization. The change in net operating assets and liabilities was primarily due to a net decrease of $14.1 million in accounts payable and accrued liabilities due to the timing of payments. This is offset by $9.7 million change in gross inventory balances due to a decline in inventory receipts and a $6.7 million decrease in prepaid expenses and other assets.
During the six months ended January 28, 2023, cash provided by operating activities from continuing operations was $20.8 million, which consisted of a net loss from continuing operations of $111.6 million, adjusted by non-cash charges of $89.6 million and a change of $42.8 million in net operating assets and liabilities. The non-cash charges were primarily driven by $56.4 million of stock-based compensation expense and $21.5 million of depreciation and amortization, and $16.9 million in asset impairment charges. The change in our net operating assets and liabilities was primarily due to a change of $44.9 million in our gross inventory balance due to a decline in inventory receipts and a cash inflow of $26.6 million from income tax refunds, partially offset by a decrease of $39.6 million in accounts payable and accrued liabilities due to timing of payments.
Cash Provided by Investing Activities from Continuing Operations
During the six months ended January 27, 2024, cash provided by investing activities from continuing operations was $8.6 million. This was primarily due to the maturities of available-for-sale securities of $16.0 million, partially offset by purchases of property and equipment of $7.4 million.
During the six months ended January 28, 2023, cash used in investing activities from continuing operations was $3.7 million. This was primarily due to sales and maturities of available-for-sale securities of $15.4 million, partially offset by purchases of property and equipment of $11.4 million.
Cash Used in Financing Activities from Continuing Operations
During the six months ended January 27, 2024, cash used in financing activities from continuing operations was $8.7 million, primarily due to payments for tax withholding related to vesting of restricted stock units.
During the six months ended January 28, 2023, cash used in financing activities from continuing operations was $6.8 million, primarily due to payments for tax withholding related to vesting of restricted stock units.
Contractual Obligations and Other Commitments
There have been no material changes to our contractual obligations and other commitments as disclosed in our fiscal 2023 Annual Report on Form 10-K.

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
There have been no significant changes to our critical accounting policies and estimates disclosed in our fiscal 2023 Annual Report on Form 10-K.
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
Changes in Internal Control Over Financial Reporting
There were no changes during the quarter ended January 27, 2024 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In the third quarter of fiscal 2023, we announced the closure of two U.S. fulfillment centers because we believe our inventory would be better optimized across a smaller network of warehouses in the U.S., allowing us to deliver a better client experience with access to a greater breadth inventory for a given Fix, while at the same time operating with lower, more cash efficient, inventory levels. This smaller inventory base and our focus on inventory efficiency creates increased risk related to inventory assortment. If we experience sub-optimal inventory assortment to meet demand, it may affect revenue in current and future quarters. If we do not predict client demand accurately, do not reorder or write off the right products in a timely manner, or otherwise do not effectively manage our inventory, we may experience significant inventory write-offs or insufficient inventory to meet demand, which would adversely affect our operating results.
Additionally, many of our inventory vendors utilize third parties to provide financing and credit protection that enables them produce and ship our items. While we do not manage the relationships with our vendors and their financial intermediaries, the tightening of credit markets, as well as our recent operating results and expected future results, have put pressure on some of our vendors’ ability to secure that financing and credit protection, and may continue to do so in the future. This may impact our ability to receive inventory and manage our assortment.
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
We currently receive and distribute merchandise at four fulfillment centers in the United States and we expect to complete the closure of our Dallas, Texas fulfillment center in the third quarter of fiscal 2024. Prior to the closure of this fulfillment center and our Bethlehem, Pennsylvania fulfillment center, we operated five fulfillment centers in the United States. While we believe three fulfillment centers is the appropriate number to provide the greatest breadth and depth of inventory to our clients and stylists and will allow us to service the same number of existing clients with lower inventory levels, this decreased fulfillment system could cause operational constraints or decreased capacity that could significantly affect our client experience or revenue. Additionally, we may experience operational issues as we continue to transition to our new fulfillment center model which could affect our client experience and financial results.
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
We currently source nearly all of the merchandise that we offer from third-party vendors, many of whom use manufacturers in the same geographic region, and as a result we may be subject to price increases or fluctuations, inflationary pressures, tariffs, demand disruptions, increased shipping or freight costs, or shipping delays in connection with our merchandise. Increased shipping or freights costs or shipping and freight delays could be caused or exacerbated by labor disputes, shortages, or strikes, inclement weather, fire, flood, power loss, earthquakes, public health crises such as the COVID-19 pandemic, acts of war or terrorism, and periods of high e-commerce volume. Our operating results are and have been negatively impacted by increases in the cost of our merchandise, and we have no guarantees that costs will not rise further or at increasing rates. In addition, if we expand into new categories and product types, we expect that we may not have strong purchasing power in these new areas, which could lead to higher costs than we have historically seen in our current categories. We may not be able to pass increased costs on to clients, which could adversely affect our operating results.
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
Our past revenue growth and profitability should not be considered indicative of our future performance. Our revenue decreased by 17.5% in the second quarter of fiscal 2024 compared to the second quarter of fiscal 2023, decreased by 21.1% in fiscal 2023 compared to fiscal 2022, and decreased by 2.2% in fiscal 2022 compared to fiscal 2021. Our revenue may continue to decline in future periods due to a number of factors, which may include our inability to attract and retain clients, general economic conditions, including a recession or decreased discretionary consumer spending, decreases in marketing spend, a decreased demand for our merchandise and service, increased competition, decreases in the growth rate of our overall market, or our failure to capitalize on growth opportunities.
We announced a restructuring plan in June 2022, intended to reduce our future fixed and variable operating costs. However, our restructuring plan may not adequately reduce expenses or impact our results as we anticipate. Moreover, our expenses may increase, particularly if we develop and introduce new merchandise offerings, including the planned re-imagination of our client experience, need to hire and retain personnel, or increase investment in our marketing initiatives. We may not always pursue short-term profits but are often focused on long-term growth, which may impact our financial results. If our revenue does not increase to offset increases in our operating expenses, we may not be profitable in future periods.
If we fail to effectively manage our business, our financial condition and operating results could be harmed.
We must continue to implement our operational plans and strategies, and improve and expand our infrastructure of people and technology. Additionally, we expect to continue to introduce new offerings, business strategies and initiatives, and improve on existing offerings. Our operations, vendor base, fulfillment centers, information technology systems, or internal controls and procedures may not be adequate to support our changing operations. Any change or upgrade to our systems to support the increasing complexity of our business involves risk and we may experience problems or delays as we make upgrades or changes to our systems. For example, in the first quarter of fiscal 2022, we experienced technical issues following a systems upgrade to our procure-to-pay processes which affected the transmission, receipt, and reconciliation of purchase orders and payments with many of our apparel and accessory vendors. The roll-out of new offerings and initiatives, including the planned re-imagination of our client experience, require investments of time and resources and may require changes in our website, mobile apps, information technology systems or processes, which involves inherent risk. These initiatives and changes also may not be rolled out as timely or effectively as we expect or may not produce the results we intend. If new offerings and initiatives are delayed, it could affect our inventory levels. If we are unable to manage the growth of our organization effectively, or if growth initiatives are not introduced timely, do not produce the anticipated results, or cause unanticipated issues, our business, financial condition, and operating results may be adversely affected.
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
We do not have long-term employment or non-competition agreements with any of our personnel. We have had senior employees leave Stitch Fix, including most recently the roles of Chief Financial Officer and Chief Technology Officer, and cannot necessarily anticipate when this will happen in the future and whether we will be able to promptly replace such employees. Additionally, in January 2023, the Company and Elizabeth Spaulding, the Company’s then-current Chief Executive Officer, agreed that she would step down from her employment with the Company and the Board of Directors appointed Katrina Lake, the Company’s Founder and Executive Chairperson of the Board of Directors, as interim Chief Executive Officer. Ms. Lake served in that position until Matt Baer joined as Chief Executive Officer of the Company in June 2023. The recent frequent changes in our management team and senior leadership could cause retention and morale concerns among current employees, as well as operational risks. And if Mr. Baer’s succession to Chief Executive Officer is not managed successfully, including his ability to lead a team that can effectively implement the Company’s strategic plans, it could disrupt our business, affect our Company culture, cause retention concerns with respect to our colleagues, and affect our financial condition and operating results. Additionally, the loss of one or more of our key personnel or the inability to promptly identify a suitable successor to a key role could have an adverse effect on our business,
We have experienced increased employee turnover as a result of the general market conditions and a competitive talent market within the U.S., as well as Company-specific factors, such as share price decline, business performance, and leadership changes, and we expect to continue to experience increased employee turnover in the future. We announced a restructuring plan in June 2022 that reduced our workforce by 15% of salaried positions and represents 4% of our roles in total, and announced a further reduction in force on January 5, 2023, affecting 6% of the Company’s then-current employee workforce, including approximately 20% of employees in salaried positions. In June 2023, we announced the closure of two fulfillment centers and our intention to enter a consultation period to explore exiting the market in the U.K. and on August 24, 2023, we ended the consultation period and made the decision to exit our UK business and wind down operations. And in January 2024, we implemented an organization realignment that resulted in the further elimination of styling leadership and corporate positions. These reductions in workforce and change in our operations may cause additional attrition and affect employee morale. Additionally, as we are operating our business with fewer employees, we face additional risk that we might not be able to execute on our strategic plans and product roadmap, which may have an adverse effect on our business, financial condition, and operating results.
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
As of January 27, 2024, approximately 2,248 of our employees were stylists. In January 2024, we moved to a part-time only stylist model, and going forward, all of our stylists will work on a part-time basis and be paid hourly. The stylists track and report the time they spend working for us. These employees are classified as nonexempt under federal and state law. If we fail to effectively manage our stylists, including by ensuring accurate tracking and reporting of their hours worked and proper processing of their hourly wages, then we may face claims alleging violations of wage and hour employment laws, including, without limitation, claims of back wages, unpaid overtime pay, and missed meal and rest periods. Any such employee litigation could be attempted on a class or representative basis. For example, in August 2020, a representative action under California’s Private Attorneys General Act was filed against us alleging various violations of California’s wage and hour laws relating to our current and former non-exempt stylist employees. While we were able to settle this matter, future litigation concerning our styling employees could be expensive and time-consuming regardless of whether the claims against us are valid or whether we are ultimately determined to be liable, and could divert management’s attention from our business. We could also be adversely affected by negative publicity, litigation costs resulting from the defense of these claims, and the diversion of time and resources from our operations.
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
In January 2022, our Board of Directors authorized a share repurchase program to repurchase up to $150.0 million of our outstanding Class A common stock, with no expiration date. During fiscal 2023 and the three and six months ended January 27, 2024, we did not repurchase any shares of our common stock, and we had $120.0 million remaining in share repurchase capacity as of January 27, 2024. Although our Board of Directors has authorized this repurchase program, the program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The actual timing and amount of repurchases remain subject to a variety of factors, including stock price, trading volume, market conditions and other general business considerations. In addition, the terms of our first lien credit agreement with Citibank, N.A., as agent and lender (“the 2023 Credit Facility”), impose limitations on our ability to repurchase shares. The share repurchase program may be modified, suspended, or terminated at any time, and we cannot guarantee that the program will be fully consummated or that it will enhance long-term stockholder value. The program could affect the trading price of our stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our stock. In addition, this program could diminish our cash and cash equivalents and marketable securities.
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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As a result, the holders of our Class B common stock, including certain of our directors, executive officers, and their affiliates, are able to exercise considerable influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stock holdings represent less than 50% of the outstanding shares of our capital stock. As of February 28, 2024, 28,746,387 of our 120,171,547 shares outstanding were held by our directors, executive officers, and their affiliates, and 25,033,910 of such shares held by our directors, executive officers, and their affiliates were shares of Class B common stock. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests. This control may adversely affect the market price of our Class A common stock.

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
(a) None.
(b) None.
(c) During our last fiscal quarter, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of the Company’s securities set forth in the table below:

			Type of Trading Arrangement
Name and Position	Action	Date	Rule 10b5-1	Non-Rule 10b5-1	Total Shares of Class A Common Stock [1]	Total Shares of Class B Common Stock	Expiration Date
Matt Baer, Chief Executive Officer and Director	Adoption	12/18/2023	X		538,536	—	03/10/2025
(1) This 10b5–1 trading arrangement includes 80,206 shares subject to restricted stock units previously granted to Matthew Baer that may vest and be released to Mr. Baer on or before March 10, 2025 upon the satisfaction of the applicable service-based vesting conditions. The actual number of shares that will be released to Mr. Baer pursuant to the restricted stock units and sold under the Rule 10b5-1 trading arrangement will be net of the number of shares withheld by the Company to satisfy tax withholding obligations arising from the vesting of such shares and is not yet determinable.

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

Stitch Fix, Inc.
Date:	March 5, 2024	By:	/s/ David Aufderhaar
David Aufderhaar
Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Sarah Barkema
Sarah Barkema
Chief Accounting Officer
(Principal Accounting Officer)