Form 10-Q
period 2024-04-27
Stitch Fix, Inc.
filed 2024-06-05
CIK 1576942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 27, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 29, 2024, the number of outstanding shares of the registrant’s Class A common stock, par value $0.00002 per share, was 99,485,668, and the number of outstanding shares of the registrant’s Class B common stock, par value $0.00002 per share, was 22,855,042.

STITCH FIX, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Stitch Fix, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	April 27, 2024	July 29, 2023
Assets
Current assets:
Cash and cash equivalents	$196,507	$239,437
Short-term investments	47,998	18,161
Inventory, net	114,467	130,548
Prepaid expenses and other current assets	25,446	27,692
Current assets, discontinued operations	864	9,623
Total current assets	385,282	425,461
Property and equipment, net	57,636	79,757
Operating lease right-of-use assets	89,099	104,533
Other long-term assets	4,653	2,681
Long-term assets, discontinued operations	294	2,046
Total assets	$536,964	$614,478
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$99,242	$96,730
Operating lease liabilities	26,791	28,210
Accrued liabilities	65,009	69,893
Gift card liability	10,013	10,328
Deferred revenue	10,328	11,366
Other current liabilities	8,328	8,802
Current liabilities, discontinued operations	138	12,782
Total current liabilities	219,849	238,111
Operating lease liabilities, net of current portion	105,115	125,418
Other long-term liabilities	3,111	3,639
Total liabilities	328,075	367,168
Commitments and contingencies (Note 6)
Stockholders’ equity:
Class A common stock, $0.00002 par value – 2,000,000,000 shares authorized at April 27, 2024 and July 29, 2023; 101,787,809 and 90,217,226 shares issued at April 27, 2024 and July 29, 2023; and 99,485,668 and 90,217,226 shares outstanding at April 27, 2024, and July 29, 2023, respectively	1	1
Class B common stock, $0.00002 par value – 100,000,000 shares authorized at April 27, 2024, and July 29, 2023; 22,855,042 and 25,405,020 shares issued and outstanding at April 27, 2024, and July 29, 2023, respectively	1	1
Additional paid-in capital	670,182	615,236
Accumulated other comprehensive income (loss)	(498)	527
Accumulated deficit	(430,755)	(338,413)
Treasury stock, at cost – 2,302,141 and 2,302,141 shares as of April 27, 2024, and July 29, 2023, respectively	(30,042)	(30,042)
Total stockholders’ equity	208,889	247,310
Total liabilities and stockholders’ equity	$536,964	$614,478
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stitch Fix, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except share and per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	April 27, 2024	April 29, 2023	April 27, 2024	April 29, 2023
Revenue, net	$322,731	$383,419	$1,017,918	$1,227,782
Cost of goods sold	175,753	219,744	568,357	713,041
Gross profit	146,978	163,675	449,561	514,741
Selling, general, and administrative expenses	171,818	184,195	541,100	647,079
Operating loss	(24,840)	(20,520)	(91,539)	(132,338)
Interest income	3,002	2,434	7,923	3,814
Other income (expense), net	(9)	(203)	980	(1,043)
Loss before income taxes	(21,847)	(18,289)	(82,636)	(129,567)
Provision for income taxes	170	132	508	450
Net loss from continuing operations	(22,017)	(18,421)	(83,144)	(130,017)
Net income (loss) from discontinued operations, net of income taxes	689	(3,404)	(9,198)	(13,297)
Net loss	$(21,328)	$(21,825)	$(92,342)	$(143,314)
Other comprehensive income (loss):
Change in unrealized loss on available-for-sale securities, net of tax	(66)	732	104	1,487
Foreign currency translation	—	519	(1,129)	1,408
Total other comprehensive income (loss), net of tax	(66)	1,251	(1,025)	2,895
Comprehensive loss	$(21,394)	$(20,574)	$(93,367)	$(140,419)
Loss per share from continuing operations, attributable to common stockholders:
Basic	$(0.18)	$(0.16)	$(0.70)	$(1.14)
Diluted	$(0.18)	$(0.16)	$(0.70)	$(1.14)
Income (loss) per share from discontinued operations, attributable to common stockholders:
Basic	$0.01	$(0.03)	$(0.08)	$(0.12)
Diluted	$0.01	$(0.03)	$(0.08)	$(0.12)
Loss per share attributable to common stockholders:
Basic	$(0.18)	$(0.19)	$(0.78)	$(1.26)
Diluted	$(0.18)	$(0.19)	$(0.78)	$(1.26)
Weighted-average shares used to compute loss per share attributable to common stockholders:
Basic	121,268,047	115,445,285	118,986,077	113,911,089
Diluted	121,268,047	115,445,285	118,986,077	113,911,089

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stitch Fix, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	For the Three Months Ended April 27, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance as of January 27, 2024	122,473,688	$2	$653,170	$(432)	$(409,427)	(2,302,141)	$(30,042)	$213,271
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	2,169,163	—	(3,050)	—	—	—	—	(3,050)
Stock-based compensation	—	—	20,062	—	—	—	—	20,062
Net loss	—	—	—	—	(21,328)	—	—	(21,328)
Other comprehensive loss, net of tax	—	—	—	(66)	—	—	—	(66)
Balance as of April 27, 2024	124,642,851	$2	$670,182	$(498)	$(430,755)	(2,302,141)	$(30,042)	$208,889

	For the Three Months Ended April 29, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance as of January 28, 2023	114,809,576	$2	$575,129	$(1,883)	$(287,929)	(2,302,141)	$(30,042)	$255,277
Issuance of common stock upon exercise of stock options	1,563		1	—	—	—	—	1
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	1,255,763	—	(3,748)	—	—	—	—	(3,748)
Stock-based compensation	—	—	22,825	—	—	—	—	22,825
Net loss	—	—	—	—	(21,825)	—	—	(21,825)
Other comprehensive income, net of tax	—	—	—	1,251	—	—	—	1,251
Balance as of April 29, 2023	116,066,902	$2	$594,207	$(632)	$(309,754)	(2,302,141)	$(30,042)	$253,781

	For the Nine Months Ended April 27, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance as of July 29, 2023	117,924,387	$2	$615,236	$527	$(338,413)	(2,302,141)	$(30,042)	$247,310
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	6,718,464	—	(11,564)	—	—	—	—	(11,564)
Stock-based compensation	—	—	66,510	—	—	—	—	66,510
Net loss	—	—	—	—	(92,342)	—	—	(92,342)
Other comprehensive loss, net of tax	—	—	—	(1,025)	—	—	—	(1,025)
Balance as of April 27, 2024	124,642,851	$2	$670,182	$(498)	$(430,755)	(2,302,141)	$(30,042)	$208,889

	For the Nine Months Ended April 29, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance as of July 30, 2022	111,592,931	$2	$522,658	$(3,527)	$(166,440)	(2,302,141)	$(30,042)	$322,651
Issuance of common stock upon exercise of stock options	119,170		155	—	—	—	—	155
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	4,354,801	—	(10,717)	—	—	—	—	(10,717)
Stock-based compensation	—	—	82,111	—	—	—	—	82,111
Net loss	—	—	—	—	(143,314)	—	—	(143,314)
Other comprehensive income, net of tax	—	—	—	2,895	—	—	—	2,895
Balance as of April 29, 2023	116,066,902	$2	$594,207	$(632)	$(309,754)	(2,302,141)	$(30,042)	$253,781

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stitch Fix, Inc.
Condensed Consolidated Statements of Cash Flow
(Unaudited)
(In thousands)

	For the Nine Months Ended
	April 27, 2024	April 29, 2023
Cash Flows from Operating Activities from Continuing Operations
Net loss from continuing operations	$(83,144)	$(130,017)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities from continuing operations:
Change in inventory reserves	(12,929)	(12,194)
Stock-based compensation expense	59,911	78,423
Depreciation, amortization, and accretion	36,462	31,328
Asset impairment	—	16,874
Other	(675)	1,517
Change in operating assets and liabilities:
Inventory	29,010	58,486
Prepaid expenses and other assets	249	8,163
Income tax receivables	—	26,640
Operating lease right-of-use assets and liabilities	(6,288)	(1,102)
Accounts payable	2,450	(17,053)
Accrued liabilities	(2,684)	(12,640)
Deferred revenue	(1,038)	(848)
Gift card liability	(315)	342
Other liabilities	(1,002)	2,761
Net cash provided by operating activities from continuing operations	20,007	50,680
Cash Flows from Investing Activities from Continuing Operations
Proceeds from sale of property and equipment	308	842
Purchases of property and equipment	(10,259)	(14,864)
Purchases of securities available-for-sale	(47,893)	(258)
Sales of securities available-for-sale	—	6,524
Maturities of securities available-for-sale	18,295	44,056
Net cash provided by (used in) investing activities from continuing operations	(39,549)	36,300
Cash Flows from Financing Activities from Continuing Operations
Proceeds from the exercise of stock options, net	—	155
Payments for tax withholdings related to vesting of restricted stock units	(11,393)	(10,421)
Other	(424)	(117)
Net cash used in financing activities from continuing operations	(11,817)	(10,383)
Net increase (decrease) in cash and cash equivalents from continuing operations	(31,359)	76,597
Cash Flows from Discontinued Operations
Net cash used in operating activities from discontinued operations	(10,453)	(13,938)
Net cash used in investing activities from discontinued operations	—	(760)
Net cash used in financing activities from discontinued operations	(171)	(296)
Net decrease in cash and cash equivalents from discontinued operations	(10,624)	(14,994)
Effect of exchange rate changes on cash and cash equivalents	(947)	1,037
Net increase (decrease) in cash and cash equivalents	(42,930)	62,640
Cash and cash equivalents at beginning of period	239,437	130,935
Cash and cash equivalents at end of period	$196,507	$193,575
Supplemental Disclosure
Cash paid for income taxes	$1,236	$787
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchases of property and equipment included in accounts payable and accrued liabilities	$1,236	$1,577
Capitalized stock-based compensation	$3,687	$4,774

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
Short-Term Investments
Our short-term investments have been classified and accounted for as available-for-sale securities. The allowance for expected credit losses on our available-for-sale debt securities was immaterial at both April 27, 2024 and July 29, 2023.
We have elected to present accrued interest receivable separately from short-term investments in the condensed consolidated balance sheets. Accrued interest receivable, which was immaterial at both April 27, 2024 and July 29, 2023, is recorded in prepaid expenses and other current assets in the condensed consolidated balance sheets. We did not write off any accrued interest receivable during the three and nine months ended April 27, 2024 or April 29, 2023.
Inventory, net
Inventory, net consists of finished goods recorded at the lower of cost or net realizable value using the first-in-first-out (FIFO) method. Gross inventory costs include both merchandise costs and in-bound freight costs.
Inventory, net includes reserves for excess and slow-moving inventory we expect to write off based on historical trends, damaged inventory, and shrinkage. Our total inventory reserves were $25.7 million and $38.7 million as of April 27, 2024 and July 29, 2023, respectively. At both April 27, 2024 and July 29, 2023, we recorded additional specific reserves related to excess and slow-moving seasonal inventory. We have not made any material changes to our assumptions included in the calculations of the lower of cost or net realizable value reserves at April 27, 2024 or July 29, 2023.
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
We have subleased certain portions of our fulfillment centers and corporate offices due to the reduction in square footage needs for our current operations. Sublease income is recorded as a reduction to rent expense, which is reflected in selling, general, and administrative expense in the consolidated statement of operations and comprehensive loss. We may continue to seek sublease arrangements for certain corporate office space and fulfillment centers as needed.
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
In the second quarter of fiscal 2023, we recorded an impairment charge related to a portion of our corporate office space. Refer to “Note 11 - Restructuring” for further details. In the fourth quarter of fiscal 2024, we reviewed our right-of-use lease asset associated with our San Francisco headquarters for impairment. Refer to “Note 13 - Subsequent Events” for further details.
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
The following table summarizes the balances of contractual liabilities included in deferred revenue, gift card liability, and other current liabilities as of the dates indicated:

(in thousands)	April 27, 2024	July 29, 2023
Deferred revenue:
Upfront styling fees	$5,392	$6,075
Style Pass annual fees	3,991	4,521
Freestyle orders	945	770
Total deferred revenue	$10,328	$11,366
Gift card liability	$10,013	$10,328
Other current liabilities:
Referral credits	$494	$362
The following table summarizes revenue recognized during the nine months ended April 27, 2024, that was previously included in deferred revenue, gift card liability, and other current liabilities at July 29, 2023:

(in thousands)	Revenue Recognized From Amounts Previously Included in Deferred Balances at July 29, 2023
Upfront styling fees	$6,054
Style Pass annual fees	3,677
Freestyle orders	554
Gift card liability	1,838
Referral credits	116
Concentration of Credit Risks
We are subject to concentrations of credit risk, principally from cash and cash equivalents and investment securities. The majority of our cash is held by one financial institution within the United States. Our cash balance held by this institution exceeds federally insured limits. The associated risk of concentration for cash is mitigated by banking with credit-worthy institutions. The associated risk of concentration for cash equivalents and investments is mitigated by maintaining a diversified portfolio of highly rated instruments.
No client accounted for greater than 10% of total revenue, net for the three and nine months ended April 27, 2024 or April 29, 2023.
Recently Issued Accounting Pronouncements
In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07). This update is designed to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This standard also enhances interim disclosure requirements and provides new segment disclosure requirements for entities with a single reportable segment. This standard is effective for us beginning in fiscal 2025 for the annual period, and the interim periods thereafter. We are currently evaluating the impact that this standard will have on our consolidated financial statements or related disclosures.
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

3.    Fair Value Measurements
Our financial instruments consist of cash, cash equivalents, investments, accounts payable, and accrued liabilities. At April 27, 2024 and July 29, 2023, the carrying values of cash, accounts receivable, accounts payable, and accrued liabilities approximated fair value due to their short-term nature. We measure our cash equivalents and investments at fair value within Level 1 or Level 2 of the fair value hierarchy because we value these investments using unadjusted, quoted market prices; or alternative pricing sources and models utilizing market observable inputs, respectively.
Our cash equivalents and investments accounted for as available-for-sale securities that were measured at fair value on a recurring basis as of April 27, 2024 and July 29, 2023 were as follows:

	April 27, 2024				July 29, 2023
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$89,471	$—	$—	$89,471	$80,251	$—	$—	$80,251
U.S. Treasury securities	4,389	—	—	4,389	—	—	—	—
Corporate bonds	—	4,559	—	4,559	—	—	—	—
Investments:
U.S. Treasury securities	7,458	—	—	7,458	7,226	—	—	7,226
Corporate bonds	—	40,540	—	40,540	—	10,935	—	10,935
Total	$101,318	$45,099	$—	$146,417	$87,477	$10,935	$—	$98,412
There were no transfers of financial assets or liabilities into or out of Level 1, Level 2, or Level 3 during the three and nine months ended April 27, 2024 or April 29, 2023.
The following table sets forth the amortized cost, gross unrealized losses, and fair values of our investments accounted for as available-for-sale securities as of April 27, 2024 and July 29, 2023:

	April 27, 2024			July 29, 2023
(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Losses	Fair Value
Investments:
U.S. Treasury securities	$7,463	$(5)	$7,458	$7,266	$(40)	$7,226
Corporate bonds	40,603	(63)	40,540	11,069	(134)	10,935
Total	$48,066	$(68)	$47,998	$18,335	$(174)	$18,161
No significant available-for-sale securities held as of the periods presented have been in a continuous unrealized loss position for more than 12 months as of April 27, 2024.

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
The total fair value of investments in a continuous unrealized loss and the related gross unrealized losses have both decreased since July 29, 2023, due to maturities and approaching maturities of our investments during the nine months ended April 27, 2024. We evaluate securities for expected credit losses on a quarterly basis with consideration given to the financial condition and near-term prospects of the issuer, whether we intend to sell the securities, and whether it is more likely than not that we will be required to sell the securities before recovery of their amortized cost basis. As of April 27, 2024, the losses on our available-for-sale securities were immaterial. We have the current intent and ability to retain these securities until maturity or recovery of the amortized cost basis. Therefore, expected credit losses as of April 27, 2024 were immaterial.
The fair values of available-for-sale securities by contractual maturity as of April 27, 2024 were as follows:

	April 27, 2024
(in thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Investments:
U.S. Treasury securities	$7,458	$—	$—	$7,458
Corporate bonds	40,540	—	—	40,540
Total	$47,998	$—	$—	$47,998
4.    Accrued Liabilities
Accrued liabilities consisted of the following:

(in thousands)	April 27, 2024	July 29, 2023
Compensation and related benefits	$14,293	$12,836
Advertising	5,391	6,625
Sales taxes	6,454	5,358
Shipping and freight	8,365	8,628
Accrued accounts payable	5,133	4,058
Inventory purchases	14,474	22,684
Sales refund reserve	7,629	6,509
Other	3,270	3,195
Total accrued liabilities	$65,009	$69,893

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

On December 4, 2023, we entered into a first lien credit agreement with Citibank, N.A., as agent and lender, which provides for a $50.0 million revolving credit facility maturing on December 4, 2026 (the “2023 Credit Facility”). Upon entry into the 2023 Credit Facility, the Amended Credit Agreement was terminated. The 2023 Credit Facility includes a sub-facility that provides for the issuance of letters of credit in an amount of up to $30.0 million. Availability of the 2023 Credit Facility will be based upon a borrowing base formula and periodic borrowing base certifications valuing certain of our accounts receivable, credit card receivables, and inventory as reduced by certain reserves, if any. Our borrowing availability as of April 27, 2024 was $50.0 million, and our borrowing capacity was $29.4 million as a result of outstanding letters of credit, and no outstanding borrowing.
The 2023 Credit Facility is subject to customary fees for loan facilities of this type, including a commitment fee equal to 0.30% based on the average daily undrawn portion of the 2023 Credit Facility, payable quarterly.
The interest rate applicable to the 2023 Credit Facility will be, at our option, either (a) the Adjusted Term SOFR rate for the applicable interest period (subject to a 0.00% floor), plus a margin of 2.00% or (b) the Base Rate plus a margin of 2.00%. The Base Rate is the highest of (a) the federal funds rate plus 0.50%, (b) the Wall Street Journal prime rate and (c) the Adjusted Term SOFR rate for a one-month interest period plus 1.00%.
Debt under the 2023 Credit Facility is guaranteed by substantially all of our material domestic subsidiaries and is secured by substantially all of our and such subsidiaries’ assets. The 2023 Credit Facility contains affirmative and negative covenants, indemnification provisions, and events of default. The 2023 Credit Facility also contains financial covenants that require us to maintain a minimum liquidity level and, if applicable, a minimum total consolidated fixed charge coverage ratio during the periods set forth in the 2023 Credit Facility. As of April 27, 2024, we were in compliance with all financial covenants.

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
On August 26, 2022, a class action lawsuit alleging violations of federal securities laws was filed by certain of our stockholders in the U.S. District Court for the Northern District of California, naming as defendants us and certain of our officers and directors. An amended complaint was filed on August 15, 2023. The lawsuit alleges violations of the Securities Exchange Act of 1934, as amended, by us and our officers for allegedly making materially false and misleading statements regarding our Freestyle offering between December 2020 and June 2022. The plaintiffs seek unspecified monetary damages and other relief. The Company filed a motion to dismiss on November 1, 2023. The plaintiffs filed an Opposition to Motion to Dismiss on December 22, 2023, and the Company filed a Reply in Support of Motion to Dismiss on February 6, 2024. A hearing on the Motion to Dismiss was held on April 18, 2024 and the Company is awaiting a decision. .On March 17, 2023, a derivative action was filed against certain former directors in the Court of Chancery for the State of Delaware, based on the same factual allegations underlying the securities class action. It seeks damages and restitution to be paid to the Company by the individual defendants, governance changes, and attorney’s fees and costs. The case is stayed pending resolution of the motion to dismiss in the securities class action. On May 24, 2024 another derivative action was filed, also in the Court of Chancery for the State of Delaware. It alleges claims based on the same allegations underlying the securities class action and seeks the disgorgement and redistribution of alleged insider trading profits by the insider trading defendants to stockholders, damages and restitution to be paid to the Company by the individual defendants, governance changes, and attorney’s fees and costs.
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

7.    Accumulated Other Comprehensive Income (Loss)
The tables below present the changes in AOCI by component and, if applicable, the reclassifications out of AOCI for the periods presented:

	For the Three Months Ended
	April 27, 2024			April 29, 2023
(in thousands)	Available-for-sale Securities	Foreign Currency Translation	Total	Available-for-sale Securities	Foreign Currency Translation	Total
Beginning balance	$(432)	$—	$(432)	$(1,585)	$(298)	$(1,883)
Other comprehensive income (loss) before reclassifications (1)	(66)	—	(66)	605	519	1,124
Amounts reclassified from AOCI	—	—	—	127	—	127
Net change in AOCI	(66)	—	(66)	732	519	1,251
Ending balance	$(498)	$—	$(498)	$(853)	$221	$(632)

	For the Nine Months Ended
	April 27, 2024			April 29, 2023
(in thousands)	Available-for-sale Securities	Foreign Currency Translation	Total	Available-for-sale Securities	Foreign Currency Translation	Total
Beginning balance	$(602)	$1,129	$527	$(2,340)	$(1,187)	$(3,527)
Other comprehensive income (loss) before reclassifications (1)	104	(2,274)	(2,170)	1,342	1,408	2,750
Amounts reclassified from AOCI	—	—	—	145	—	145
Release of cumulative foreign currency translation adjustments associated with discontinued operations (2)	—	1,145	1,145	—	—	—
Net change in AOCI	104	(1,129)	(1,025)	1,487	1,408	2,895
Ending balance	$(498)	$—	$(498)	$(853)	$221	$(632)
(1) There was no associated income tax effect for losses on available-for-sale securities for the three and nine months ended April 27, 2024 or April 29, 2023, as we have recorded a valuation allowance against these deferred tax balances.
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

2017 Incentive Plan
In November 2017, our Board of Directors and stockholders adopted our 2017 Incentive Plan (the “2017 Plan”). The remaining shares available for issuance under our 2011 Plan became reserved for issuance under the 2017 Plan. Our 2017 Plan provides for the grant of Class A incentive stock options to employees, including employees of our subsidiary, and for the grant of nonqualified stock options, stock appreciation rights, RSAs, RSU awards, performance stock awards, performance cash awards, and other forms of stock awards to employees, directors, and consultants, including employees and consultants of our subsidiaries. Employee stock option awards generally begin to vest six months after the grant date with the remaining shares subject to the option vesting ratably over the next thirty months. Options generally expire after 10 years. RSU awards made to employees generally vest ratably on a quarterly basis subject to the employee’s continued service with the Company. As of April 27, 2024, the number of shares authorized for issuance under the 2017 Plan was 44,038,883 shares of Class A common stock, and the number of shares available for grant was 3,167,209.
2019 Inducement Plan
In October 2019, our Board of Directors adopted our 2019 Inducement Plan (the “2019 Plan”). Our 2019 Plan provides for the grant of Class A nonqualified stock options and RSU awards to individuals who satisfy the standards for inducement grants under the relevant Nasdaq Stock Market rules. As of April 27, 2024, the number of shares authorized for issuance under the 2019 Plan was 10,750,000 shares of Class A common stock and the number of shares available for grant was 630,725.
Stock Options
Stock option activity under the 2011 Plan, 2017 Plan, and 2019 Plan was as follows:

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance at July 29, 2023	8,106,110	$7.06	8.78	$4,770
Granted	4,191,676	3.37
Exercised	—	—
Cancelled	(1,275,986)	7.97
Balance at April 27, 2024	11,021,800	$5.55	1.74	$2
Restricted Stock Units
RSU award activity under the 2017 Plan and 2019 Plan was as follows:

	Unvested RSUs
	Class A Common Stock	Weighted- Average Grant Date Fair Value
Unvested at July 29, 2023	11,455,577	$10.47
Granted	13,526,752	3.21
Vested	(6,718,464)	6.73
Forfeited	(6,045,683)	7.43
Unvested at April 27, 2024	12,218,182	$6.00
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

Stock-Based Compensation Expense
Stock-based compensation expense for options and RSUs granted to employees was $18.9 million and $59.9 million for the three and nine months ended April 27, 2024, and $22.0 million and $78.4 million for the three and nine months ended April 29, 2023. Stock-based compensation expense is included in selling, general, and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.
As of April 27, 2024, the total unrecognized compensation expense related to unvested options and RSUs, net of estimated forfeitures, was $76.4 million, which we expect to recognize over an estimated weighted average period of 1.8 years. The weighted-average grant date fair value of options granted during the nine months ended April 27, 2024, was $2.09 per share. The weighted-average grant date fair value of options granted during the nine months ended April 29, 2023, was $2.93 per share.
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

	For the Three Months Ended		For the Nine Months Ended
	April 27, 2024	April 29, 2023	April 27, 2024	April 29, 2023
Expected term (in years)	3.7 - 4.0	3.8 - 5.3	3.7 - 5.5	3.2 - 5.5
Volatility	79.9%	83.2%	77.3% - 79.9%	83.2% - 87.3%
Risk free interest rate	4.1%	3.6% - 3.8%	4.1% - 4.8%	3.6% - 4.4%
Dividend yield	—%	—%	—%	—%

9.    Income Taxes
The following table summarizes our effective tax rate from loss from continuing operations for the periods presented:

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	April 27, 2024	April 29, 2023	April 27, 2024	April 29, 2023
Loss from continuing operations before income taxes	$(21,847)	$(18,289)	$(82,636)	$(129,567)
Provision for income taxes	170	132	508	450
Effective tax rate	(0.8)%	(0.7)%	(0.6)%	(0.4)%
Our continuing operations are subject to income taxes in the United States. Our effective tax rate for the three and nine months ended April 27, 2024 differs from the federal statutory income tax rate primarily due to the full valuation allowance recorded on our net federal and state deferred tax assets. The tax provision for the three and nine months ended April 27, 2024 is primarily comprised of state taxes.
Our effective tax rate for the three and nine months ended April 29, 2023 differed from the federal statutory income tax rate primarily due to the full valuation allowance recorded on our net federal and state deferred tax assets. The tax provision for the three and nine months ended April 29, 2023 is primarily comprised of state taxes.

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
The table below presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted loss per share from continuing operations attributable to Class A and Class B common stockholders:

	For the Three Months Ended		For the Nine Months Ended
(in thousands, except share and per share amounts)	April 27, 2024	April 29, 2023	April 27, 2024	April 29, 2023
Numerator:
Net loss from continuing operations attributable to Class A and Class B common stockholders	$(22,017)	$(18,421)	$(83,144)	$(130,017)
Denominator:
Weighted-average shares of common stock - basic	121,268,047	115,445,285	118,986,077	113,911,089
Weighted-average shares of common stock - diluted	121,268,047	115,445,285	118,986,077	113,911,089
Loss per share from continuing operations attributable to Class A and Class B common stockholders:
Basic	$(0.18)	$(0.16)	$(0.70)	$(1.14)
Diluted	$(0.18)	$(0.16)	$(0.70)	$(1.14)

As the Company has reported net loss from continuing operations for each of the periods presented, all potentially dilutive securities were considered antidilutive. The following common stock equivalents were excluded from the computation of diluted loss per share from continuing operations because their effect would have been antidilutive for the periods presented:

	For the Three Months Ended		For the Nine Months Ended
	April 27, 2024	April 29, 2023	April 27, 2024	April 29, 2023
Restricted stock units that settle into Class A common stock	12,218,182	13,455,495	12,218,182	13,455,495
Stock options to purchase Class A common stock	10,285,653	5,635,847	10,285,653	5,635,847
Stock options to purchase Class B common stock	736,147	833,677	736,147	833,677
Total	23,239,982	19,925,019	23,239,982	19,925,019
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
We did not repurchase any shares during the nine months ended April 27, 2024 or April 29, 2023. As of April 27, 2024, $120.0 million remained available under the 2022 Repurchase Program authorization. Repurchases under the 2022 Repurchase Program during any given fiscal period will reduce the number of weighted-average common shares outstanding for the respective period.

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
In furtherance of and as an expansion of the 2022 Restructuring Plan, in June 2023, we announced the intended closures of our fulfillment centers in Bethlehem, Pennsylvania and Dallas, Texas (the “Bethlehem and Dallas Closures”). The Bethlehem, Pennsylvania location ceased operations during the three months ended October 28, 2023, and the Dallas, Texas location ceased operations in the three months ending April 27, 2024. During fiscal 2023, we recorded an aggregate $2.6 million related to this action, primarily consisting of severance and employee-related benefits, and accelerated depreciation expense and other restructuring costs. During the three and nine months ended April 27, 2024, we recorded $2.5 million and $16.5 million, respectively, of restructuring charges related to the Bethlehem and Dallas closures, primarily consisting of severance and employee-related benefits, and accelerated depreciation expense and other restructuring costs.
In furtherance of and as an expansion of the 2022 Restructuring Plan, in January 2024, we implemented an organization realignment that resulted in the further elimination of styling leadership and corporate positions. During the three and nine months ended April 27, 2024, we recorded $0.7 million and $2.9 million, respectively, related to this action, primarily consisting of severance and employee-related benefits.
In January 2024, we revised our compensation model for full-time stylists to move to a part-time only model, whereby stylists who will opt to continue with the Company will be paid one-time restructuring bonuses over the next three quarters to continue to serve the Company. During the three and nine months ended April 27, 2024, we recorded $1.7 million, respectively, related to this action, primarily consisting of severance and employee-related benefits.
The components of total restructuring charges were as follows:

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	April 27, 2024	April 29, 2023	April 27, 2024	April 29, 2023
Cash restructuring charges:
Severance and employee-related benefits	$2,834	$224	$9,123	$16,722
Other	499	510	2,304	645
Non-cash restructuring charges:
Asset impairments (2)	—	—	—	16,874
Accelerated depreciation	1,493	—	8,830	1,755
Other	—	925	913	1,157
Total restructuring (1)	$4,826	$1,659	$21,170	$37,153
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

The following table provides the changes in the Company’s restructuring related liabilities, which are included within accounts payable and accrued liabilities on the condensed consolidated balance sheets:

(in thousands)	Severance and Employee Related Benefits and Other
Balance at July 29, 2023	$1,923
Charges incurred	11,427
Cash payments	(11,403)
Balance at April 27, 2024	$1,947
Related to the 2022 Restructuring Plan and stylist compensation restructuring, we estimate we will incur between $1.0 million and $1.5 million of additional cash restructuring charges over the next two fiscal quarters, with substantially all of the cash payments to be completed by the end of the first quarter of fiscal 2025.
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
The following table summarizes the major classes of assets and liabilities of discontinued operations, which are summarized separately in the condensed consolidated balance sheets:

(in thousands)	April 27, 2024	July 29, 2023
Inventory, net	$—	$6,628
Prepaid expenses and other current assets	864	2,995
Current assets, discontinued operations	864	9,623
Operating lease right-of-use assets	—	1,565
Other long-term assets	294	481
Long-term assets, discontinued operations	294	2,046
Total assets, discontinued operations	$1,158	$11,669

Accounts payable	$—	$2,586
Operating lease liabilities	—	1,132
Accrued liabilities	138	8,903
Other current liabilities	—	161
Current liabilities, discontinued operations	138	12,782
Total liabilities, discontinued operations	$138	$12,782

The key components of loss from discontinued operations were as follows:

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	April 27, 2024	April 29, 2023	April 27, 2024	April 29, 2023
Revenue, net	$—	$11,495	$9,382	$34,843
Cost of goods sold	(482)	7,268	6,792	20,803
Gross profit	482	4,227	2,590	14,040
Selling, general, and administrative expenses	(110)	8,456	11,525	28,290
Operating income (loss)	592	(4,229)	(8,935)	(14,250)
Interest income	—	176	187	274
Other income (expense), net (1)	299	891	(284)	1,098
Income (loss) before income taxes	891	(3,162)	(9,032)	(12,878)
Provision (benefit) for income taxes	202	242	166	419
Income (loss) from discontinued operations, net of income taxes	$689	$(3,404)	$(9,198)	$(13,297)
(1) For the nine months ended April 27, 2024, Other income (expense), net includes the loss from the release of historical foreign currency translation adjustments related to the exit of the UK business in the first quarter of fiscal 2024, Refer to Note 2, “Summary of Significant Accounting Policies” for further details.
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
During the three and nine months ended April 27, 2024, we recorded an immaterial amount and $5.2 million of expense associated with the exit of the UK business, which consisted primarily of severance and employee-related benefits, and early contract termination charges. These charges were recorded in selling, general, and administrative expenses from discontinued operations. We expect future expenses associated with the exit of the UK business to be immaterial.
13.    Subsequent Event
In the fourth quarter of fiscal 2024, we reviewed our right-of-use lease asset associated with our San Francisco headquarters for impairment due to our intended change in use of the space. Based on the preliminary analysis completed to date, we expect to record a non-cash impairment charge in the range of $15 million to $20 million during the three months ending August 3, 2024 to reduce the carrying value of the operating lease right-of-use asset to its estimated fair market value.

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
Financial Overview
For the three and nine months ended April 27, 2024, we reported $322.7 million and $1,017.9 million in net revenue, representing a year-over-year decline of 15.8% and 17.1%, respectively, compared to the three and nine months ended April 29, 2023. As of April 27, 2024 and April 29, 2023, we had 2,633,000 and 3,288,000 active clients, respectively, representing a year-over-year decline of 19.9%.
During the three and nine months ended April 27, 2024, we experienced a decline in net revenue year-over-year primarily due to our challenges in acquiring and retaining clients. We expect these challenges in acquiring and retaining active clients to continue having a negative compounding effect on net revenue throughout the remainder of fiscal 2024 and into fiscal 2025.

We remain focused on retaining current clients, improving the conversion of new clients, and enhancing our overall client experience for new and existing clients.
Net loss from continuing operations for the three and nine months ended April 27, 2024 was $22.0 million and $83.1 million, compared to a net loss from continuing operations of $18.4 million and $130.0 million for the three and nine months ended April 29, 2023.
For more information on the components of net loss from continuing operations for the three and nine months ended April 27, 2024, refer to the section titled “Results of Operations” below.
Restructuring
During the three and nine months ended April 27, 2024, in furtherance of and as an expansion of the restructuring plan announced in June 2022 (the “2022 Restructuring Plan”), we recorded $4.8 million and $21.2 million of additional restructuring charges. Related to the 2022 Restructuring Plan and stylist compensation restructuring, we estimate we will incur between $1.0 million and $1.5 million of additional cash restructuring charges in the next two fiscal quarters, with substantially all of the cash payments to be completed by the end of the first quarter of fiscal 2025.
Refer to Note 11, “Restructuring” within the Notes to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report for further details of restructuring actions taken.
Additionally, in the fourth quarter of fiscal 2024, we reviewed our right-of-use lease asset associated with our San Francisco headquarters for impairment due to our intended change in use of the space. Based on the preliminary analysis completed to date, we expect to record a non-cash impairment charge in the range of $15 million to $20 million during the three months ending August 3, 2024 to reduce the carrying value of the operating lease right-of-use asset to its estimated fair market value.
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

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	April 27, 2024	April 29, 2023	April 27, 2024	April 29, 2023
Net loss from continuing operations	$(22,017)	$(18,421)	$(83,144)	$(130,017)
Add (deduct):
Interest income	(3,002)	(2,434)	(7,923)	(3,814)
Other (income) expense, net	9	203	(980)	1,043
Provision for income taxes	170	132	508	450
Depreciation and amortization (1)	8,443	9,654	27,283	28,742
Stock-based compensation expense	18,944	22,032	59,911	78,423
Restructuring and other one-time costs (2)	4,134	2,080	24,103	42,977
Adjusted EBITDA	$6,681	$13,246	$19,758	$17,804
(1) For the three and nine months ended April 27, 2024, depreciation and amortization excluded $1.6 million and $9.2 million reflected in “Restructuring and other one-time costs.” For the nine months ended April 29, 2023, depreciation and amortization excluded $1.8 million reflected in “Restructuring and other one-time costs.”
(2) Restructuring and other one-time costs include restructuring charges as described in Note 11, “Restructuring” in the Notes to the Condensed Consolidated Financial Statements in Item 1, as well as one-time professional service fees and retention bonuses for continuing employees.
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

	For the Nine Months Ended
(in thousands)	April 27, 2024	April 29, 2023
Free Cash Flow reconciliation:
Net cash provided by operating activities from continuing operations	$20,007	$50,680
Deduct:
Purchases of property and equipment from continuing operations	(10,259)	(14,864)
Free Cash Flow	$9,748	$35,816
Net cash provided by (used in) investing activities from continuing operations	$(39,549)	$36,300
Net cash used in financing activities from continuing operations	$(11,817)	$(10,383)
Operating Metrics

(in thousands)	April 27, 2024	January 27, 2024	October 28, 2023	July 29, 2023	April 29, 2023
Active clients	2,633	2,805	2,989	3,121	3,288
Active Clients
We believe that the number of active clients is a key indicator of our growth and the overall health of our business. We define an active client as a client who checked out a Fix or was shipped an item via Freestyle in the preceding 52 weeks, measured as of the last day of that period. A client checks out a Fix when she indicates what items she is keeping through our mobile application or on our website. We consider each Women’s, Men’s, or Kids account as a client, even if they share the same household. We had 2,633,000 and 3,288,000 active clients as of April 27, 2024 and April 29, 2023, respectively, representing a year-over-year decline of 19.9%. The decline in active clients is due to dormant clients outpacing new client additions during the quarter, which we largely attribute to client conversion and retention challenges.

Net Revenue per Active Client
We believe that net revenue per active client is an indicator of client engagement and satisfaction. We calculate net revenue per active client based on net revenue over the preceding four fiscal quarters divided by the number of active clients, measured as of the last day of the period. Net revenue per active client was $525 and $516 as of April 27, 2024, and April 29, 2023, respectively, or an increase of 1.7% year over year.
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
Marketing expense is recorded in selling, general, and administrative expenses in the condensed consolidated statements of operations and comprehensive loss. The largest component of our marketing expense is advertising, which was $28.6 million and $82.5 million for the three and nine months ended April 27, 2024, and $26.8 million and $86.6 million for the three and nine months ended and April 29, 2023, respectively. We expect advertising expense to approximate 9% to 10% of revenue in the fourth quarter ended August 3, 2024, respectively; however, we will continue to be methodical about our approach when we are making advertising decisions, and may adjust our spending up or down based on performance.
Operations and Infrastructure
We intend to leverage our data science and deep understanding of our clients’ needs to make targeted investments in technology and product, and we plan to prioritize investments with near-term positive returns. In the second quarter of fiscal 2023, we decided to close our Salt Lake City fulfillment center in order to optimize network capacity. In June 2023, we announced the intended closures of our fulfillment centers in Bethlehem, Pennsylvania and Dallas, Texas. The Bethlehem, Pennsylvania location ceased operations during the three months ended October 28, 2023 and the Dallas, Texas location ceased operations in the three months ended April 27, 2024. Refer to Note 11, “Restructuring” within the Notes to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report for further details.
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

Results of Operations
The following table summarizes our financial results from continuing operations:

	For the Three Months Ended		%	For the Nine Months Ended		%
(in thousands)	April 27, 2024	April 29, 2023	Change	April 27, 2024	April 29, 2023	Change
Revenue, net	$322,731	$383,419	(15.8)%	$1,017,918	$1,227,782	(17.1)%
Cost of goods sold	175,753	219,744	(20.0)%	568,357	713,041	(20.3)%
Gross profit	146,978	163,675	(10.2)%	449,561	514,741	(12.7)%
Selling, general, and administrative expenses	171,818	184,195	(6.7)%	541,100	647,079	(16.4)%
Operating loss	(24,840)	(20,520)	21.1%	(91,539)	(132,338)	(30.8)%
Interest income	3,002	2,434	23.3%	7,923	3,814	107.7%
Other income (expense), net	(9)	(203)	(95.6)%	980	(1,043)	(194.0)%
Loss before income taxes	(21,847)	(18,289)	19.5%	(82,636)	(129,567)	(36.2)%
Provision for income taxes	170	132	28.8%	508	450	12.9%
Net loss from continuing operations	$(22,017)	$(18,421)	19.5%	$(83,144)	$(130,017)	(36.1)%
 The components of our results from continuing operations as a percentage of revenue were as follows:

	For the Three Months Ended		For the Nine Months Ended
	April 27, 2024	April 29, 2023	April 27, 2024	April 29, 2023
Revenue, net	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	54.5%	57.3%	55.8%	58.1%
Gross margin	45.5%	42.7%	44.2%	41.9%
Selling, general, and administrative expenses	53.2%	48.0%	53.2%	52.7%
Operating loss	(7.7)%	(5.4)%	(9.0)%	(10.8)%
Interest income	0.9%	0.6%	0.8%	0.3%
Other income (expense), net	—%	(0.1)%	0.1%	(0.1)%
Loss before income taxes	(6.8)%	(4.8)%	(8.1)%	(10.6)%
Provision for income taxes	0.1%	—%	—%	—%
Net loss from continuing operations	(6.8)%	(4.8)%	(8.2)%	(10.6)%
Note: Due to rounding, percentages in this table may not sum to totals.
Revenue and Gross Margin
Revenue decreased by $60.7 million and $209.9 million, or 15.8% and 17.1% during the three and nine months ended April 27, 2024, respectively, compared to the three and nine months ended April 29, 2023. The decrease for both periods was primarily due to a 19.9% decline in active clients from April 29, 2023 to April 27, 2024, which led to a decrease in sales of merchandise. Partially offsetting the revenue decline during the three months ended April 27, 2024, was an improvement in net revenue per active client, which was driven by an increase in the average order value with both average unit retail price and number of items kept by our clients per Fix increasing.
Gross margin for the three and nine months ended April 27, 2024, increased by 280 and 230 basis points, respectively, compared to the same period last year. For both respective periods, the increase in gross margin was primarily driven by improved product margins and transportation leverage as our carrier mix yielded more favorable rates year over year. For the three months ended April 27, 2024, the increase in gross margin was partially offset by additional inventory reserves.
Selling, General, and Administrative Expenses
SG&A decreased by $12.4 million and $106.0 million for the three and nine months ended April 27, 2024, compared to the three and nine months ended April 29, 2023. The year-over-year decrease was primarily driven by our restructuring actions, as we realized lower year-over-year compensation and benefits expense including lower stock-based compensation expense, and lower facilities costs due to the $16.9 million non-cash impairment charge recorded in the three and nine months ended April 29, 2023. For the three months ended April 27, 2024, the decrease in SG&A was partially offset by an increase in advertising spend. For the nine months ended April 27, 2024, the decrease in SG&A was partially offset by one-time professional service fees.

SG&A as a percentage of revenue increased to 53.2% for both the three and nine months ended April 27, 2024, compared with 48.0% and 52.7% for the three and nine months ended April 29, 2023, respectively. The increase in SG&A as a percentage of revenue for the three and nine months ended April 27, 2024, compared with the same period last year, was primarily driven by revenue declining at a faster rate than SG&A.
Provision for Income Taxes
The following table summarizes our effective tax rate from loss from continuing operations for the periods presented:

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	April 27, 2024	April 29, 2023	April 27, 2024	April 29, 2023
Loss from continuing operations before income taxes	$(21,847)	$(18,289)	$(82,636)	$(129,567)
Provision for income taxes	170	132	508	450
Effective tax rate	(0.8)%	(0.7)%	(0.6)%	(0.4)%
Our continuing operations are subject to income taxes in the United States. Our effective tax rate for the three and nine months ended April 27, 2024 differs from the federal statutory income tax rate primarily due to the full valuation allowance recorded on our net federal and state deferred tax assets. The tax provision for the three and nine months ended April 27, 2024 is primarily comprised of state income taxes.
Our effective tax rate for the three and nine months ended April 29, 2023 differed from the federal statutory income tax rate primarily due to the full valuation allowance recorded on our net federal and state deferred tax assets. The tax provision for the three and nine months ended April 29, 2023 is primarily comprised of state income taxes.
Liquidity and Capital Resources
Sources of Liquidity
Our principal sources of liquidity are our cash, cash equivalents, investments, cash flows from continuing operations, and borrowing capacity under our credit facility. As of April 27, 2024, we had $196.5 million of cash and cash equivalents attributable to continuing operations, which included $24.7 million held outside the U.S. in the UK, and $48.0 million of short-term investments with contractual maturities of 12 months or less. We will use our cash balances in the UK to settle the remaining liabilities attributable to our discontinued operations, and we plan to repatriate the remaining UK cash into the U.S. within 12 months of liquidating of the UK entity. This cash repatriation may be subject to taxes and other local statutory restrictions.
Credit Facility
On December 4, 2023, we entered into a first lien credit agreement with Citibank, N.A., as agent and lender, which provides for a $50.0 million revolving credit facility maturing on December 4, 2026 (the “2023 Credit Facility”). The 2023 Credit Facility includes a sub-facility that provides for the issuance of letters of credit in an amount of up to $30.0 million. Availability of the 2023 Credit Facility will be based upon a borrowing base formula and periodic borrowing base certifications valuing certain of our accounts receivable, credit card receivables, and inventory as reduced by certain reserves, if any. Our borrowing availability as of April 27, 2024 was $50.0 million, and our borrowing capacity was $29.4 million as a result of outstanding letters of credit, and no outstanding borrowing.
For information on the terms of the 2023 Credit Facility, refer to Note 5, “Credit Facility” within the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report.
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
Share Repurchases
In January 2022, our Board of Directors authorized a share repurchase program to repurchase up to $150.0 million of our outstanding Class A common stock, with no expiration date (the “2022 Repurchase Program”). We may repurchase shares from time to time through open market repurchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. The actual timing, number and value of shares repurchased in the future will be determined by the Company in its discretion and will depend on a number of factors, including price, trading volume, market conditions, and other general business conditions. Repurchases will be funded from the Company’s existing cash and cash equivalents or future cash flow. The repurchase program may be modified, suspended, or terminated at any time. During the three and nine months ended April 27, 2024 and April 29, 2023, the Company made no repurchases of Class A common stock. As of April 27, 2024, the Company had repurchased an aggregate 2,302,141 shares of Class A common stock for $30.0 million, and $120.0 million remained available under the 2022 Repurchase Program authorization.
Cash Flows
The following table summarizes our cash flows for the periods indicated below:

	For the Nine Months Ended
(in thousands)	April 27, 2024	April 29, 2023
Net cash provided by operating activities from continuing operations	$20,007	$50,680
Net cash provided by (used in) investing activities from continuing operations	(39,549)	36,300
Net cash used in financing activities from continuing operations	(11,817)	(10,383)
Net increase (decrease) in cash and cash equivalents from continuing operations	$(31,359)	$76,597
Cash Provided by Operating Activities from Continuing Operations
During the nine months ended April 27, 2024, cash provided by operating activities from continuing operations was $20.0 million, which consisted of a net loss from continuing operations of $83.1 million, adjusted by non-cash charges of $82.8 million and a $20.4 million change in net operating assets and liabilities. The non-cash charges were primarily driven by $59.9 million of stock-based compensation expense and $36.5 million of depreciation, amortization, and accretion, partially offset by $12.9 million of changes in inventory reserves. The change in net operating assets and liabilities was primarily due to a $29.0 million change in gross inventory balances due to a decline in inventory receipts to bring inventory balances in line with current demand.
During the nine months ended April 29, 2023, cash provided by operating activities from continuing operations was $50.7 million, which consisted of a net loss from continuing operations of $130.0 million, adjusted by non-cash charges of $115.9 million and a change of $64.7 million in net operating assets and liabilities. The non-cash charges were primarily driven by $78.4 million of stock-based compensation expense, $31.3 million of depreciation and amortization, and $16.9 million in asset impairment charges. The change in our net operating assets and liabilities was primarily due to a change of $58.5 million in our inventory balance due to a decline in inventory receipts to bring inventory balances in line with current demand and a cash inflow of $26.6 million from income tax refunds, partially offset by a decrease of $29.7 million in accounts payable and accrued liabilities due to timing of payments.
Cash Provided by (Used in) Investing Activities from Continuing Operations
During the nine months ended April 27, 2024, cash used in investing activities from continuing operations was $39.5 million. This was primarily due to the purchase of securities available-for-sale of $47.9 million and the purchases of property and equipment of $10.3 million, partially offset by the maturities of available-for-sale securities of $18.3 million.
During the nine months ended April 29, 2023, cash provided in investing activities from continuing operations was $36.3 million. This was primarily due to sales and maturities of available-for-sale securities of $50.6 million, partially offset by purchases of property and equipment of $14.9 million.
Cash Used in Financing Activities from Continuing Operations
During the nine months ended April 27, 2024, cash used in financing activities from continuing operations was $11.8 million, primarily due to payments for tax withholding related to vesting of restricted stock units.
During the nine months ended April 29, 2023, cash used in financing activities from continuing operations was $10.4 million, primarily due to payments for tax withholding related to vesting of restricted stock units.
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
Changes in Internal Control Over Financial Reporting
There were no changes during the quarter ended April 27, 2024 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We currently receive and distribute merchandise at three fulfillment centers in the United States. Prior to the closures of our Dallas, Texas and Bethlehem, Pennsylvania fulfillment centers, we operated five fulfillment centers in the United States. While we believe three fulfillment centers is the appropriate number to provide the greatest breadth and depth of inventory to our clients and stylists and will allow us to service the same number of existing clients with lower inventory levels, this decreased fulfillment system could cause operational constraints or decreased capacity that could significantly affect our client experience or revenue. Additionally, we may experience operational issues as we continue to transition to our new fulfillment center model which could affect our client experience and financial results.
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
Our past revenue growth and profitability should not be considered indicative of our future performance. Our revenue decreased by 15.8% in the third quarter of fiscal 2024 compared to the third quarter of fiscal 2023, decreased by 21.1% in fiscal 2023 compared to fiscal 2022, and decreased by 2.2% in fiscal 2022 compared to fiscal 2021. Our revenue may continue to decline in future periods due to a number of factors, which may include our inability to attract and retain clients, general economic conditions, including a recession or decreased discretionary consumer spending, decreases in marketing spend, a decreased demand for our merchandise and service, increased competition, decreases in the growth rate of our overall market, or our failure to capitalize on growth opportunities.
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
We do not have long-term employment or non-competition agreements with any of our personnel. We have had senior employees leave Stitch Fix, including most recently the roles of Chief Merchandising Officer and Chief People Officer, and cannot necessarily anticipate when this will happen in the future and whether we will be able to promptly replace such employees. Additionally, in January 2023, the Company and Elizabeth Spaulding, the Company’s then-current Chief Executive Officer, agreed that she would step down from her employment with the Company and the Board of Directors appointed Katrina Lake, the Company’s Founder and Executive Chairperson of the Board of Directors, as interim Chief Executive Officer. Ms. Lake served in that position until Matt Baer joined as Chief Executive Officer of the Company in June 2023. The recent frequent changes in our management team and senior leadership could cause retention and morale concerns among current employees, as well as operational risks. And if Mr. Baer’s succession to Chief Executive Officer is not managed successfully, including his ability to lead a team that can effectively implement the Company’s strategic plans, it could disrupt our business, affect our Company culture, cause retention concerns with respect to our colleagues, and affect our financial condition and operating results. Additionally, the loss of one or more of our key personnel or the inability to promptly identify a suitable successor to a key role could have an adverse effect on our business,
We have experienced increased employee turnover as a result of the general market conditions and a competitive talent market within the U.S., as well as Company-specific factors, such as share price decline, business performance, and leadership changes, and we expect to continue to experience increased employee turnover in the future. We announced a restructuring plan in June 2022 that reduced our workforce by 15% of salaried positions and represents 4% of our roles in total, and announced a further reduction in force on January 5, 2023, affecting 6% of the Company’s then-current employee workforce, including approximately 20% of employees in salaried positions. In June 2023, we announced the closure of two fulfillment centers and our intention to enter a consultation period to explore exiting the market in the U.K. and on August 24, 2023, we ended the consultation period and made the decision to exit our UK business and wind down operations. And in January 2024, we implemented an organization realignment that resulted in the further elimination of styling leadership and corporate positions. These reductions in workforce and change in our operations may cause additional attrition and affect employee morale. Additionally, as we are operating our business with fewer employees, we face additional risk that we might not be able to execute on our strategic plans and product roadmap, which may have an adverse effect on our business, financial condition, and operating results.
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
As of April 27, 2024, approximately 2,020 of our employees were stylists. In January 2024, we moved to a part-time only stylist model, and going forward, all of our stylists will work on a part-time basis and be paid hourly. The stylists track and report the time they spend working for us. These employees are classified as nonexempt under federal and state law. If we fail to effectively manage our stylists, including by ensuring accurate tracking and reporting of their hours worked and proper processing of their hourly wages, then we may face claims alleging violations of wage and hour employment laws, including, without limitation, claims of back wages, unpaid overtime pay, and missed meal and rest periods. Any such employee litigation could be attempted on a class or representative basis. For example, in August 2020, a representative action under California’s Private Attorneys General Act was filed against us alleging various violations of California’s wage and hour laws relating to our current and former non-exempt stylist employees. While we were able to settle this matter, future litigation concerning our styling employees could be expensive and time-consuming regardless of whether the claims against us are valid or whether we are ultimately determined to be liable, and could divert management’s attention from our business. We could also be adversely affected by negative publicity, litigation costs resulting from the defense of these claims, and the diversion of time and resources from our operations.
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
In January 2022, our Board of Directors authorized a share repurchase program to repurchase up to $150.0 million of our outstanding Class A common stock, with no expiration date. During fiscal 2023 and the three and nine months ended April 27, 2024, we did not repurchase any shares of our common stock, and we had $120.0 million remaining in share repurchase capacity as of April 27, 2024. Although our Board of Directors has authorized this repurchase program, the program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The actual timing and amount of repurchases remain subject to a variety of factors, including stock price, trading volume, market conditions and other general business considerations. In addition, the terms of our first lien credit agreement with Citibank, N.A., as agent and lender (“the 2023 Credit Facility”), impose limitations on our ability to repurchase shares. The share repurchase program may be modified, suspended, or terminated at any time, and we cannot guarantee that the program will be fully consummated or that it will enhance long-term stockholder value. The program could affect the trading price of our stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our stock. In addition, this program could diminish our cash and cash equivalents and marketable securities.
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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As a result, the holders of our Class B common stock, including certain of our directors, executive officers, and their affiliates, are able to exercise considerable influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stock holdings represent less than 50% of the outstanding shares of our capital stock. As of May 29, 2024, 26,355,097 of our 122,340,710 shares outstanding were held by our directors, executive officers, and their affiliates, and 22,483,932 of such shares held by our directors, executive officers, and their affiliates were shares of Class B common stock. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests. This control may adversely affect the market price of our Class A common stock.

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
ITEM 5.    OTHER INFORMATION
(a) None.
(b) None.
(c) During our last fiscal quarter, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of the Company’s securities set forth in the table below:

			Type of Trading Arrangement
Name and Position	Action	Date	Rule 10b5-1	Non-Rule 10b5-1	Total Shares of Class A Common Stock	Total Shares of Class B Common Stock	Expiration Date
Anthony Bacos, Chief Product & Technology Officer	Adoption	4/4/2024	X		104,168 (1)		04/05/2025
Baseline Increased Exposure Fund, LLC (2)	Adoption	3/11/2024	X			1,358,600	12/31/2024
Baseline Ventures 2009, LLC (3)	Adoption	3/11/2024	X			2,773,655	12/31/2024
(1) This 10b5–1 trading arrangement includes 104,168 shares subject to restricted stock units previously granted to Anthony Bacos that may vest and be released to Mr. Bacos on or before April 5, 2025 upon the satisfaction of the applicable service-based vesting conditions. The actual number of shares that will be released to Mr. Bacos pursuant to the restricted stock units and sold under the Rule 10b5-1 trading arrangement will be net of the number of shares withheld by the Company to satisfy tax withholding obligations arising from the vesting of such shares and is not yet determinable.
(2) The shares are held by Baseline Increased Exposure Fund, LLC (“BIE”). Baseline Increased Exposure Fund Associates, LLC (“BIEA”) is the general partner of BIE. Steven Anderson, one of our directors, is the sole member of BIEA.
(3) The shares are held by Baseline Ventures 2009, LLC (“BV 2009”). Baseline Ventures 2009 Associates, LLC (“BVA 2009") is the general partner of BV 2009. Steven Anderson, one of our directors, is the sole member of BVA 2009.

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

Stitch Fix, Inc.
Date:	June 5, 2024	By:	/s/ David Aufderhaar
David Aufderhaar
Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Sarah Barkema
Sarah Barkema
Chief Accounting Officer
(Principal Accounting Officer)