Form 10-K
period 2024-08-03
Stitch Fix, Inc.
filed 2024-09-25
CIK 1576942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 3, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of January 27, 2024, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting Class A common stock and Class B common stock held by non-affiliates of the registrant was approximately $292,283,501 and $1,191,263, respectively, based on a closing price of $3.21 per share of the registrant’s Class A common stock as reported on The Nasdaq Global Market on January 26, 2024.
As of September 18, 2024, the number of outstanding shares of the registrant’s Class A common stock, par value $0.00002 per share, was 104,519,802, and the number of outstanding shares of the registrant’s Class B common stock, par value $0.00002 per share, was 22,318,035.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

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
Item 1. Business.
Overview
Stitch Fix is the leading online personal styling service that helps people discover the styles they will love that fit perfectly so they always look - and feel - their best.
In 2011, Stitch Fix, Inc. (“we,” “our,” “us,” or “the Company”) introduced an innovative approach to shopping for clothing and accessories. We were inspired by the opportunity to create a client-first styling experience, offering an alternative to impersonal, time-consuming and inconvenient traditional shopping.
For the past 13 years, our business has been grounded in our commitment to developing and fostering client relationships and making people happier and more confident in what they wear. We help our clients discover and define their style. We reduce their anxiety and stress when getting ready in the morning. And, we give them time back in their lives to invest in themselves.
We do this through our unique business model that pairs expert Stylists with best-in-class artificial intelligence (“AI”) and recommendation algorithms. It is this combination that enables us to help people discover the styles they will love without having to spend hours browsing stores or sifting through endless choices online.
Clients engage with us by (1) receiving a curated shipment of items informed by our algorithms and chosen by a Stitch Fix Stylist (a “Fix”); or (2) purchasing directly from our website or mobile app based on an individualized assortment of outfit and item recommendations (“Freestyle”). Clients choose to schedule regular shipments or order a Fix on demand. Then, after receiving a Fix, they can purchase the items they want to keep and return the other items, if any.
Since our inception, Stitch Fix has been powered by AI and data science, and we continue to enhance these capabilities. Our rich data set and our proprietary algorithms fuel our business by enhancing the client experience and driving business model efficiencies. For example, we currently leverage AI and data science to match our Stylists to our clients and aid our Stylists in creating Fixes, help inform merchandise buying and inventory placement in our network, and optimize our approach to pricing and markdowns. Our large and growing data set provides the foundation for our proprietary algorithms. The vast majority of our client data is directly shared by the client, rather than inferred, scraped, or obtained from other sources. We also gather extensive trend data as well as merchandise data, such as inseam, pocket shape, silhouette, and fit. We believe that both the data we have, as well as our algorithms, give us a significant competitive advantage. As our data set has grown, our algorithms have become more powerful, and we expect that to continue.
Stitch Fix operates in the United States. When Stitch Fix first launched, we offered women’s apparel. Since then, we have expanded our assortment to include Men’s, Kids, Petite, Maternity, and Plus apparel, as well as shoes and accessories. We offer a wide selection of clothing and accessories across multiple price points and styles from our brand partners and our own private brands. Many of our brand partners also design and supply items exclusively for our clients.
At Stitch Fix, we build trusted and long-term relationships. In fiscal year 2024, we shipped out our 100 millionth Fix, and, as of August 3, 2024, we had approximately 2,508,000 active clients. Refer to the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Financial and Operating Metrics” for information on how we define and calculate active clients.
How it Works
When clients first sign up for Stitch Fix, they fill out an onboarding quiz through which they communicate their style, fit, and budget preferences. Then, to demonstrate to our clients that we “get” their style, at the end of the sign-up process, we present them with their

StyleFile, a recently launched personalized snapshot that shares their individual style personality and the specific elements that contribute to it.
Once clients have onboarded, they can engage with us by receiving a Fix or by purchasing directly through Freestyle.
A Fix is a Stitch Fix-branded box containing a curated assortment of apparel, shoes, and accessories informed by our algorithms and chosen by Stitch Fix Stylists then delivered to the client to try on in the comfort of their own home. Clients can keep some, all, or none of the items in the Fix and easily return any items in a prepaid-postage bag provided. In each Fix, a Stylist sends a client items from a broad range of merchandise recommended for the client by our algorithms. These algorithmic recommendations are based on the client's individual style preferences and order behavior, as well as the aggregate historical behavior of our client base, and the aggregate historical data we have collected on each item of merchandise we have available.
After onboarding to the service, clients choose their preferred order frequency and can select the exact date by which they want to receive their Fix. We currently offer two types of Fix scheduling:
•Auto-ship. Clients can elect to receive Fixes on a regular cadence aligned to their style needs.
•On-demand. Clients can choose to schedule a one-time Fix at any time.
Clients can increase or decrease the Fix frequency at any time, and can also easily reschedule any given shipment to better accommodate their needs.
In addition to a personalized selection of apparel, shoes, and accessories, each Fix also includes a personal note from the Stylist. Women’s and Men’s clients will also receive a QR code to a digital Style Card that provides clients with personalized, shoppable outfit ideas built around items sent in their individual Fix, as well as previously purchased items.
We charge clients a styling fee of $20 for each Fix, which is credited toward the merchandise purchased. For our Style Pass clients, we charge a $49 annual fee, which provides unlimited styling for the year and is credited toward the merchandise purchased over the course of the year. If clients choose to keep all items chosen for them by their Stylist, they receive a discount on the entire shipment.
After clients receive their order, they are invited to provide feedback about the fit, price, style, and quality of the items. This feedback informs both our algorithms and Stylists to improve each client’s experience.
With Freestyle, a client can visit our website or mobile application and make direct purchases of apparel, shoes, and accessories from a set of curated items and outfits within a range of categories. Freestyle purchases can be exchanged or returned using a prepaid-postage label included in each shipment. No styling fee is charged for Freestyle purchases.
Our Data Science and AI Advantage
AI and data science are integrated across almost every facet of our business, and have been since day one. Of note, our data set is particularly powerful. This is because:
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
Clients that complete our style profile provide us with meaningful data points, including detailed style, size, fit, and price preferences, as well as unique inputs such as how often they dress for certain occasions or which parts of their bodies the clients like to draw attention to or cover up. Over time, through their feedback on Fixes and Freestyle orders they receive, clients share additional information about their preferences as well as detailed data about both the merchandise they keep and return. This feedback loop drives important network effects, as our client-provided data informs not only our personalization capabilities for the specific client, but also helps us better serve other clients.
We believe our proprietary merchandise data set is differentiated from other retailers. We encode each of our SKUs with numerous attributes to help our algorithms make better recommendations for our clients. The information we store for each SKU includes:
•basic data, such as brand, size, color, pattern, silhouette, and material;
•item measurements, such as length, width, diameter of sleeve opening, and distance from collar to first button;
•nuanced descriptors, such as how appropriate the piece is for a client that prefers preppy clothing or whether it is appropriate for a formal event; and
•client feedback, such as how the item fits or how popular the piece is with a particular client segment.

Our algorithms use our data set to match merchandise to each of our clients. For every combination of client and merchandise, we compute the probability the clients will keep that item based on their and other clients’ preferences and purchase history as well as the attributes and past performance of the merchandise.
Pairing Data Science and Human Judgment
The pairing of data science and human judgment drives a better client experience and a more powerful business model. Our advanced data science capabilities harness the power of our data for our Stylists and clients by generating predictive recommendations to streamline the curation process, and in the case of Freestyle, generate personalized items and outfit recommendations in near real-time. Our Stylists add a critical layer of contextual, human decision making that augments and improves our algorithms’ selections and creates the ultimate personalized experience.
Our Differentiated Value Proposition
Our Value Proposition to Clients
Our clients love our service for many reasons. We help clients find apparel, shoes, and accessories they will love in a way that is convenient and fun. By pairing expert Stylists with best-in-class AI and recommendation algorithms, we leverage our assortment of private and national brands to meet each client’s individual tastes and needs, so our clients can express their personal style without having to spend hours in stores or sifting through endless choices online.
Clients also value the quality and variety of merchandise we offer including the familiar brands they know, exclusive styles, and new brands they might not be aware of.
Our Value Proposition to Brand Partners
We believe that we are a preferred channel for our brand partners. By introducing our clients to brands they may not have shopped for, we help our brand partners reach clients they may not have otherwise reached. Further, we provide our brand partners with insights based on client feedback that help them improve and evolve their merchandise to better meet consumer demand.
Our Merchandise, Brand Partners, and Owned Private Label Brands
Having a wide range of styles and brands is essential to our success. Our algorithms filter through our merchandise assortment to recommend a subset of relevant merchandise to our Stylists or clients, who leverage the information to select or purchase merchandise. We source merchandise from brand partners and also create our own merchandise to serve unmet client needs.
Brand Partners
We partner with established and emerging brands across multiple price points, sizes, and styles to make sure that every client can find clothes and accessories they love. With many of our brand partners, we develop third-party branded items exclusively sold to Stitch Fix clients.
Brands Exclusive to Stitch Fix
We offer products exclusive to Stitch Fix through our Owned Private Label Brands.
These products are designed to address an unmet client need. Our merchants use our rich data set to help identify and develop the new products for our Owned Private Label Brands. We then pair our data with the expertise of our vendor partners to bring these new products to market.
Owned Private Label Brands are a meaningful part of our business. We do not have specific targets for the merchandise mix provided by our brand partners and our Owned Private Label Brands, and expect it will fluctuate over time. We will continue to develop products when we identify opportunities to meet client needs.
Sourcing
We purchase our merchandise directly from our brand partners or Owned Private Label Brands merchandise vendors, who are responsible for the entire manufacturing process.
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

Inventory Management and Fulfillment
We operate three fulfillment centers in the United States (located in Arizona, Georgia, and Indiana). In our fulfillment centers, our algorithms increase efficiencies in processes such as allocation, batch picking, transportation, shipping, returns, and ongoing process improvement. We have a reverse logistics operation to manage returned merchandise. Our specialist returns teams in our dedicated return intake areas accept, process, and reallocate returns to our inventory so the merchandise can be offered for another Fix or Freestyle order.
Competition
The retail apparel industry is highly competitive. We compete with eCommerce companies that market the same or similar merchandise and services that we offer; local, national, and global retail stores; specialty retailers; discount chains; and the online offerings of these traditional retail competitors and less traditional online retailers. Additionally, we compete for our clients’ consumer discretionary spending from other shopping categories and experiences.
We compete primarily on the basis of client experience, brand, product selection, quality, convenience, and price. Few things are more personal than getting dressed, but finding clothing that fits and looks great can be a challenge. Stitch Fix solves that problem. By pairing expert Stylists with best-in-class AI and recommendation algorithms, we leverage our Owned Private Brands and national brands to meet each client's individual tastes and needs, making it convenient for clients to express their personal style without having to spend hours in stores or sifting through endless choices online. We believe that we are able to compete effectively because we offer clients a personalized and fun shopping experience that our competitors are unable to match.
Refer to Part I, Item 1A “Risk Factors — Our industry is highly competitive and if we do not compete effectively our operating results could be adversely affected” for more information.
Seasonality
Seasonality in our business does not follow that of traditional retailers, such as typical high concentration of revenue in the holiday quarter. Historically, our net sales have not been concentrated in a particular period or season, with 27%, 25%, 24%, and 24% of our annual net sales being recognized during the first, second, third, and fourth quarters of the fiscal year ended August 3, 2024, respectively.
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
Apparel, shoes, and accessories sold by us are also subject to regulation by governmental agencies in the United States. These regulations relate principally to product labeling, licensing requirements, flammability testing, and product safety. We are also subject to environmental laws, rules, and regulations. Similarly, apparel, shoes, and accessories sold by us are also subject to import regulations in the United States and other countries concerning the use of wildlife products for commercial and non-commercial trade, including the U.S. Fish and Wildlife Service. We do not estimate any significant capital expenditures for environmental control matters either in the current fiscal year or in the near future.

Human Capital
Headcount
As of August 3, 2024, we had approximately 4,570 full-time and part-time employees, including 2,002 Stylists, 1,770 fulfillment center employees, 280 engineers and data scientists, 82 client support employees, 122 merchandising employees, and 317 general and administrative employees. As of such date, 82% of our employees, 33% of our management team, and 43% of our Board of Directors identified as women.
Employee Relations
None of our employees are represented by a labor union. We have not experienced any work stoppages due to employee disputes, and we consider our relations with our employees to be good.
We value our employees’ feedback and conduct confidential employee engagement and satisfaction surveys at least annually, which we use to determine what is important to our employees and to evolve Company practices and policies.
Pay Equity
Pay equity is at the center of our compensation philosophy and we reward employees based on their individual impact. By paying employees fairly and consistently based on the role they perform, their impact, location, and according to market data, we can ensure that employees are not paid based on factors like gender, race, or ethnicity. We know these subjective factors can play a role in compensation, to the employee’s disadvantage or to their advantage, and so our compensation philosophy is rooted in pay equity as a guiding principle.
We believe a fair and unbiased compensation structure is a critical component to drive a more inclusive culture within our own walls and beyond and ultimately helps us attract and retain the highest caliber talent.
On an annual basis, we retain a third party to audit our pay data. While we have confidence in our approach and philosophy, we want to ensure that our compensation system withstands external review by applying appropriate and accepted methods and standards. The results have continued to show there is no statistically significant difference in pay across gender, race or any other protected classes at Stitch Fix.
We will continue to analyze these numbers each year to ensure we maintain pay equity. We will continue to be vigilant and review areas like leveling and promotions in our organization to ensure that we are working to identify and mitigate any biases in these processes.
Diversity, Equity, and Inclusion
The goal of our diversity, equity, and inclusion strategy is to ensure that our people and business practices allow us to build our Company, products, and experiences that reflect the richness of the communities in which we operate. We know that a diverse employee base makes Stitch Fix better, our ideas stronger, and our experience more broadly resonate with the clients we serve today, and will serve in the future. We work towards equitable practices to mitigate bias across areas like hiring, employee performance, evaluation, and promotion, our employee experience, and our vendor and brand engagement.
To ensure that our ongoing diversity, equity, and inclusion strategy is informed by and rooted in data, we review and analyze equity and representation data regularly. We do this to drive knowledge, precision, and transparency—not only for ourselves internally, but also to contribute to the dialogue and information sharing that is critical to chartering a path forward for the industry.
We have also established employee resource groups, which we call Stitch Fix Communities. The goal of our Stitch Fix Communities is to create spaces that drive increased inclusion and belonging for individuals from underrepresented groups who have historically been marginalized in our broader society and to build on our mission of inspiring people to be their best, authentic selves. With Stitch Fix Communities, we invest in our employees’ learning and growth so that they are equipped to design and uphold equitable systems and processes, and we create opportunities for employees to share their perspectives with our leaders and connect with each other on a deeper level. Each Stitch Fix Community is led by employees who are supported by an Executive Sponsor, recognized for their leadership, and compensated for their time and with learning and development investments.
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
•We rely on paid marketing to help grow our business, but these efforts may not be successful or cost effective, and such expenses and the success of our efforts may vary from period to period.
•If we are unable to manage our inventory effectively, our operating results could be adversely affected.
•Operational constraints at out fulfillment centers or our failure to adequately and effectively staff our fulfillment centers could adversely affect our client experience and operating results.
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
•If we fail to effectively manage our transformation or other business strategies, our financial condition and operating results could be harmed.
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
•Our real estate leases subject us to various financial risks.
•We may incur significant losses from fraud.
•We are subject to payment-related risks.
Risks Relating to our Industry, the Market, and the Economy
•We rely on consumer discretionary spending and may be adversely affected by economic downturns and other macroeconomic conditions or trends.
•Our industry is highly competitive and if we do not compete effectively, our operating results could be adversely affected.
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
If our existing clients no longer find our service and merchandise appealing or appropriately priced, they may make fewer purchases or may stop using Stitch Fix altogether. Even if our existing clients continue to find our service and merchandise appealing, they may decide to receive fewer Fixes or purchase fewer items from their Fixes or through Freestyle as their demand for new apparel declines, due to macroeconomic conditions, or for other reasons. A high proportion of our revenue comes from repeat purchases by existing clients, especially those existing clients who are highly engaged and purchase a significant amount of merchandise from us. If clients who receive Fixes most frequently or purchase a significant amount of merchandise from us make fewer or lower priced purchases or stop using our service altogether, our financial results will be negatively affected. For instance, in fiscal year 2023, our number of active clients decreased throughout the year due to our inability to attract new clients and retain existing clients. This negatively affected our fiscal year 2024 revenue and is expected to continue to affect our revenue.
We seek to attract high-quality clients who will remain clients for the long term, but our efforts may not be successful or produce the results we anticipate. For example, if we are not able to engage new clients effectively so they continue receiving Fixes after their first few tries, our active client growth will continue to suffer. Our inability to attract and keep high-quality clients engaged, a continued decrease in our number of active clients, or a decrease in client spending could negatively affect our operating results.
Our growth depends on attracting new clients.
Our success depends on our ability to attract new clients in a cost-effective manner. To expand our client base, we must appeal to and acquire clients who have historically used other means to purchase apparel, shoes, and accessories, such as traditional brick-and-mortar retailers or other online retailers. We currently utilize both digital and offline channels to attract new visitors to our website or mobile app and convert them into clients. At any given time, our advertising efforts may include, social media marketing, keyword search campaigns, affiliate programs, partnerships, campaigns with celebrities and influencers, display advertising, television, radio, video, content, direct mail, email, mobile “push” communications, SMS, and search engine optimization. Our marketing expenses have varied from period to period, and we expect this trend to continue as we evolve our marketing strategies and employ a disciplined approach to marketing spend. While we can control how we manage our marketing spend, we cannot be certain that increases in spend will yield more clients, achieve meaningful payback on our investments, or be cost effective. We may also adjust our marketing strategy or decrease spend within a period if we are not achieving the intended results or if we believe the return-on-investment is not favorable, which may result in faster or slower rates of active client growth in any given period. For instance in the first and second quarters of fiscal 2022, we spent less on marketing because we were experiencing weaker-than-expected conversion of new clients and decided to pull back to focus on evolving the Freestyle offering and refining the client onboarding experience. This negatively impacted our ability to acquire new clients, and in turn, our net revenue in subsequent quarters of fiscal year 2022.
In addition, we seek to attract and retain clients by offering new products, services, and ways to engage with our platform. If such new products or services are not timely or successfully launched or are not successful in attracting new clients, our sales may fall short of expectations, our brand and reputation could be adversely affected, and our results of operations may suffer.
Developing new offerings requires significant investments of resources and time, and if a new offering is not successful, or is delayed or not executed well, our operating results could be negatively impacted. For example, in launching Freestyle to new customers during our fiscal 2022, we implemented client on-boarding changes in an effort to drive new clients to Freestyle. These changes resulted in lower conversion of new clients to our Fix offering, which impacted our operating results. Expansion of our offerings may also strain our management and operational resources. If any of the above were to occur, it could damage our reputation, limit our growth, and have an adverse effect on our operating results.

We rely on paid marketing to help grow our business, but these efforts may not be successful or cost effective, and such expenses and the success of our efforts may vary from period to period.
Promoting awareness of our service is important to our ability to grow our business, drive client engagement, and attract new clients. At any given time, our marketing and advertising efforts may include, client referrals, social media marketing, keyword search campaigns, affiliate programs, partnerships, campaigns with celebrities and influencers, display advertising, television, radio, video, content, direct mail, email, mobile “push” communications, SMS, and search engine optimization. External factors beyond our control, including general economic conditions and decreased discretionary consumer spending, have impacted and may in the future impact the success of our marketing initiatives or how much we decide to spend on marketing in a given period. We adjust our marketing activity from period to period or within a period as we launch new initiatives or offerings, run tests, or make decisions on marketing investments in response to anticipated rates of return, such as when we identify favorable cost per acquisition trends. We have seen increased costs in certain digital marketing channels and our marketing initiatives may become increasingly expensive; generating a meaningful return on those initiatives may be difficult. Even if we successfully increase revenue as a result of our paid marketing efforts, it may not offset the additional marketing expenses we incur.
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
Further, mobile operating system and web browser providers, such as Apple and Google, have implemented product changes to limit the ability of advertisers to collect and use data to target and measure advertising. For example, Apple made a change in iOS 14 that required apps to get a user’s opt-in permission before tracking a user or sharing the user’s data across apps or websites owned by companies other than the app’s owner. Google has also taken actions to give users the option to accept cookies or not. These changes have reduced and will continue to reduce our ability to efficiently target and measure advertising, in particular through online social networks, making our advertising less cost effective and successful. We expect to continue to be impacted by these changes.
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
To ensure timely delivery of merchandise, we generally enter into purchase contracts well in advance of a particular season and often before apparel trends are confirmed by client purchases. As a result, we are vulnerable to demand and pricing shifts and to suboptimal selection and timing of merchandise purchases. We rely on our merchandising team to order styles and products that our clients will purchase and we rely on our data science to recommend which styles to re-buy and the depth of those re-buy purchases. We have not always predicted demand and clients’ preferences with accuracy, which has negatively impacted revenue or resulted in significant write-offs when we have sub-optimal inventory assortment. For instance, in the fourth quarter of fiscal 2022, we experienced weaker consumer demand, which led to have higher inventory levels and increased inventory reserves that affected our financial results.
In fiscal year 2024, we closed two fulfillment centers. We believe our inventory is better optimized across a smaller network of warehouses and allows us to deliver a better client experience with access to a greater breadth inventory for a given Fix, while at the same time operating with lower, more cash efficient, inventory levels. This smaller inventory base and our focus on inventory efficiency creates increased risk related to inventory assortment. If we experience sub-optimal inventory assortment to meet demand, it may affect revenue in current and future quarters. If we do not predict client demand accurately, do not reorder or write off the right products in a timely manner, or otherwise do not effectively manage our inventory, we may experience significant inventory write-offs or insufficient inventory to meet demand, which would adversely affect our operating results.
Additionally, many of our inventory vendors utilize third parties to provide financing and credit protection that enables them to produce and ship our items. While we do not manage the relationships with our vendors and their financial intermediaries, the tightening of credit markets, as well as our recent operating results, have put pressure on some of our vendors’ ability to secure that financing and credit protection, and may continue to do so in the future. This may impact our ability to receive inventory and manage our assortment.
Our inventory levels also may be affected by product launch delays, consumer demand fluctuations due to macroeconomic factors, uncertainty or otherwise, disruptions in our systems due to upgrades, launches or otherwise, freight delays, vendor relationships, capacity constraints, and our inability to predict demand with respect to categories or products. For example, freight delays caused by lockdowns due to COVID-19, port closures, port congestion, and shipping container and ship shortages have caused us to experience delays in receiving inventory. Freight delays caused by these issues or new issues, including labor disruptions or shortages, may affect us in future quarters. Also, in the past we have experienced challenges managing our inventory within the fulfillment centers given storage capacity constraints and challenges hiring fulfillment center employees. Any future such challenges could affect, the amount and types of inventory we have available to offer to clients, and therefore negatively affect our operating results.
Operational constraints at our fulfillment centers or our failure to adequately and effectively staff our fulfillment centers could adversely affect our client experience and operating results.
We currently receive and distribute merchandise at three fulfillment centers. Prior to the closures of our Dallas, Texas and Bethlehem, Pennsylvania fulfillment centers, we operated five fulfillment centers in the United States. While we believe three fulfillment centers is the appropriate number to provide the greatest breadth and depth of inventory to our clients and Stylists and will allow us to service the same number of existing clients with lower inventory levels, this decreased fulfillment system could cause operational constraints or decreased capacity that could affect our client experience or revenue. Additionally, we may experience operational issues as we continue to transition to our new fulfillment center model which could affect our client experience and financial results.
Severe weather events, including earthquakes, hurricanes, tornadoes, floods, fires, storms, extreme winter weather, and other adverse weather events and climate conditions could also cause operational constraints or temporarily reduce our ability to ship merchandise to clients. For instance, the severe winter weather and temperatures experienced in Texas and other parts of the country in February 2021 caused us to temporarily close two of our fulfillment centers and affected the shipping of merchandise in and out of our fulfillment centers. Future weather events, which we expect to become more frequent and more severe with the increasing effects of climate change, could have a significant impact on our operations and results of operations. Additionally, the impact of such weather events affecting one or more fulfillment centers may be exacerbated due to the fact that we have fewer fulfillment centers to continue operations during such a closure and therefore each individual fulfillment center will represent a larger portion of our overall business. Moreover, following our move to three fulfillment centers, each of our Men’s and Kids lines are shipped out of one fulfillment center only. If a fulfillment center that houses the entirety of one of those lines is forced to close, it would affect shipments to all of those clients and negatively affect our client experience and operating results. Further, in response to the COVID-19 pandemic, we temporarily closed three of our fulfillment centers and implemented changes that resulted in operational constraints, which in turn temporarily reduced our ability to ship merchandise to clients and earn revenue. Any future pandemics may negatively affect capacity at our fulfillment centers.
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
In addition, operating fulfillment centers comes with potential risks, such as workplace safety issues and employment claims for the failure or alleged failure to comply with labor laws or laws respecting union organizing activities. Furthermore, if we fail to comply or allegedly fail to comply with wage and hour laws for our nonexempt employees, many of whom work in our fulfillment centers, we could be subject to legal risk, including claims for back wages, unpaid overtime pay, and missed meal and rest periods, which could be on a class or representative basis. Any such issues may result in delays in shipping times, reduced packing quality, or costly litigation, and our reputation and operating results may be harmed.
Shipping is a critical part of our business and any changes in our shipping arrangements or any interruptions in shipping could adversely affect our operating results.
If we are not able to negotiate acceptable pricing and other terms with our client-facing shipping vendors or our freight vendors, or our shipping or freight vendors experience performance problems or other difficulties, it could negatively impact our operating results and our clients’ experience. In addition, our ability to receive inbound inventory efficiently, ship merchandise to clients, and receive returned merchandise from clients may be negatively affected by inclement weather, fire, flood, power loss, earthquakes, public health crises, labor disputes, shortages, or strikes, acts of war or terrorism, periods of high e-commerce volume, such as holiday seasons, and similar factors. For example, the International Longshoremen’s Association, which represents workers at east coast and gulf coast ports, is currently threatening to strike. A strike by that union could cause delays in our inbound inventory shipments, as well as more broad economic implications. Due to our business model and the fact that we recognize revenue from Fixes when a client checks out items, rather than when Fixes are shipped, we may be impacted by shipping delays to a greater extent than our competitors. Additionally, delays in shipping may cause an auto-ship client’s subsequent Fixes to be scheduled for a later date, as their next Fix is not scheduled until their checkout is complete. In the second quarter of our 2021 fiscal year, we experienced carrier and client shipping delays due to the COVID-19 pandemic and the increased strain on our shipping partners during the holiday season. These delays affected our ability to recognize revenue within the quarter, and we may in the future experience these delays and the resulting impact to our financial results, including potentially during future holiday seasons. In the past, strikes at major international shipping ports have impacted our supply of inventory from our vendors and severe weather events have resulted in long delivery delays and Fix cancellations. Additionally, some of our merchandise may be damaged or lost during transit with our shipping vendors. If a greater portion of our merchandise is not delivered in a timely fashion or is damaged or lost during transit, it could adversely affect our operating results or could cause our clients to become dissatisfied and cease using our services, which would adversely affect our business.
Our business, including our costs and supply chain, is subject to risks associated with the sourcing and pricing of merchandise and raw materials.
We currently source nearly all of the merchandise that we offer from third-party vendors, many of whom use manufacturers in the same geographic region, and as a result, we may be subject to price increases or fluctuations, inflationary pressures, tariffs, demand disruptions, increased shipping or freight costs, or shipping delays in connection with our merchandise. Increased shipping or freight costs or shipping and freight delays could be caused or exacerbated by labor disputes, shortages, or strikes, inclement weather, fire, flood, power loss, earthquakes, public health crises such as a pandemic, acts of war or terrorism, and periods of high e-commerce volume. Our operating results have been negatively impacted by increases in the cost of our merchandise, and we have no guarantees that costs will not rise further or at increasing rates. In 2018, the Trump administration imposed tariffs on goods shipped from China to the United States, and candidate Trump has proposed additional 60% tariffs on goods shipped from China. If Trump is re-elected president, these proposed tariffs or other tariffs on goods shipped from China would likely increase the cost of our merchandise and negatively impact our operating results.
The fabrics used by our vendors are made of raw materials including, but not limited to, petroleum-based products, linen, and cotton. Significant price increases or fluctuations, currency volatility or fluctuation, tariffs, shortages, increases in shipping or freight costs, or shipping delays of petroleum, cotton, linen, or other raw materials could significantly increase our cost of goods sold or affect our operating results. Additionally, we have limited visibility into delays and limited control over shipping. We have also experienced increased costs of goods due to increases in the price of raw materials, inflationary pressures, rising fuel and other energy costs, and currency volatility. Any additional price increases will affect our operating results.
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
Our past revenue growth and profitability should not be considered indicative of our future performance. Our revenue decreased by 16.0% in fiscal 2024 compared to fiscal 2023, decreased by 21.1% in fiscal 2023 compared to fiscal 2022, and decreased by 2.2% in fiscal 2022 compared to fiscal 2021. Our revenue may continue to decline in future periods due to a number of factors, which may include our inability to attract and retain clients, general economic conditions, including a recession or decreased discretionary consumer spending, decreases in marketing spend, a decreased demand for our merchandise and service, increased competition, decreases in the growth rate of our overall market, or our failure to capitalize on growth opportunities.
We announced a restructuring plan in June 2022 intended to reduce our future fixed and variable operating costs. However, our restructuring plan may not adequately reduce expenses or impact our results as we anticipate. Moreover, our expenses may increase, particularly if we develop and introduce new merchandise offerings, including the re-imagination of our client experience, need to hire and retain personnel, or increase investment in our marketing initiatives. We may not always pursue short-term profits but are often focused on long-term growth, which may impact our short-term financial results. If our revenue does not increase to offset increases in our operating expenses, we may not be profitable in future periods.

If we fail to effectively manage our transformation or other business strategies, our financial condition and operating results could be harmed.
We must continue to implement our operational plans and strategies, and improve our infrastructure of people and technology. Additionally, we expect to continue to introduce new offerings, business strategies and initiatives, and improve on existing offerings. We have announced that the Company is embarking on a transformation to strengthen the foundation of our business across disciplines and to reimagine the client experience. This includes embedding retail best practices across the enterprise, identifying operational efficiencies, and ensuring we have the right organizational structure in place to enable our future success. We are also taking a holistic approach to rethink how our clients engage with Stitch Fix. This transformation requires investments of time and resources and has included and will continue to include changes in our website, mobile apps, information technology systems, and processes. We cannot guarantee that we will successfully implement all aspects of our transformation plan in the expected timeframe or at all, or that we will achieve or sustain the expected financial and operational results of our transformation plan. Additionally, if our reimagined client experience does not resonate with current or future clients, it could cause us to lose clients and may negatively impact our financial results. If we do not realize the expected benefits of these transformation initiatives or experience additional unexpected costs in connection with the transformation, our business, financial condition, results of operations, and cash flow could be negatively impacted.
Additionally, as we continue to implement these changes and introduce future business strategies and initiatives, our operations, vendor base, fulfillment centers, information technology systems, or internal controls and procedures may not be adequate to support our changing operations. Any change or upgrade to our systems to support the increasing complexity of our business involves risk and we may experience problems or delays as we make upgrades or changes to our systems. For example, in the first quarter of fiscal 2022, we experienced technical issues following a systems upgrade to our procure-to-pay processes which affected the transmission, receipt, and reconciliation of purchase orders and payments with many of our apparel and accessory vendors. Additionally, if the impact of these initiatives is more or less successful than we expected, it could affect our inventory management, resulting in inventory shortages or excess inventory in the case of significant underperformance. If we are unable to manage the transformation and potential growth of our organization effectively or if our strategies do not produce the anticipated results, or cause unanticipated issues, our business, financial condition, and operating results may be adversely affected.
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
We do not have long-term employment or non-competition agreements with any of our personnel. We have had senior employees leave Stitch Fix, including recently the roles of Chief Merchandising Officer and Chief Accounting Officer, and cannot necessarily anticipate when this will happen in the future and whether we will be able to promptly replace such employees. Additionally, in January 2023, the Company and Elizabeth Spaulding, the Company’s then-current Chief Executive Officer, agreed that she would step down from her employment with the Company. The Board of Directors appointed Katrina Lake, the Company’s Founder and Executive Chairperson of the Board of Directors, as interim Chief Executive Officer. Ms. Lake served in that position until Matt Baer joined as Chief Executive Officer in June 2023. The recent frequent changes in our management team and senior leadership could cause retention and morale concerns among current employees, as well as operational risks. And if Mr. Baer’s succession to Chief Executive Officer is not managed successfully, including his ability to lead a team that can effectively implement the Company’s strategic plans, including our transformation strategy, it could disrupt our business, affect our Company culture, cause retention concerns with respect to our colleagues, and affect our financial condition and operating results. Additionally, the loss of one or more of our key personnel or the inability to promptly identify a suitable successor to a key role could have an adverse effect on our business.
We may experience increased employee turnover as a result of the general market conditions and a competitive talent market within the U.S., as well as Company-specific factors, such as share price decline, business performance, and leadership changes. We announced a restructuring plan in June 2022 that reduced our workforce by 15% of salaried positions and represented 4% of our then-current roles in total, and announced a further reduction in force on January 5, 2023, affecting 6% of the Company’s then-current employee workforce, including approximately 20% of employees in salaried positions. In June 2023, we announced the closure of two fulfillment centers and in August 2023, we made the decision to exit our UK business and wind down its operations. And in January 2024, we implemented an organization realignment that resulted in the further elimination of styling leadership and corporate positions, as well as moved all of our Stylists into part-time positions. These reductions in workforce and change in our operations may cause additional attrition and affect employee morale, including in our Stylist organization. Additionally, as we are operating our business with fewer employees, we face additional risk that we might not be able to execute on our strategic plans and product roadmap, which may have an adverse effect on our business, financial condition, and operating results.

We also face significant competition for personnel, particularly in our technology and product organizations. To attract top talent, we have had to offer, and believe we will need to continue to offer, competitive compensation and benefits packages before we can validate the productivity of those employees.
We cannot be sure that we will be able to attract, retain, and motivate a sufficient number of qualified personnel in the future, or that the compensation costs of doing so will not adversely affect our operating results. Additionally, we may not be able to hire and train new employees quickly enough to meet our needs. If we fail to retain employees and effectively manage our hiring needs, our efficiency, ability to meet forecasts, employee morale, productivity, and the success of our strategic plans, transformation strategy, and product roadmap could suffer, which may have an adverse effect on our business, financial condition, and operating results.
Our business depends on a strong brand and we may not be able to maintain our brand and reputation.
We believe that maintaining the Stitch Fix brand and reputation is critical to driving client engagement and attracting clients and merchandise vendors. Building our brand will depend largely on our ability to continue to provide our clients with an engaging and personalized client experience, including valued personal styling services, high-quality and appealing merchandise, and appropriate price points, which we may not do successfully. Client complaints or negative publicity about our styling services, merchandise, delivery times, or client support, especially on social media platforms, could harm our reputation and diminish client use of our services, the trust that our clients place in Stitch Fix, and vendor confidence in us.
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
As of August 3, 2024, approximately 2,002 of our employees were Stylists. In January 2024, we moved to a part-time only stylist model, and going forward, all of our Stylists will work on a part-time basis and be paid hourly. The Stylists track and report the time they spend working for us. These employees are classified as nonexempt under federal and state law. If we fail to effectively manage our Stylists, including by ensuring accurate tracking and reporting of their hours worked and proper processing of their hourly wages, then we may face claims alleging violations of wage and hour employment laws, including, without limitation, claims of back wages, unpaid overtime pay, and missed meal and rest periods. Any such employee litigation could be attempted on a class or representative basis, or other form of multi-plaintiff litigation. For example, in August 2020, a representative action under California’s Private Attorneys General Act was filed against us alleging various violations of California’s wage and hour laws relating to our current and former non-exempt Stylist employees. While we were able to settle this matter, and we no longer employ Stylists in California, future litigation concerning our styling employees could be expensive and time-consuming regardless of whether the claims against us are valid or whether we are ultimately determined to be liable, and could divert management’s attention from our business. We could also be adversely affected by negative publicity, litigation costs resulting from the defense of these claims, and the diversion of time and resources from our operations.
If we are unable to acquire new merchandise vendors or retain existing merchandise vendors, our operating results may be harmed.
We offer merchandise from both established and emerging brands. In order to continue to attract and retain quality merchandise brands, we must be a promising retailer of their products. If we do not continue to acquire new merchandise vendors or retain our existing merchandise vendors on acceptable commercial terms, we may not be able to maintain a broad selection of products for our clients, and our operating results may suffer.
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

Our real estate leases subject us to various financial risks.
We lease our Company headquarters in San Francisco, additional office space in Austin, Texas, and four fulfillment centers. The terms of our leases are between 6 and 12.5 years. We currently sub-lease our office space in Austin, Texas and a fulfillment center in Salt Lake City, Utah, to multiple sub-tenants. We are also actively marketing portions of our San Francisco headquarters space and may decide to sub-lease additional portions of our other fulfillment centers. If we are unable to sublease the space in our Company headquarters or other leased space on favorable terms, or at all, it will affect our cash flow and may affect our results of operations. Additionally, if our sub-tenants fail to make lease payments or otherwise default on their obligations to us, we could incur unanticipated payment obligations which could affect our free cash flow and other results of operations.
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
Our business and operating results are subject to national and global economic conditions and their impact on consumer discretionary spending. Some of the factors that may negatively influence consumer spending include high levels of unemployment; higher consumer debt levels; reductions in net worth and declines in asset values; macroeconomic uncertainty; increased inflationary pressures; recessionary concerns; home foreclosures and reductions in home values; fluctuating interest rates and credit availability; rising fuel and other energy costs; rising commodity prices; and general uncertainty regarding the overall future political and economic environment. We have experienced many of these factors, including current inflationary pressures, and have experienced negative impacts on client demand and discretionary spending as a result. Consumer purchases of discretionary items, including the merchandise that we offer, generally decline during recessionary periods or periods of economic uncertainty, when disposable income is reduced or when there is a reduction in consumer confidence. Furthermore, economic conditions in certain regions may also be affected by natural disasters, such as hurricanes, tropical storms, earthquakes, and wildfires; public health crises; and other major unforeseen events.
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
Our industry is highly competitive and if we do not compete effectively, our operating results could be adversely affected.
The retail apparel industry is highly competitive. We compete with eCommerce companies that market the same or similar merchandise and services that we offer; local, national, and global retail stores; specialty retailers; discount chains; the online offerings of traditional retail competitors; and less traditional online retailers. Additionally, we experience competition for consumer discretionary spending from other product and experiential categories. We believe our ability to compete depends on many factors within and beyond our control, including:
•effectively differentiating our service and value proposition from those of our competitors;
•attracting new clients and engaging with and retaining existing clients;
•our direct relationships with our clients and their willingness to share personal information with us;
•further developing our data science and AI capabilities;
•maintaining favorable brand recognition and effectively marketing our services to clients;
•delivering merchandise that each client perceives as personalized to them;
•the amount, diversity, and quality of brands and merchandise that we or our competitors offer;
•our ability to maintain and expand appealing Owned Private Label Brands and exclusive-to-Stitch Fix merchandise;
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
Natural disasters, such as earthquakes, hurricanes, tornadoes, floods, fires, severe winter weather, and other adverse weather events and climate conditions, which we expect to become more frequent and more severe with the increasing effects of climate change; unforeseen public health crises, such as the COVID-19 pandemic or other pandemics and epidemics; political crises, such as terrorist attacks, war, and other political instability, including the ongoing international conflicts; or other catastrophic events, whether occurring in the United States or internationally, could disrupt our operations or cause us to close one or more of our offices and fulfillment centers or could disrupt, delay, or otherwise negatively impact the operations of one or more of our third-party providers or vendors. For instance, the severe winter weather and temperatures experienced in Texas and other parts of the country in February 2021 caused us to temporarily close two of our fulfillment centers and affected the shipping of merchandise in and out of fulfillment centers. These types of events could impact our merchandise supply chain, including our ability to ship merchandise to or receive returned merchandise from clients in the impacted region, and could impact our ability or the ability of third parties to operate our sites and ship merchandise. In addition, these types of events could negatively impact consumer spending in the impacted regions.
In fact, the COVID-19 pandemic disrupted our operations in and caused us to temporarily close our offices and require that most of our employees work from home; disrupted our operations in and caused us to close fulfillment centers; required us to implement various operational changes to ensure the health and safety of our employees; had a range of negative effects on the operations of our third-party providers and vendors, including our merchandise supply chain and shipping partners; and negatively impacted consumer spending and the economy generally due to measures taken to contain the spread of COVID-19, such as government-mandated business closures, office closures, and travel and transportation restrictions. We experienced reduced capacity in the third quarter of fiscal year 2020 as we temporarily closed three of our fulfillment centers and we implemented additional safety protocols. These efforts resulted in significantly less capacity in our fulfillment centers during the third quarter of fiscal year 2020, which resulted in delayed Fix shipments, a significant Fix backlog, delayed inventory and return processing, extended wait times for clients, and inventory management challenges. The COVID-19 pandemic and resulting economic disruption also led to significant volatility in the capital markets. Since the COVID-19 pandemic, most non-fulfillment center employees continue to work in a remote capacity with some in a hybrid of in-person and remote work. Remote working environments present additional risks, uncertainties and costs that could affect our performance, including increased operational risk, uncertainty regarding office space needs, heightened vulnerability to cyber attacks, potential reduced productivity, changes to our Company culture, potential strains to our business continuity plans, and increased costs to ensure our offices are safe and functional as hybrid offices that enable effective collaboration of both remote and in-person colleagues. The COVID-19 pandemic caused many risks as described above and throughout these risk factors to materialize and adversely affected our business and operating results. Any future natural disasters, pandemics, or crises could disrupt our operations or negatively impact consumer spending, adversely affecting our business and results of operations.
Cybersecurity, Legal and Regulatory Risks
System interruptions that impair client access to our website or other performance failures in our technology infrastructure could damage our business.
The satisfactory performance, reliability, integrity and availability of our website, mobile application, internal applications, and technology infrastructure (and those of our third-party vendors and service providers) are critical to our business. We rely on our website and mobile application to engage with our clients and sell them merchandise. We also rely on a host of internal custom-built applications to run critical business functions, such as styling, merchandise purchasing, warehouse operations, and order fulfillment. In addition, we rely on a variety of third-party, cloud-based solution vendors for key elements of our technology infrastructure. These systems may be vulnerable to damage or interruption and we have experienced interruptions in the past. For example, in February 2017, as a result of an outage with Amazon Web Services, where much of our technology infrastructure is hosted, we experienced disruptions in applications that support our warehouse operations and order fulfillment that caused a temporary slowdown in the number of Fix shipments we were able to make. Additionally, the launch of a new client experiences or offerings requires investments in and the development of new technology, which may be susceptible to performance issues or interruptions. Interruptions may be caused by a variety of events, including human error, our failure to update or improve our proprietary systems, cyber attacks, fire, flood, earthquake, power loss, or telecommunications failures. Any failure or interruption of our website, mobile application, internal business applications, or our technology infrastructure (including any such issues with our third-party vendors and service providers) could harm our ability to serve our clients, which would adversely affect our business and operating results.
Compromises of our data security or that of our third-party service providers could cause us to incur unexpected expenses and may materially harm our reputation and operating results.
In the ordinary course of our business, we and our vendors and service providers collect, process, and store certain personal information and other data relating to individuals, such as our clients and employees, which may include personally identifiable information, including but not limited to, name, address, social security numbers, client payment card information, and client style preferences. We rely substantially on commercially available systems, software, tools, and monitoring to provide security for our processing, transmission, and storage of personal information and other confidential information. There can be no assurance, however, that we or our vendors will not suffer a data compromise, that malicious actors will not gain access to personal information or other sensitive data, including payment card data or confidential business information, or that any such data compromise or unauthorized access will be discovered in a timely fashion. The techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not identified until they are launched against a target, and we and our vendors may be unable to anticipate these techniques or to implement adequate preventative measures. As we have moved to a more remote and hybrid work force, and as our vendors and other business partners have also moved to permanent or hybrid remote work as well, we and our partners may be more vulnerable to cyber attacks. In addition, our employees, contractors, vendors, or other third parties with whom we do business may accidentally or intentionally circumvent security measures in order to misappropriate such personal information, confidential information, or other data, or may inadvertently release or compromise such data.
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
We use open source software in the applications we have developed to operate our business and will use open source software in the future. We may face claims from third parties demanding the release or license of the open source software or derivative works that we developed from such software (which could include our proprietary source code) or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require us to purchase a costly license, publicly release the affected portions of our source code, or cease offering the implicated solutions unless and until we can re-engineer them to avoid infringement. In addition, our use of open source software may present additional security risks because the source code for open source software is publicly available, which may make it easier for malicious actors to determine how to breach our website and systems that rely on open source software. Any of these risks could be difficult to eliminate or manage and, if not addressed, could have an adverse effect on our business and operating results.
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
We collect and maintain significant amounts of personal information and other data relating to our clients and employees. Numerous laws, rules, and regulations in the United States and internationally, including the European Union’s General Data Protection Regulation (the “GDPR”), California’s Consumer Privacy Act (the “CCPA”), California Privacy Rights Act of 2020 (“CPRA”), and the UK’s Data Protection Act (the “UK GDPR”), govern privacy and the collection, use, and protection of personal information. These laws, rules, and regulations evolve frequently and may be inconsistent from one jurisdiction to another or may be interpreted to conflict with our practices. Any failure or perceived failure by us or any third parties with which we do business to comply with these laws, rules, and regulations, or with other obligations to which we may be or become subject, may result in actions against us by governmental entities, private claims and litigation, fines, penalties, or other liabilities. Any such action could be expensive to defend, damage our reputation, and adversely affect our business and operating results.
The CCPA, as amended by the CPRA (collectively, “CCPA”), applies to personal information of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for administrative fines of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. In addition, the CPRA expanded the CCPA’s requirements, including by adding a new right for individuals to correct their personal information and establishing a new regulatory agency to implement and enforce the law. A number of other states, such as Virginia and Colorado, have also passed comprehensive privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels. These developments further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, dissemination, and security of data. Further, the SEC has adopted new rules that require us to provide greater disclosures around proactive security protections that we employ and regarding security incidents. Any such disclosures, including those under state data breach notification laws, can be costly, and the disclosures we make to comply with, or the failure to comply with, such requirements could lead to adverse consequences.
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
We are subject to general business regulations and laws as well as regulations and laws specifically governing the internet and eCommerce. These regulations and laws may involve taxes, privacy and data security, consumer protection, the ability to collect or share necessary information that allows us to conduct business on the internet, marketing communications and advertising, content protection, electronic contracts, or gift cards. Furthermore, the regulatory landscape impacting internet and eCommerce businesses is constantly evolving. For example, California’s Automatic Renewal Law requires companies to adhere to enhanced disclosure requirements when entering into automatically renewing contracts with consumers. As a result, a wave of consumer class action lawsuits was brought against companies that offer online products and services on a subscription or recurring basis. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation, lost business, and proceedings or actions against us by governmental entities or others, which could impact our operating results. Further, any additional regulations that govern our business, including additional automatic renewal laws, may be costly to comply with or cause us to have to alter the way we run our business.
If the use of “cookie” tracking technologies is further restricted, regulated, or blocked, or if changes in technology cause cookies to become less reliable or acceptable as a means of tracking consumer behavior, the amount or accuracy of internet user information we collect would decrease, which could harm our business and operating results.
Cookies are small data files that are sent by websites and stored locally on an internet user’s computer or mobile device. We, and third parties who work on our behalf, collect data via cookies that is used to track the behavior of visitors to our sites, to provide a more personal and interactive experience, and to increase the effectiveness of our marketing. However, internet users can easily disable, delete, and block cookies directly through browser settings or through other software, browser extensions, or hardware platforms that physically block cookies from being created and stored.
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
The patents we own in the United States and those that may be issued in the future may not provide us with any competitive advantages or may be challenged by third parties, and our patent applications may never be granted. Even if issued, there can be no assurance that these patents will adequately protect our intellectual property or survive a legal challenge, as the legal standards relating to the validity, enforceability, and scope of protection of patent and other intellectual property rights are uncertain. Our limited patent protection may restrict our ability to protect our technologies and processes from competition. We primarily rely on trade secret laws to protect our technologies and processes, including the algorithms we use throughout our business. Others may independently develop the same or similar technologies and processes, or may improperly acquire and use information about our technologies and processes, which may allow them to provide a service similar to ours, which could harm our competitive position.

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
A predominant portion of the apparel we sell is originally manufactured in countries other than the United States. International trade disputes that result in tariffs and other protectionist measures could adversely affect our business, including disruption and cost increases in our established patterns for sourcing our merchandise and increased uncertainties in planning our sourcing strategies and forecasting our margins. For example, in recent years, the U.S. government imposed significant new tariffs on China related to the importation of certain product categories, including apparel, footwear, and other goods. A substantial portion of our products are manufactured in China. As a result of these tariffs, our cost of goods imported from China increased slightly. Additionally candidate Trump has proposed additional 60% tariffs on goods shipped from China. If Trump is re-elected president, these proposed tariffs or other tariffs on goods shipped from China would likely increase the cost of our merchandise and negatively impact our operating results. Although we continue to work with our vendors to mitigate our exposure to current or potential tariffs, there can be no assurance that we will be able to offset any increased costs. Other changes in U.S. tariffs, quotas, trade relationships, or tax provisions could also reduce the supply of goods available to us or increase our cost of goods. Although such changes would have implications across the entire industry, we may fail to effectively adapt to and manage the adjustments in strategy that would be necessary in response to those changes. In addition to the general uncertainty and overall risk from potential changes in U.S. laws and policies, as we make business decisions in the face of such uncertainty, we may incorrectly anticipate the outcomes, miss out on business opportunities, or fail to effectively adapt our business strategies and manage the adjustments that are necessary in response to those changes. These risks could adversely affect our revenues, reduce our profitability, and negatively impact our business.
We could be required to collect additional sales taxes or be subject to other tax liabilities that may increase the costs our clients would have to pay for our offering and adversely affect our operating results.
In general, we had not historically collected state or local sales, use, or other similar taxes in any jurisdictions in which we do not have a tax nexus, in reliance on court decisions and/or applicable exemptions that restrict or preclude the imposition of obligations to collect such taxes with respect to the online sales. In addition, we have not historically collected state or local sales, use, or other similar taxes in certain jurisdictions in which we do have a physical presence, in reliance on applicable exemptions. In June 2018, the U.S. Supreme Court decided, in South Dakota v. Wayfair, Inc., that state and local jurisdictions may, at least in certain circumstances, enforce a sales and use tax collection obligation on remote vendors that have no physical presence in such jurisdiction. All states have now enacted legislation to require sales and use tax collection by remote vendors and by online marketplaces. The details and effective dates of these collection requirements vary from state to state. While we now collect, remit, and report sales tax in all states that impose a sales tax, it is still possible that one or more jurisdictions may assert that we have liability from previous periods for which we did not collect sales, use, or other similar taxes, and if such an assertion or assertions were successful it could result in substantial tax liabilities, including for past sales taxes and penalties and interest, which could materially adversely affect our business, financial condition, and operating results.
Federal income tax reform could have unforeseen effects on our financial condition and results of operations.
New income or other tax laws or regulations could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws and regulations could be interpreted, modified, or applied adversely to us. For example, the Tax Cuts and Jobs Act (the “Tax Act”) and CARES Act enacted many significant changes to the U.S. tax laws. Future guidance from the IRS and other tax authorities with respect to the Tax Act and CARES Act may affect us, and certain aspects of the Tax Act and CARES Act could be repealed or modified in future legislation. Further regulatory or legislative developments may also arise. We are currently unable to predict whether such changes will occur and, if so, the ultimate impact on our business. To the extent that such changes have a negative impact on us, our suppliers or our clients, including as a result of related uncertainty, these changes may materially and adversely impact our business, financial condition, results of operations and cash flows.
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
As of August 3, 2024, we had federal and state net operating loss carryforwards of $186.7 million and $328.5 million, respectively. The federal net operating loss carryforwards may be carried forward indefinitely; state net operating loss carryforwards will expire, if not utilized, beginning in 2025. The ability to use our net operating loss carryforwards depends on the availability of future taxable income. In addition, as of August 3, 2024, we had federal and California research and development tax credit carryforwards of $57.1 million and $24.1 million, respectively. The federal research and development credits will begin to expire in 2036, if not utilized; California research and development credits do not have an expiration date. A portion of our tax attributes are subject to Sections 382 and 383 of the Internal Revenue Code and similar state provisions, which sets limitations arising from ownership changes. Any potential limitations on our ability to offset future income with our tax attributes could result in increased future tax liability to us.
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
•developments in new legislation and pending lawsuits or regulatory actions, including interim or final rulings by judicial or regulatory bodies; and
•other events or factors, including those resulting from war or incidents of terrorism, public health crises such as the COVID-19 pandemic, adverse weather events and climate conditions, or responses to these events.

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
In January 2022, our Board of Directors authorized a share repurchase program to repurchase up to $150.0 million of our outstanding Class A common stock, with no expiration date. During fiscal 2024, we did not repurchase any shares of our common stock and we had $120.0 million remaining in share repurchase capacity as of August 3, 2024. Although our Board of Directors has authorized this repurchase program, the program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The actual timing and amount of repurchases remain subject to a variety of factors, including stock price, trading volume, market conditions and other general business considerations. In addition, the terms of our first lien credit agreement with Citibank, N.A., as agent and lender (“the 2023 Credit Facility”), impose limitations on our ability to repurchase shares. The share repurchase program may be modified, suspended, or terminated at any time, and we cannot guarantee that the program will be fully consummated or that it will enhance long-term stockholder value. The program could affect the trading price of our stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our stock. In addition, this program could diminish our cash and cash equivalents and marketable securities.
Future sales of shares by existing stockholders could cause our stock price to decline.
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our Class A common stock in the public market, then the trading price of our Class A common stock could decline. In addition, shares underlying any outstanding options and restricted stock units will become eligible for sale if exercised or settled, as applicable, and to the extent permitted by the provisions of various vesting agreements and Rule 144 of the Securities Act. All the shares of Class A and Class B common stock subject to stock options and restricted stock units outstanding and reserved for issuance under our 2011 Equity Incentive Plan, our 2017 Incentive Plan, and our 2019 Inducement Plan (collectively, our “Incentive Plans”) have been registered on Form S-8 under the Securities Act and such shares are eligible for sale in the public markets, subject to Rule 144 limitations applicable to affiliates. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our Class A common stock could decline.
The dual class structure of our common stock concentrates voting control with our directors, executive officers, and their affiliates, and may depress the trading price of our Class A common stock.
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As a result, the holders of our Class B common stock, including certain of our directors, executive officers, and their affiliates, are able to exercise considerable influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stock holdings represent less than 50% of the outstanding shares of our capital stock. As of September 18, 2024, 16,832,911 of our 126,837,837 shares outstanding were held by our directors, executive officers, and their affiliates, and 12,621,359 of such shares held by our directors, executive officers, and their affiliates were shares of Class B common stock. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests. This control may adversely affect the market price of our Class A common stock and some stock indices may not allow public companies utilizing dual or multi-class capital structures to be included in their indices.

We do not currently intend to pay dividends on our Class A common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation of the value of our Class A common stock.
We have never declared or paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to pay any cash dividends on our Class A common stock in the foreseeable future. As a result, any investment return on our Class A common stock will depend upon increases in the value for our Class A common stock, which is not certain.
Delaware law and provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make a merger, tender offer, or proxy contest difficult, thereby depressing the trading price of our Class A common stock.
Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could depress the trading price of our Class A common stock by acting to discourage, delay, or prevent a change of control of our Company or changes in our management that the stockholders of our Company may deem advantageous. These provisions:
•establish a classified Board of Directors so that not all members of our Board of Directors are elected at one time;
•permit the Board of Directors to establish the number of directors and fill any vacancies and newly created directorships;
•provide that directors may only be removed for cause;
•require super-majority voting to amend some provisionsof our certificate of incorporation and bylaws;
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
We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Specifically, the Sarbanes-Oxley Act requires management to assess the effectiveness of our internal controls over financial reporting and to report any material weaknesses in such internal control. We have experienced material weaknesses and significant deficiencies in our internal controls previously. Management has concluded that our internal control over financial reporting was effective as of August 3, 2024. However, our testing, or the subsequent testing by our independent public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. If we or our accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, it could harm our operating results, adversely affect our reputation, or result in inaccurate financial reporting. Furthermore, should any such deficiencies arise we could be subject to lawsuits, sanctions or investigations by regulatory authorities, including SEC enforcement actions and we could be required to restate our financial results, any of which would require additional financial and management resources.
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

Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity
Risk Management and Strategy
At Stitch Fix, we recognize the importance of robust cybersecurity measures to protect our systems, data, and the interests of our stakeholders. We have implemented a comprehensive cybersecurity risk management strategy and governance framework to identify, assess, manage, mitigate, and respond to cybersecurity risks and threats.
Stitch Fix views its cybersecurity strategy through a multi-pronged lens encompassing prevention, detection, and response to ensure holistic coverage of the program and our environments.
Prevention
Our cybersecurity program starts with prevention, which includes risk assessment and identification. We utilize that information to design an effective layer of controls as a baseline. We regularly conduct assessments to identify and evaluate potential cybersecurity risks. This process involves analyzing our systems, networks, and data infrastructure to identify vulnerabilities and potential threats. Our cybersecurity program also includes a dedicated function for third party risk management, in which we oversee the identification and mitigation of risk associated with outsourcing to third party vendors and service providers, particularly focused on vendors who process sensitive information.
In addition to our risk assessment processes, we prioritize cybersecurity awareness and training programs for our employees. These initiatives aim to educate our workforce about potential threats, best practices for data protection, and the importance of maintaining security measures. We train our employees through annual security training, phishing simulations, and regular communications about cybersecurity topics and threats.
Detection
Our cybersecurity program includes tools and processes designed to detect unusual network activity, anomalous cybersecurity events, and breaches. We utilize a variety of preventative measures and detective tools.
Response
We have developed an incident response plan to ensure a swift and effective response in the event of a cybersecurity incident. This plan includes predefined roles and responsibilities, communication protocols, and steps to contain and remediate any vulnerabilities that may lead to a breach.
Governance
Our Chief Information Security Officer (“CISO”) oversees the Company’s cybersecurity program. Our CISO, who reports to our Chief Technology Officer (“CTO”), has over 20 years of experience in information technology, risk, and cybersecurity leadership, and has previously held both CISO and CTO roles.
The Audit Committee of our Board of Directors provides oversight for our cybersecurity program and our enterprise risk management process, which evaluates enterprise level risks and strategies, including our cybersecurity risk. The Audit Committee receives updates from management on the effectiveness of our cybersecurity program. The Audit Committee also reviews plans on how management will enhance the program, receives updates on special topics that help the Committee provide effective oversight of the program, and is notified in the event of certain cybersecurity incidents.
Although we have not experienced a material cybersecurity breach, we cannot guarantee that we will not experience a cyber threat or incident in the future. For more information regarding the cybersecurity risks we face, see Item 1A. Risk Factors in this Annual Report.
Item 2. Properties.
Our principal physical properties are located in the United States. Our corporate headquarters are located in San Francisco, California, and comprise approximately 134,000 square feet of space. Given our more distributed workforce, and our recent reduction in headcount, we are actively marketing approximately 96,000 square feet of this space for sublease.
We also currently lease and operate three fulfillment centers in the United States. We currently utilize a total of approximately 2,114,000 square feet, at which we receive merchandise from vendors, ship products to clients, and receive and process returns from clients. These facilities are located in Arizona, Indiana, and Georgia. We currently sublease approximately 1,012,000 square feet space at our former Salt Lake City, Utah fulfillment center.
We believe our facilities are sufficient for our current needs.

Item 3. Legal Proceedings.
The information contained in Note 8, “Commitments and Contingencies” under the heading “Contingencies” in the Notes to the Consolidated Financial Statements included within Item 8. Financial Statements and Supplementary Data to this Annual Report on Form 10-K is incorporated herein by reference.
Item 4. Mine Safety Disclosures.
Not applicable.

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
Holders of Record
As of the close of business on September 18, 2024, there were 36 stockholders of record of our Class A common stock and 14 stockholders of record of our Class B common stock. The actual number of holders of our Class A and Class B common stock is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees. The number of holders of record presented here also does not include stockholders whose shares may be held in trust by other entities.
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
Cumulative Stock Performance Graph
The following graph compares the cumulative total return to stockholders on our Class A common stock relative to the cumulative total returns of the Standard and Poor’s Retail Select Industry Index (S&P Retail Select Industry) and Nasdaq Composite Index (Nasdaq Composite). An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock and in each index on August 3, 2019, and its relative performance is tracked through August 3, 2024. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class A common stock.

Cumulative Stock Performance Graph
$400
$350
$300
$250
$200
$150
$100
$50
$0
July 2019
July 2020
July 2021
July 2022
July 2023
July 2024
S&P Retail Select Industry
Nasdaq Composite
Stitch Fix, Inc.

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
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
In January 2022, our Board of Directors authorized a share repurchase program to repurchase up to $150.0 million of our outstanding Class A common stock, with no expiration date (the “2022 Repurchase Program”). We may repurchase shares from time to time through open market repurchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. The actual timing, number and value of shares repurchased in the future will be determined by the Company in its discretion and will depend on a number of factors, including price, trading volume, market conditions, and other general business conditions. During fiscal 2024, we did not repurchase any shares of our common stock and we had $120.0 million remaining in share repurchase capacity as of August 3, 2024.
Item 6. [Reserved]
Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our audited consolidated financial statements and related notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K (“Annual Report”). We use a 52- or 53-week fiscal year, with our fiscal year ending on the Saturday that is closest to July 31 of that year. The fiscal year ending August 3, 2024 (“fiscal 2024”) consists of 53 weeks, and the fiscal years ended, July 29, 2023 (“fiscal 2023”), and July 30, 2022 (“fiscal 2022”) consisted of 52 weeks. Throughout this Annual Report, all references to quarters and years are to our fiscal quarters and fiscal years unless otherwise noted.
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
A discussion regarding our financial condition and results of operation for fiscal 2024, compared to fiscal 2023, and for fiscal 2023 compared to fiscal 2022, is presented below.
Business Overview
In 2011, Stitch Fix introduced an innovative approach to shopping for clothing and accessories. We were inspired by the opportunity to create a client-first styling experience, offering an alternative to impersonal, time-consuming and inconvenient traditional shopping. Clients engage with us by (1) receiving a curated shipment of items informed by our algorithms and chosen by a Stitch Fix Stylist (a “Fix”); or (2) purchasing directly from our website or mobile app based on an individualized assortment of outfit and item recommendations (“Freestyle”). Clients choose to schedule regular shipments or order a Fix on demand. Then, after receiving a Fix, they can purchase the items they want to keep and return the other items, if any.
Discontinued Operations
During the first quarter of fiscal 2024, we ceased operations of our UK business and the accounting requirements for reporting the UK business as a discontinued operation were met. Accordingly, any discussion of historical information in Management’s Discussion and Analysis below reflects the results of the UK business as a discontinued operation, and, amounts and disclosures below relate to the Company's continuing operations for all periods presented, unless otherwise noted. Refer to Note 14, “Discontinued Operations” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report for further details.
Financial Overview
For fiscal 2024, we reported $1.3 billion of net revenue representing a year-over-year decline of 16.0% as compared to fiscal 2023. As of August 3, 2024, and July 29, 2023, we had approximately 2,508,000 and 3,121,000 active clients, respectively, representing a year-over-year decline of 19.6%. Refer to the section titled “Key Financial and Operating Metrics” below for information on how we define and calculate active clients.
During fiscal 2024 and fiscal 2023, we experienced a decline in net revenue year-over-year primarily due to our challenges in acquiring and retaining clients. We expect these challenges in acquiring and retaining active clients to continue having a negative compounding effect on net revenue in fiscal 2025. We remain focused on retaining current clients, improving the conversion of new clients, and enhancing our overall client experience for new and existing clients.
Net loss from continuing operations for fiscal 2024 was $118.9 million, compared to a net loss from continuing operations of $150.3 million for fiscal 2023. Despite lower revenues year-over-year, our net loss in fiscal 2024 was lower due to several restructuring actions that took place in both fiscal 2023 and fiscal 2024 as described below, which reduced fixed and variable operating expenses, in addition to a reduction in advertising expense. For more information on the components of net loss from continuing operations, refer to the section titled “Results of Operations” below.

Restructuring
During fiscal 2024 and fiscal 2023, in furtherance of and as an expansion of the restructuring plan announced in June 2022 (the “2022 Restructuring Plan”), we undertook several restructuring actions. These actions were taken to reduce our future fixed and variable operating costs and allow us to centralize key capabilities, strengthen decision-making to drive efficiencies, and ensure we are allocating resources to our most critical priorities. In connection with activities taken for the 2022 Restructuring Plan and activities in furtherance of and as an expansion of the 2022 Restructuring Plan, described further below, we have recorded the following:

	For the Fiscal Year Ended
(in thousands)	August 3, 2024	July 29, 2023	July 30, 2022
Cash restructuring charges:
Severance and employee-related benefits (1)	$10,065	$18,142	$10,869
Lease termination (1)	1,466	—	—
Other (1)	3,090	722	—
Non-cash restructuring charges:
Asset impairments (1, 2)	19,283	16,874	6,154
Accelerated depreciation (1)	9,021	2,805	—
Inventory impairment (3)	—	—	719
Other (1)	913	1,364	—
Total restructuring	$43,838	$39,907	$17,742
(1) Recorded in selling, general, and administrative expenses on the consolidated statements of operations and comprehensive loss.
(2) Includes impairments of both operating lease right-of-use assets and property and equipment.
(3) Recognized in cost of goods sold on the consolidated statements of operations and comprehensive loss.

Below is a summary of the restructuring actions taken to date in connection with the 2022 Restructuring Plan:
•In fiscal 2022, the 2022 Restructuring Plan reduced our then-current employee workforce by approximately 4%, including approximately 15% of our then-salaried positions.
•In furtherance of and as an expansion of the 2022 Restructuring Plan, in January 2023, we implemented a plan of termination that reduced our then-current employee workforce by approximately 6%, including approximately 20% of our then-salaried positions.
•In furtherance of and as an expansion of the 2022 Restructuring Plan, in June 2023, we announced the closure of our fulfillment centers in Bethlehem, Pennsylvania and Dallas, Texas. The Bethlehem, Pennsylvania location ceased operations during the fiscal quarter ended October 28, 2023, and the Dallas, Texas location ceased operations during the fiscal quarter ended April 27, 2024.
•In furtherance of and as an expansion of the 2022 Restructuring Plan, in January 2024, we implemented an organization realignment that resulted in the further elimination of styling leadership and corporate positions.
•In furtherance of and as an expansion of the 2022 Restructuring Plan, in January 2024, we revised our compensation model for full-time Stylists to move to a part-time only model, whereby Stylists who opted to continue with the Company received one-time restructuring bonuses. These bonuses will be paid over three quarters, with the last payment in the first quarter of fiscal 2025.
•In furtherance of and as an expansion of the 2022 Restructuring Plan, in the fourth quarter of fiscal 2024, we recorded impairments related to a portion of our corporate office space due to a change in the use of this space.
We have $3.3 million in restructuring related liabilities as of August 3, 2024, and we expect substantially all cash payments in connection with expenses incurred to date related to the 2022 Restructuring Plan will be completed in the first quarter of fiscal 2025. Refer to Note 13, “Restructuring” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report for further details of restructuring actions taken.
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
Adjusted EBITDA
We define Adjusted EBITDA as net loss from continuing operations excluding interest income, other (income) expense, net, provision (benefit) for income taxes, depreciation and amortization, stock-based compensation expense, and restructuring and other one-time costs related to our continuing operations. The following table presents a reconciliation of net loss from continuing operations, the most comparable GAAP financial measure, to Adjusted EBITDA for each of the periods presented:

	For the Fiscal Year Ended
(in thousands)	August 3, 2024	July 29, 2023	July 30, 2022
Adjusted EBITDA:
Net loss from continuing operations	$(118,885)	$(150,336)	$(181,605)
Add (deduct):
Interest income	(11,250)	(5,841)	(924)
Other (income) expense, net	(1,631)	25	394
Provision (benefit) for income taxes	(1,661)	871	(2,335)
Depreciation and amortization (1)	35,489	38,375	33,533
Stock-based compensation expense (2)	76,756	102,072	124,944
Restructuring and other one-time costs (3)	50,463	45,749	26,206
Adjusted EBITDA	$29,281	$30,915	$213
 (1) For fiscal 2024 and 2023, depreciation and amortization excluded $12.1 million and $2.8 million, respectively, reflected in “Restructuring and other one-time costs.”
 (2) For fiscal 2022, stock-based compensation expense excluded $1.1 million reflected in “Restructuring and other one-time costs.”
 (3) For fiscal 2024, restructuring charges were $43.8 million and other one-time costs were $6.7 million in one-time professional services fees. For fiscal 2023, restructuring charges were $39.9 million and other one-time costs were $5.8 million in retention bonuses for continuing employees. For fiscal 2022, restructuring charges were $17.7 million and other one-time costs were $8.5 million in retention bonuses for continuing employees. Refer to Note 13, “Restructuring” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report for more details.

Free Cash Flow
We define Free Cash Flow as cash flows provided by operating activities from continuing operations, reduced by purchases of property and equipment that are included in cash flows from investing activities from continuing operations. The following table presents a reconciliation of net cash flows provided by operating activities from continuing operations, the most comparable GAAP financial measure, to Free Cash Flow for each of the periods presented:

	For the Fiscal Year Ended
(in thousands)	August 3, 2024	July 29, 2023	July 30, 2022
Free Cash Flow reconciliation:
Net cash provided by operating activities from continuing operations	$28,207	$73,230	$75,217
Deduct:
Purchases of property and equipment from continuing operations	(13,965)	(18,863)	(44,957)
Free Cash Flow	$14,242	$54,367	$30,260
Net cash provided by (used in) investing activities from continuing operations	$(78,742)	$64,476	$11,627
Net cash used in financing activities from continuing operations	$(15,493)	$(15,085)	$(59,580)

Operating Metrics

	August 3, 2024	July 29, 2023	July 30, 2022
Active Clients (in thousands)	2,508	3,121	3,590
Net Revenue per Active Client	$533	$510	$562
Active Clients
We believe that the number of active clients is a key indicator of the overall health of our business. We define an active client as a client who checked out a Fix or was shipped an item via Freestyle in the preceding 52 weeks, measured as of the last day of that period. Clients check out a Fix when they indicate which items they are keeping through our mobile application or on our website. We consider each Women’s, Men’s, or Kids account as a client, even if they share the same household. We had 2,508,000 and 3,121,000 active clients as of August 3, 2024, and July 29, 2023, respectively, representing a year-over-year decline of 19.6%. The decline in active clients is due to dormant clients outpacing new client additions during the year, which we largely attribute to client conversion and retention challenges.

Net Revenue per Active Client
We believe that net revenue per active client is an indicator of client engagement and satisfaction. We calculate net revenue per active client based on net revenue over the preceding four fiscal quarters divided by the number of active clients, measured as of the last day of the period. Net revenue per active client was $533 and $510 as of August 3, 2024, and July 29, 2023, respectively, representing a year-over-year increase of 4.5%.
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
Marketing expense is recorded in selling, general, and administrative expenses in the consolidated statements of operations and comprehensive loss. The largest component of our marketing expense is advertising, which was $111.4 million in fiscal 2024, compared to $111.6 million in fiscal 2023. We expect advertising expense to approximate 8% to 9% of revenue in fiscal 2025; however, we will continue to be methodical about our approach when we are making investments in advertising, and may adjust our spending up or down based on performance.
Operations and Infrastructure
We intend to leverage our data science and deep understanding of our clients’ needs to make targeted investments in technology and product. In the second quarter of fiscal 2023, we decided to close our Salt Lake City fulfillment center in order to optimize network capacity. In June 2023, we announced the intended closures of our fulfillment centers in Bethlehem, Pennsylvania and Dallas, Texas. The Bethlehem, Pennsylvania location ceased operations during the fiscal quarter ended October 28, 2023 and the Dallas, Texas location ceased operations during the fiscal quarter ended April 27, 2024. Refer to Note 13, “Restructuring” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report for further details.
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
We generate revenue from the sale of merchandise through our Fix and Freestyle offerings. With our Fix offering, we charge a nonrefundable upfront fee, referred to as a “styling fee,” that is credited towards any merchandise purchased. We offer Style Pass to provide select clients with an alternative to paying a styling fee per Fix. Style Pass clients pay a nonrefundable annual fee for unlimited styling that is credited towards merchandise purchases. We deduct discounts, sales tax, and estimated refunds to arrive at net revenue, which we refer to as revenue throughout this Annual Report. We also recognize revenue resulting from estimated breakage income on gift cards.
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

Selling, General, and Administrative Expenses
Selling, general, and administrative expenses (“SG&A”) consist primarily of compensation and benefits costs, including stock-based compensation expense, for our employees including our Stylists, fulfillment center operations, data analytics, merchandising, engineering, marketing, client experience, and corporate personnel. SG&A also includes marketing and advertising costs, third-party logistics costs, facility costs for our fulfillment centers and offices, professional service fees, information technology costs, and depreciation and amortization expense. As a result of our restructuring and cost reduction actions throughout fiscal years 2024, 2023, and 2022, we expect SG&A in fiscal 2025 to decrease as compared to fiscal 2024. Our classification of certain components within SG&A may vary from other companies in our industry and may not be comparable.
Interest Income
Interest income is generated from our cash equivalents and investments in available-for-sale securities.
Provision (Benefit) for Income Taxes
Our provision (benefit) for income taxes consists of an estimate of federal and state income taxes based on enacted federal and state tax rates, as adjusted for allowable credits, deductions, uncertain tax positions, and changes in the valuation of our net federal and state deferred tax assets.
Results of Operations
Comparison of the Fiscal Years Ended August 3, 2024, July 29, 2023, and July 30, 2022
The following table summarizes our financial results from continuing operations:

	For the Fiscal Year Ended			2024 vs. 2023	2023 vs. 2022
(in thousands)	August 3, 2024	July 29, 2023	July 30, 2022	% Change	% Change
Revenue, net	$1,337,468	$1,592,521	$2,017,804	(16.0)%	(21.1)%
Cost of goods sold	745,430	916,908	1,131,132	(18.7)%	(18.9)%
Gross profit	592,038	675,613	886,672	(12.4)%	(23.8)%
Selling, general, and administrative expenses	725,465	830,894	1,071,142	(12.7)%	(22.4)%
Operating loss	(133,427)	(155,281)	(184,470)	(14.1)%	(15.8)%
Interest income	11,250	5,841	924	92.6%	*
Other income (expense), net	1,631	(25)	(394)	*	(93.7)%
Loss before income taxes	(120,546)	(149,465)	(183,940)	(19.3)%	(18.7)%
Provision (benefit) for income taxes	(1,661)	$871	$(2,335)	*	*
Net loss from continuing operations	$(118,885)	$(150,336)	$(181,605)	(20.9)%	(17.2)%
* Not meaningful

The components of our results from continuing operations as a percentage of net revenue were as follows:

	For the Fiscal Year Ended
	August 3, 2024	July 29, 2023	July 30, 2022
Revenue, net	100.0%	100.0%	100.0%
Cost of goods sold	55.7%	57.6%	56.1%
Gross margin	44.3%	42.4%	43.9%
Selling, general, and administrative expenses	54.2%	52.2%	53.1%
Operating loss	(10.0)%	(9.8)%	(9.1)%
Interest income	0.8%	0.4%	—%
Other income (expense), net	0.1%	—%	—%
Loss before income taxes	(9.0)%	(9.4)%	(9.1)%
Provision (benefit) for income taxes	(0.1)%	0.1%	(0.1)%
Net loss from continuing operations	(8.9)%	(9.4)%	(9.0)%
Note: Due to rounding, percentages in this table may not sum to totals.
Revenue and Gross Margin
Revenue in fiscal 2024, which included a $21.6 million impact of an extra week, decreased by $255.1 million, or 16.0%, as compared to revenue in fiscal 2023. The decline in revenue was primarily attributable to a 19.6% decline in active clients from July 29, 2023 to August 3, 2024, which led to a decrease in sales of merchandise. Partially offsetting the revenue decline was an improvement in revenue per active client, which was driven by an increase in the average order value with the number of items kept by our clients per Fix increasing, and an extra week of revenue in the current year.
Gross margin for fiscal 2024, increased by 190 basis points as compared to fiscal 2023. The increase in gross margin was primarily driven by improved product margins and transportation leverage as our carrier mix yielded more favorable rates year over year.
Revenue in fiscal 2023 decreased by $425.3 million, or 21.1%, as compared to revenue in fiscal 2022. The decline in revenue was primarily attributable to a 13.1% decline in active clients from July 30, 2022 to July 29, 2023, which led to a decrease in sales of merchandise. Revenue was also impacted by a 9.3% decline in net revenue per active client in fiscal 2023, as compared to fiscal 2022, as clients spent less during the year.
Gross margin for fiscal 2023, decreased by 150 basis points as compared to fiscal 2022. The decrease was primarily attributable to higher product and transportation costs as a percentage of revenue in fiscal year 2023, substantially offset by our improved inventory position, as we better aligned our inventory composition, which led to lower inventory write-offs as a percentage of revenue.
Selling, General, and Administrative Expenses
SG&A in fiscal 2024, which included an extra week, decreased by $105.4 million, or 12.7%, as compared to fiscal 2023, primarily due to a $111.6 million decrease in compensation and benefits expense, including lower stock-based compensation, largely driven by our restructuring actions, and reductions in variable labor costs due to lower sales volumes. SG&A was also impacted by $19.3 million non-cash impairment charges recorded in fiscal 2024, as compared to the non-cash impairment charges of $16.9 million recorded in fiscal 2023. These decreases were partially offset by one-time professional service fees in fiscal 2024.
SG&A as a percentage of revenue increased to 54.2% in fiscal 2024, as compared to 52.2% in fiscal 2023. The increase in SG&A as a percentage of revenue was primarily driven by revenue declining at a faster rate than SG&A in fiscal year 2024.
SG&A in fiscal 2023 decreased by $240.2 million, or 22.4%, as compared to fiscal 2022, primarily due to a $147.8 million decrease in compensation and benefits expense, including lower stock-based compensation, largely driven by our restructuring actions and reductions in variable labor costs due to lower sales volumes. These decreases were partially offset by a year-over-year increase of $19.5 million in restructuring and other one-time costs. SG&A expense was also impacted by a $78.3 million reduction in our advertising expense as compared to fiscal 2022, as a result of our decision to reduce advertising spend in fiscal 2023.
SG&A as a percentage of revenue decreased to 52.2% in fiscal 2023, as compared to 53.1% in fiscal 2022. The decrease in SG&A margin was primarily related to reductions in advertising, which was 7.0% of net revenue in fiscal 2023, as compared to 9.4% of net revenue in fiscal 2022. This was partially offset by restructuring and other one-time costs, which increased as a percentage of net revenue from 1.3% in fiscal 2022 to 2.9% in fiscal 2023.
Provision for Income Taxes
The following table summarizes our effective tax rate for the periods presented:

	For the Fiscal Year Ended
(in thousands)	August 3, 2024	July 29, 2023	July 30, 2022
Loss from continuing operations before income taxes	$(120,546)	$(149,465)	$(183,940)
Provision (benefit) for income taxes	(1,661)	871	(2,335)
Effective tax rate	1.4%	(0.6)%	1.3%
Our effective tax rate and provision for income taxes decreased in fiscal 2024 as compared to fiscal 2023, primarily due to reserve releases in fiscal 2024 from lapses in statutes of limitation and effective settlement of prior year tax positions.
Our effective tax rate and provision for income taxes increased in fiscal 2023 as compared to fiscal 2022, primarily due to increases in federal income taxes and less reserve releases due to lapses in statutes of limitation.
Liquidity and Capital Resources
Sources of Liquidity
Our principal sources of liquidity include our cash, cash equivalents, investments, cash flows from continuing operations, and borrowing capacity under our credit facility. As of August 3, 2024, we had $162.9 million of cash and cash equivalents, which included $0.7 million held outside the U.S. in the UK, and $84.1 million of short-term investments with contractual maturities of 12 months or less. We will use our cash balances in the UK to settle the remaining liabilities attributable to our discontinued operations.

Credit Facility
On December 4, 2023, we entered into a first lien credit agreement with Citibank, N.A., as agent and lender, which provides for a $50.0 million revolving credit facility maturing on December 4, 2026 (the “2023 Credit Facility”). The 2023 Credit Facility includes a sub-facility that provides for the issuance of letters of credit in an amount of up to $30.0 million. Availability of the 2023 Credit Facility will be based upon a borrowing base formula and periodic borrowing base certifications valuing certain of our accounts receivable, credit card receivables, and inventory as reduced by certain reserves, if any. Our borrowing availability based on balances as of August 3, 2024 was $45.0 million, and our excess availability was $25.0 million as a result of outstanding letters of credit and no outstanding borrowing.
For information on the terms of the 2023 Credit Facility, refer to Note 7, “Credit Agreement” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
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
Share Repurchases
In January 2022, our Board of Directors authorized a share repurchase program to repurchase up to $150.0 million of our outstanding Class A common stock, with no expiration date (the “2022 Repurchase Program”). We may repurchase shares from time to time through open market repurchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. The actual timing, number and value of shares repurchased in the future will be determined by the Company in its discretion and will depend on a number of factors, including price, trading volume, market conditions, and other general business conditions. Repurchases will be funded from the Company’s existing cash and cash equivalents or future cash flow. The repurchase program may be modified, suspended, or terminated at any time. The Company made no repurchases of Class A common stock in fiscal 2024 or fiscal 2023. As of August 3, 2024, the Company had repurchased 2,302,141 shares of Class A common stock for $30.0 million, and $120.0 million remained available under the 2022 Repurchase Program authorization.
Cash Flows
The following table summarizes our cash flows for the periods indicated below:

	For the Fiscal Year Ended
(in thousands)	August 3, 2024	July 29, 2023	July 30, 2022
Net cash provided by operating activities from continuing operations	$28,207	$73,230	$75,217
Net cash provided by (used in) investing activities from continuing operations	(78,742)	64,476	11,627
Net cash used in financing activities from continuing operations	(15,493)	(15,085)	(59,580)
Net increase (decrease) in cash and cash equivalents from continuing operations	$(66,028)	$122,621	$27,264
Cash Provided by Operating Activities from Continuing Operations
During fiscal 2024, cash provided by operating activities from continuing operations was $28.2 million, which consisted of a net loss from continuing operations of $118.9 million, adjusted by non-cash charges of $124.6 million and a $22.5 million change in net operating assets and liabilities. The non-cash charges were primarily driven by $76.8 million of stock-based compensation expense and $44.5 million of depreciation, amortization, and accretion, $19.3 million of asset impairment, partially offset by $15.1 million of changes in inventory reserves. The change in net operating assets and liabilities was primarily due to a change of $47.7 million in gross inventory balances due to a decline in inventory receipts to bring inventory balances in line with current demand.
During fiscal 2023, cash provided by operating activities from continuing operations was $73.2 million, which consisted of a net loss from continuing operations of $150.3 million, adjusted by non-cash charges of $145.0 million and a change of $78.5 million in our net operating assets and liabilities. The non-cash charges were primarily driven by $102.1 million of stock-based compensation expense, $42.1 million of depreciation and amortization, and $16.9 million in asset impairment charges. The change in net operating assets and liabilities was primarily due to a change of $76.0 million in our inventory balance due to a decline in inventory receipts to bring inventory balances in line with current demand, and a cash inflow of $53.0 million from income tax refunds, partially offset by a decrease of $60.1 million in accounts payable and accrued liabilities due to timing of payments.

During fiscal 2022, cash provided by operating activities from continuing operations was $75.2 million, which consisted of a net loss from continuing operations of $181.6 million, adjusted by non-cash charges of $182.9 million and a change of $73.9 million in our net operating assets and liabilities. The non-cash charges were primarily driven by $126.1 million of stock-based compensation expense, $35.7 million of depreciation and amortization, $14.7 million in inventory reserves, and $6.2 million in asset impairment charges. The change in net operating assets and liabilities was primarily due to an increase of $67.4 million in accounts payable balance due to timing of inventory receipts and payments.
Cash Provided (Used in) by Investing Activities from Continuing Operations
During fiscal 2024, cash used in investing activities from continuing operations was $78.7 million. This was primarily due to the purchase of available-for-sale securities of $97.3 million and the purchases of property and equipment of $14.0 million, partially offset by the maturities of available-for-sale securities of $32.2 million.
During fiscal 2023, cash provided by investing activities from continuing operations was $64.5 million, primarily related to net cash flow from purchases, sales, and maturities of $82.5 million of highly rated available-for-sale securities, partially offset by $18.9 million in purchases of property and equipment.
During fiscal 2022, cash provided by investing activities was $11.6 million, primarily related to net cash flow from purchases, sales, and maturities of $56.6 million of highly rated available-for-sale securities, partially offset by $45.0 million in purchases of property and equipment.
Cash Used in Financing Activities from Continuing Operations
During fiscal 2024, cash used in financing activities was $15.5 million, which was primarily due to payments for tax withholding related to vesting of restricted stock units of $16.1 million, partially offset by proceeds from the exercise of stock options of $1.0 million.
During fiscal 2023, cash used in financing activities from continuing operations was $15.1 million, which was primarily due to payments for tax withholding related to vesting of restricted stock units of $15.1 million.
During fiscal 2022, cash used in financing activities from continuing operations was $59.6 million, which was primarily due to payments for tax withholding related to vesting of restricted stock units of $31.1 million and repurchases of common stock of $30.0 million, partially offset by proceeds from the exercise of stock options of $1.5 million.
Effect of Exchange Rate Changes on Cash and Cash Equivalents
Cash and cash equivalents at both August 3, 2024 and July 29, 2023 were impacted based on fluctuations in the exchange rate of the British pound sterling to the U.S. dollar.
Contractual Obligations and Other Commitments
Our most significant contractual obligations relate to purchase commitments of inventory and operating lease obligations on our fulfillment centers and corporate office. As of August 3, 2024, we had $132.9 million of enforceable and legally binding inventory purchase commitments, predominantly due within one year. For information on our contractual obligations for operating leases, refer to Note 4, “Leases” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report.
Critical Accounting Policies and Estimates
Our consolidated financial statements have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosures. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
The critical accounting policies, estimates, and judgments that we believe to have the most significant impacts to our consolidated financial statements are described below.
Inventory, net
Inventory, net consists of finished goods which are recorded at the lower of cost or net realizable value using the first-in-first-out (“FIFO”) method. We establish a reserve for excess and slow-moving inventory we expect to write off or sell below cost as liquidations based on historical trends, which considers factors such as the age of the inventory and sell through rate for a particular item. In addition, we estimate and accrue shrinkage as a percentage of inventory out to the client and also accrue for damaged items and items we intend to liquidate. Estimates are made to reduce the inventory value for lost, stolen, damaged, or liquidated items to net realizable value. If actual experience differs significantly from our estimates due to changes in client merchandise preferences, client demand, or economic conditions, additional inventory write-downs may be required which could adversely affect our operating results. A 10% change in our inventory reserves estimate as of August 3, 2024 would result in a change in reserves of approximately $2.4 million.

We have not made any material changes to our assumptions included in the calculations of the lower of cost or net realizable value reserves during fiscal 2024 or fiscal 2023.
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
We have not made any material changes to our revenue recognition accounting policies during fiscal 2024.
Recent Accounting Pronouncements
For recent accounting pronouncements, refer to Note 2, “Significant Accounting Policies” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our cash equivalents and investments in available-for-sale securities are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments. However, due to the short-term nature of our investment portfolio as of August 3, 2024, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio. As such, we do not expect a sudden change in market interest rates would have a material impact on our consolidated financial results.
Foreign Currency Risk
During fiscal 2024, our revenue was earned in U.S. dollars and British pound sterling. Our operations in the UK, which are classified as discontinued operations, exposed us to fluctuations in foreign currency exchange rates on our operating expenses. Fluctuations in foreign currency exchange rates could have resulted in transaction gains or losses on transactions in currencies other than the U.S. dollar or British pound sterling. During fiscal 2024, a hypothetical 10% increase or decrease in exchange rates would not have had a material impact on our consolidated financial results.
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

Item 8. Financial Statements and Supplementary Data.

STITCH FIX, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Stitch Fix, Inc.:
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Stitch Fix, Inc. and subsidiaries (the “Company”) as of August 3, 2024, and July 29, 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flow, for each of the fiscal years ended August 3, 2024, July 29, 2023 and July 30, 2022 and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of August 3, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 3, 2024, and July 29, 2023, and the results of its operations and its cash flows for each of the fiscal years ended August 3, 2024, July 29, 2023 and July 30, 2022, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 3, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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
Emphasis of Matter
As discussed in Note 2 to the financial statements, the financial statements have been retrospectively adjusted for discontinued operations of the UK business.
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
Inventory, Net - Excess and Slow-Moving Inventory Reserve - Refer to Note 2 to the financial statements
Critical Audit Matter Description
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
•We compared actual write-off activity in the current year to the excess and slow-moving inventory reserve estimated by the Company in the prior year to evaluate management’s ability to accurately estimate the excess and slow-moving inventory reserve.
•We evaluated the appropriateness of and performed audit procedures over specified inputs supporting management’s excess and slow-moving inventory reserve estimate, including the age of on-hand inventory, historical inventory trends, and historical write-off activity.
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
•We looked for indications that the reserve for excess and slow-moving inventory may be understated by evaluating write-off activity of inventory subsequent to August 3, 2024.

/s/ Deloitte & Touche LLP
San Francisco, California
September 25, 2024

We have served as the Company’s auditor since 2014.

Stitch Fix, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	August 3, 2024	July 29, 2023
Assets
Current assets:
Cash and cash equivalents	$162,862	$239,437
Short-term investments	84,106	18,161
Inventory, net	97,903	130,548
Prepaid expenses and other current assets	21,839	27,692
Current assets, discontinued operations	—	9,623
Total current assets	366,710	425,461
Property and equipment, net	51,517	79,757
Operating lease right-of-use assets	63,780	104,533
Other long-term assets	4,857	2,681
Long-term assets, discontinued operations	—	2,046
Total assets	$486,864	$614,478
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$87,058	$96,730
Operating lease liabilities	21,817	28,210
Accrued liabilities	73,007	69,893
Gift card liability	6,749	10,328
Deferred revenue	9,217	11,366
Other current liabilities	5,201	8,802
Current liabilities, discontinued operations	502	12,782
Total current liabilities	203,551	238,111
Operating lease liabilities, net of current portion	95,685	125,418
Other long-term liabilities	606	3,639
Total liabilities	299,842	367,168
Commitments and contingencies (Note 8)
Stockholders’ equity:
Class A common stock, $0.00002 par value – 2,000,000,000 shares authorized at August 3, 2024 and July 29, 2023; 104,742,401 and 90,217,226 shares issued at August 3, 2024 and July 29, 2023; and 102,440,260 and 90,217,226 shares outstanding at August 3, 2024, and July 29, 2023, respectively	1	1
Class B common stock, $0.00002 par value – 100,000,000 shares authorized at August 3, 2024, and July 29, 2023; 22,318,035 and 25,405,020 shares issued and outstanding at August 3, 2024, and July 29, 2023, respectively	1	1
Additional paid-in capital	684,650	615,236
Accumulated other comprehensive income (loss)	(335)	527
Accumulated deficit	(467,253)	(338,413)
Treasury stock at cost - 2,302,141 and 2,302,141 shares as of August 3, 2024, and July 29, 2023, respectively	(30,042)	(30,042)
Total stockholders’ equity	187,022	247,310
Total liabilities and stockholders’ equity	$486,864	$614,478

The accompanying notes are an integral part of these consolidated financial statements.

Stitch Fix, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)

	For the Fiscal Year Ended
	August 3, 2024	July 29, 2023	July 30, 2022
Revenue, net	$1,337,468	$1,592,521	$2,017,804
Cost of goods sold	745,430	916,908	1,131,132
Gross profit	592,038	675,613	886,672
Selling, general, and administrative expenses	725,465	830,894	1,071,142
Operating loss	(133,427)	(155,281)	(184,470)
Interest income	11,250	5,841	924
Other income (expense), net	1,631	(25)	(394)
Loss before income taxes	(120,546)	(149,465)	(183,940)
Provision (benefit) for income taxes	(1,661)	871	(2,335)
Net loss from continuing operations	(118,885)	(150,336)	(181,605)
Net loss from discontinued operations, net of income taxes	(9,955)	(21,637)	(25,516)
Net loss	$(128,840)	$(171,973)	$(207,121)
Other comprehensive income (loss):
Change in unrealized loss on available-for-sale securities, net of tax	267	1,738	(2,050)
Foreign currency translation	(1,129)	2,316	(4,888)
Total other comprehensive income (loss), net of tax	(862)	4,054	(6,938)
Comprehensive loss	$(129,702)	$(167,919)	$(214,059)
Loss per share from continuing operations, attributable to common stockholders:
Basic	$(0.99)	$(1.31)	$(1.67)
Diluted	$(0.99)	$(1.31)	$(1.67)
Loss per share from discontinued operations, attributable to common stockholders:
Basic	$(0.08)	$(0.19)	$(0.23)
Diluted	$(0.08)	$(0.19)	$(0.23)
Loss per share attributable to common stockholders:
Basic	$(1.07)	$(1.50)	$(1.90)
Diluted	$(1.07)	$(1.50)	$(1.90)
Weighted-average shares used to compute loss per share attributable to common stockholders:
Basic	120,214,198	114,684,980	108,762,589
Diluted	120,214,198	114,684,980	108,762,589

The accompanying notes are an integral part of these consolidated financial statements.

Stitch Fix, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance as of July 31, 2021	107,955,988	$2	$416,755	$3,411	$40,681	—	$—	$460,849
Issuance of common stock upon exercise of stock options	176,977	—	1,534	—	—	—	—	1,534
Issuance of restricted stock units, net of tax withholdings	3,459,966	—	(31,742)	—	—	—	—	(31,742)
Stock-based compensation	—	—	136,111	—	—	—	—	136,111
Repurchase of common stock	—	—	—	—	—	(2,302,141)	(30,042)	(30,042)
Net loss	—	—	—	—	(207,121)	—	—	(207,121)
Other comprehensive loss, net of tax	—	—	—	(6,938)	—	—	—	(6,938)
Balance as of July 30, 2022	111,592,931	$2	$522,658	$(3,527)	$(166,440)	(2,302,141)	$(30,042)	$322,651
Issuance of common stock upon exercise of stock options	121,687	—	161	—	—	—	—	161
Issuance of restricted stock units, net of tax withholdings	6,209,769	—	(15,583)	—	—	—	—	(15,583)
Stock-based compensation	—	—	108,000	—	—	—	—	108,000
Net loss	—	—	—	—	(171,973)	—	—	(171,973)
Other comprehensive income, net of tax	—	—	—	4,054	—	—	—	4,054
Balance as of July 29, 2023	117,924,387	$2	$615,236	$527	$(338,413)	(2,302,141)	$(30,042)	$247,310
Issuance of common stock upon exercise of stock options	268,954	—	1,028	—	—	—	—	1,028
Issuance of restricted stock units, net of tax withholdings	8,867,095	—	(16,261)	—	—	—	—	(16,261)
Stock-based compensation	—	—	84,647	—	—	—	—	84,647
Net loss	—	—	—	—	(128,840)	—	—	(128,840)
Other comprehensive loss, net of tax	—	—	—	(862)	—	—	—	(862)
Balance as of August 3, 2024	127,060,436	$2	$684,650	$(335)	$(467,253)	(2,302,141)	$(30,042)	$187,022

The accompanying notes are an integral part of these consolidated financial statements.

Stitch Fix, Inc.
Consolidated Statements of Cash Flow
(In thousands)

	For the Fiscal Year Ended
	August 3, 2024	July 29, 2023	July 30, 2022
Cash Flows from Operating Activities from Continuing Operations
Net loss from continuing operations	$(118,885)	$(150,336)	$(181,605)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities from continuing operations:
Change in inventory reserves	(15,094)	(17,919)	14,666
Stock-based compensation expense	76,756	102,072	126,056
Depreciation, amortization, and accretion	44,489	42,122	35,707
Asset impairment	19,283	16,874	6,154
Other	(869)	1,884	300
Change in operating assets and liabilities:
Inventory	47,739	76,047	1,495
Prepaid expenses and other assets	3,096	11,257	9,347
Income tax receivables	431	52,978	1,070
Operating lease right-of-use assets and liabilities	(11,935)	(2,996)	4,770
Accounts payable	(9,746)	(40,366)	67,403
Accrued liabilities	5,304	(19,698)	(4,873)
Deferred revenue	(2,150)	(2,824)	(3,716)
Gift card liability	(3,579)	(205)	634
Other liabilities	(6,633)	4,340	(2,191)
Net cash provided by operating activities from continuing operations	28,207	73,230	75,217
Cash Flows from Investing Activities from Continuing Operations
Proceeds from sale of property and equipment	350	842	—
Purchases of property and equipment	(13,965)	(18,863)	(44,957)
Purchases of securities available-for-sale	(97,322)	(258)	(94,420)
Sales of securities available-for-sale	—	6,524	45,351
Maturities of securities available-for-sale	32,195	76,231	105,653
Net cash provided by (used in) investing activities from continuing operations	(78,742)	64,476	11,627
Cash Flows from Financing Activities from Continuing Operations
Proceeds from the exercise of stock options, net	1,028	161	1,534
Payments for tax withholdings related to vesting of restricted stock units	(16,090)	(15,129)	(31,072)
Repurchase of common stock	—	—	(30,042)
Other	(431)	(117)	—
Net cash used in financing activities from continuing operations	(15,493)	(15,085)	(59,580)
Net increase (decrease) in cash and cash equivalents from continuing operations	(66,028)	122,621	27,264
Cash Flows from Discontinued Operations
Net cash used in operating activities from discontinued operations	(9,687)	(15,400)	(19,822)
Net cash used in investing activities from discontinued operations	—	(150)	(1,394)
Net cash used in financing activities from discontinued operations	(172)	(454)	(670)
Net decrease in cash and cash equivalents from discontinued operations	(9,859)	(16,004)	(21,886)
Effect of exchange rate changes on cash and cash equivalents	(688)	1,885	(4,228)
Net increase (decrease) in cash and cash equivalents	(76,575)	108,502	1,150
Cash and cash equivalents at beginning of period	239,437	130,935	129,785
Cash and cash equivalents at end of period	$162,862	$239,437	$130,935
Supplemental Disclosure
Cash paid for income taxes	$1,457	$1,111	$868
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchases of property and equipment included in accounts payable and accrued liabilities	$1,258	$1,226	$2,443
Capitalized stock-based compensation	$4,979	$6,421	$7,626

The accompanying notes are an integral part of these consolidated financial statements.

STITCH FIX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1.Description of Business
Stitch Fix, Inc. (“we,” “our,” “us,” or “the Company”) is an online personal styling service that helps people discover the styles they will love that fit perfectly so they always look - and feel - their best. Clients engage with us by (1) receiving a curated shipment of items informed by our algorithms and chosen by a Stitch Fix Stylist (a “Fix”); or (2) purchasing directly from our website or mobile app based on an individualized assortment of outfit and item recommendations (“Freestyle”). Clients choose to schedule regular shipments or order a Fix on demand. Then, after receiving a Fix, they can purchase the items they want to keep and return the other items, if any. We are incorporated in Delaware and have operations in the United States. Previously, we also had operations in the United Kingdom (“UK”). During the first quarter of fiscal 2024, we ceased operations of our UK business and met the requirements to report the UK business as a discontinued operation for all periods presented.
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
Our fiscal year is a 52-week or 53-week period ending on the Saturday closest to July 31. The fiscal year ended August 3, 2024 (“fiscal 2024”) consisted of 53 weeks, with the extra week occurring in the fourth fiscal quarter ending August 3, 2024. The fiscal years ended July 29, 2023 (“fiscal 2023”), and July 30, 2022 (“fiscal 2022”) consisted of 52 weeks.
Discontinued Operations
During the first quarter of fiscal 2024, we ceased operations of our UK business and met the accounting requirements for reporting the UK business as a discontinued operation. Accordingly, the consolidated financial statements reflect the reclassification of the UK business as a discontinued operation for all periods presented in our consolidated financial statements. Unless otherwise noted, amounts and disclosures throughout these Notes to Consolidated Financial Statements relate to the Company's continuing operations. Refer to Note 14, “Discontinued Operations” for further details.
Segment Information
We have one operating segment and one reportable segment as our chief operating decision maker, who is our Chief Executive Officer, reviews financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance.
Use of Estimates
The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in our consolidated financial statements and the accompanying footnotes.
Significant estimates and assumptions are used for inventory, stock-based compensation expense, and revenue recognition. Actual results could differ from those estimates, and such differences may be material to our consolidated financial statements.
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
Investments
Our investments have been classified and accounted for as available-for-sale securities. We determine the appropriate classification of our investments at the time of purchase and reevaluate the classification at each balance sheet date. Available-for-sale securities with maturities of 12 months or less are classified as short-term and available-for-sale securities with maturities greater than 12 months are classified as long-term. Our available-for-sale securities are carried at fair value, with unrealized gains and losses, net of taxes, reported within accumulated other comprehensive income (loss) (“AOCI”) in stockholders’ equity. The cost of securities sold is based upon the specific identification method.
For debt securities with an amortized cost basis in excess of estimated fair value, we determine what amount of that deficit, if any, is caused by expected credit losses. The portion of the deficit attributable to expected credit losses is recognized in other income (expense), net in our consolidated statements of income, and was immaterial during fiscal 2024 and fiscal 2023. The allowance for expected credit losses on our available-for-sale debt securities was immaterial at both August 3, 2024 and July 29, 2023.
We have elected to present accrued interest receivable separately from short-term investments in our consolidated balance sheets. Accrued interest receivable was $0.6 million and $0.1 million as of August 3, 2024, and July 29, 2023, respectively, and was recorded in prepaid expenses and other current assets in the consolidated balance sheets. We have also elected to exclude accrued interest receivable from the estimation of expected credit losses on our available-for-sale securities and reverse accrued interest receivable through interest income when amounts are determined to be uncollectible. We did not write off any accrued interest receivable during fiscal 2024 or fiscal 2023.
Foreign Currency
During the first quarter of fiscal 2024, we ceased operations of our UK business and met the requirements to report the UK business as a discontinued operation. The functional currency of our UK business was the British pound sterling. We translated assets and liabilities to U.S. dollars using period-end exchange rates, and average monthly exchange rates for revenues, costs, and expenses. Prior to being classified as a discontinued operation, we recorded translation gains and losses in AOCI as a component of stockholders’ equity. During the twelve months ended August 3, 2024, historical foreign currency translation losses, which were previously recognized in AOCI, were fully reclassified from equity to loss from discontinued operations, net of income taxes in the consolidated statements of operations and comprehensive loss. Refer to Note 9, “Accumulated Other Comprehensive Income (Loss)” and Note 14, “Discontinued Operations” for further details.
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
Inventory, net
Inventory, net consists of finished goods which are recorded at the lower of cost or net realizable value using the first-in-first-out (FIFO) method. Gross inventory costs include both merchandise costs and in-bound freight costs. Inventory, net includes reserves for excess and slow-moving inventory we expect to write off based on historical trends, inventory we intend to liquidate, damaged inventory, and shrinkage.
Our total inventory reserves, which reduce inventory in our consolidated balance sheets, were $23.6 million and $38.7 million as of August 3, 2024, and July 29, 2023, respectively. We have not made any material changes to our assumptions included in the calculations of the lower of cost or net realizable value reserves during fiscal 2024 or fiscal 2023.

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
Leases
Our leasing portfolio consists of operating leases, which include lease arrangements for our corporate offices and fulfillment centers. Operating leases with a term greater than one year are recorded on the consolidated balance sheets as operating lease right-of-use assets and operating lease liabilities at the commencement date. These balances are initially recorded at the present value of future minimum lease payments, which is calculated using our incremental borrowing rate and the expected lease term. Certain adjustments to our operating lease right-of-use assets may be required for items such as initial direct costs paid or incentives received.
We have subleased certain portions of our fulfillment centers and corporate offices due to the reduction in square footage needs for our current operations. Sublease income is recorded as a reduction to rent expense, which is reflected in selling, general, and administrative expense (“SG&A”) in the consolidated statement of operations and comprehensive loss. We continue to seek sublease arrangements for certain corporate office space and fulfillment centers.
Impairment of Long-Lived Assets
We review our long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated from the use of the asset and its eventual disposition. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount exceeds the estimated fair value of the impaired assets. Assets to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell.
If a right-of-use asset is impaired, the carrying value is adjusted to the estimated fair value of the right-of-use asset and is disconnected from the lease liability and amortized on a straight-line basis over the remaining lease term. The lease liability continues to be accreted using the same constant periodic discount rate as before the impairment. Thus, after impairment, the operating lease is no longer accounted for using the straight-line treatment of total lease expense.
In the fourth quarter of fiscal 2024, we identified triggering events requiring impairment testing of our right-of-use lease asset associated with our San Francisco headquarters. We recorded an asset impairment charge of $19.3 million, related to a portion of our corporate office space, which was allocated between operating lease right-of-use assets and property and equipment, net to record the corresponding assets at their estimated fair market value. The significant assumptions used in the discounted cash flow models for each of the asset groups included projected sublease income based on estimated market rental rates, expected vacancy periods prior to the commencement of future subleases, and expected lease incentives offered to future tenants. These fair value measurements qualify as level 3 measurements in the fair value hierarchy. Refer to Note 4, “Leases” and Note 13, “Restructuring” for further information.
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
We deduct discounts, sales tax, and estimated refunds to arrive at net revenue. Sales tax collected from clients is not considered revenue and is included in accrued liabilities until remitted to the taxing authorities. All shipping costs are accounted for in cost of goods sold and all handling costs are accounted for as fulfillment costs within SG&A, and are therefore not evaluated as a separate performance obligation. Discounts are recorded as a reduction to revenue when the order is accepted. We record a refund reserve based on our historical refund patterns. Our refund reserve, which is included in accrued liabilities in the consolidated balance sheets, was $6.4 million and $6.5 million as of August 3, 2024, and July 29, 2023, respectively.
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
The following table summarizes the balances of contractual liabilities included in deferred revenue, gift card liability, and other current liabilities as of the dates indicated:

(in thousands)	August 3, 2024	July 29, 2023
Deferred revenue:
Upfront styling fees	$4,859	$6,075
Style Pass annual fees	3,426	4,521
Freestyle orders	932	770
Total deferred revenue	$9,217	$11,366
Gift card liability	$6,749	$10,328
Other current liabilities:
Referral credits	$179	$362

The following table summarizes net revenue recognized during fiscal 2024, which was previously included in deferred revenue, gift card liability, and other current liabilities at July 29, 2023:

(in thousands)	Revenue Recognized From Amounts Previously Included in Deferred Balances at July 29, 2023
Upfront styling fees	$6,067
Style Pass annual fees	4,307
Freestyle orders	554
Gift card liability	4,559
Referral credits	128
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
Advertising Expenses
Marketing expense is recorded in SG&A in the consolidated statements of operations and comprehensive loss, and the largest component of our marketing expense is advertising expense. At any given time, our advertising efforts may include, social media marketing, keyword search campaigns, affiliate programs, partnerships, campaigns with celebrities and influencers, display advertising, television, radio, video, content, direct mail, email, mobile “push” communications, SMS, and search engine optimization. Costs associated with the production of advertising, such as writing, copy, printing, and other production costs are expensed as incurred. Costs associated with communicating advertising on online influencer campaigns and on all television and radio campaigns are expensed the first time the advertisement is run. All other online advertising costs are expensed as incurred. We recorded advertising expense of $111.4 million, $111.6 million, and $189.9 million for fiscal 2024, fiscal 2023, and fiscal 2022, respectively.
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
No client accounted for greater than 10% of total revenue, net in fiscal 2024, fiscal 2023, or fiscal 2022.
Recently Issued Accounting Pronouncements
In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07). This update is designed to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This standard also enhances interim disclosure requirements and provides new segment disclosure requirements for entities with a single reportable segment. This standard is effective for us beginning in fiscal 2025 for the annual period, and the interim periods thereafter. We are currently evaluating the impact that this standard will have on our consolidated financial statements and related disclosures.
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

3.Fair Value Measurements
Our financial instruments consist of cash, cash equivalents, investments, accounts payable, and accrued liabilities. At August 3, 2024 and July 29, 2023, the carrying values of cash, accounts receivable, accounts payable, and accrued liabilities approximated fair value due to their short-term nature. We measure our cash equivalents and investments on a recurring basis at fair value within Level 1 or Level 2 of the fair value hierarchy because we value these investments using unadjusted quoted market prices; or alternative pricing sources and models utilizing market observable inputs, respectively. Further, the Company measures the fair value of certain lease right of use assets and other long-lived assets subject to long-lived asset impairment using Level 3 unobservable inputs. Refer to Note 2 “Significant Accounting Policies” and Note 13 “Restructuring” for further details.
Our cash equivalents and investments accounted for as available-for-sale securities that were measured at fair value on a recurring basis as of August 3, 2024, and July 29, 2023 were as follows:

	August 3, 2024				July 29, 2023
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$84,594	$—	$—	$84,594	$80,251	$—	$—	$80,251
Investments:
U.S. Treasury securities	13,603	—	—	13,603	7,226	—	—	7,226
Corporate bonds	—	67,527	—	67,527	—	10,935	—	10,935
U.S. Agency Securities	—	2,976	—	2,976	—	—	—	—
Total	$98,197	$70,503	$—	$168,700	$87,477	$10,935	$—	$98,412
There were no transfers of financial assets or liabilities into or out of Level 1, Level 2, or Level 3 for fiscal 2024 and fiscal 2023.
The following table sets forth the amortized cost, gross unrealized losses, and fair values of our investments accounted for as available-for-sale securities as of August 3, 2024, and July 29, 2023:

	August 3, 2024				July 29, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Losses	Fair Value
Investments:
U.S. Treasury securities	$13,588	16	(1)	13,603	$7,266	$(40)	$7,226
Corporate bonds	67,451	88	(12)	67,527	11,069	(134)	10,935
U.S. Agency Securities	2,973	3	—	2,976	—	—	—
Total	$84,012	$107	$(13)	$84,106	$18,335	$(174)	$18,161
No significant available-for-sale securities held as of the periods presented have been in a continuous unrealized loss position for more than 12 months as of August 3, 2024.
The fair value and gross unrealized losses for those investments that were in a continuous unrealized loss position as of July 29, 2023, were as follows:

	Less Than 12 Months		More Than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investments:
U.S. Treasury securities	$265	$(1)	$6,961	$(39)	$7,226	$(40)
Corporate bonds	—	—	10,935	(134)	10,935	(134)
Total	$265	$(1)	$17,896	$(173)	$18,161	$(174)
During fiscal 2024, all investments that were in a continuous unrealized loss position as of July 29, 2023, matured. As of August 3, 2024, we have no investments in a continuous loss position. We evaluate securities for expected credit losses on a quarterly basis with consideration given to the financial condition and near-term prospects of the issuer, whether we intend to sell the securities, and whether it is more likely than not that we will be required to sell the securities before recovery of their amortized cost basis. As of August 3, 2024, the losses on our available-for-sale securities were immaterial. We have the current intent and ability to retain these securities until maturity or recovery of the amortized cost basis. Therefore, expected credit losses as of August 3, 2024, were immaterial.

The fair values of available-for-sale securities by contractual maturity as of August 3, 2024, were as follows:

	August 3, 2024
(in thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Investments:
U.S. Treasury securities	$13,603	$—	$—	$13,603
Corporate bonds	67,527	—	—	67,527
U.S. Agency Securities	2,976	—	—	2,976
Total	$84,106	$—	$—	$84,106

4.Leases
Our leasing portfolio includes lease arrangements for our corporate offices and fulfillment centers. Such leases generally have original lease terms between five years and eleven years, and often include one or more options to renew. We have not considered any of our renewal options reasonably certain to be exercised at lease commencement and do not have residual value guarantees associated with our leases.
As of August 3, 2024, the Company subleases certain office and warehouse space to third parties. These subleases have total original lease terms ranging from three years to eight years that will expire at various dates by fiscal year 2032, one of which includes an option to extend the sublease for an additional two years.
The future lease payments as of August 3, 2024, were as follows:

(in thousands)	August 3, 2024
2025	$27,444
2026	29,276
2027	26,342
2028	22,544
2029	9,169
Thereafter	19,598
Total undiscounted future minimum lease payments(1)	134,373
Less: imputed interest	16,871
Total discounted future minimum lease payments	$117,502
(1) Total future minimum lease payments have not been reduced by minimum sublease income of approximately $29.8 million.
The weighted average remaining term for our leases as of August 3, 2024, and July 29, 2023, was 5.1 years and 5.6 years, respectively. The weighted average discount rate for our leases as of August 3, 2024, and July 29, 2023, was 5.2%.
Supplemental Cash Flow Information

	For the Fiscal Year Ended
(in thousands)	August 3, 2024	July 29, 2023
Cash paid for amounts included in the measurement of operating lease liabilities	$35,461	$32,513
Operating lease right-of-use assets obtained in exchange for operating lease liabilities, net of impairments and other reductions (1)	(21,055)	561
(1) In fiscal 2023, we amended our lease agreement for our fulfillment center in Phoenix, AZ, to extend the lease term by five years. In fiscal 2024 and 2023, we recorded impairment charges related to a portion of our corporate office space of $16.6 million and $14.2 million, respectively. Refer to Note 13, “Restructuring” for further details on the impairment charge. In fiscal 2024, we entered into an early termination of our lease at our Dallas warehouse, resulting in removal of the right-of-use asset which was included in the $1.5 million loss on lease termination, recorded within selling, general, and administrative expenses on the consolidated statements of operations and comprehensive loss.

Operating Lease Cost
Operating lease cost is recorded on a straight-line basis over the lease term. For impaired operating leases, the right-of-use asset is depreciated on a straight-line basis over the remaining lease term. Certain leases contain variable payments, which are expensed as incurred and not included in our operating lease right-of-use assets and operating lease liabilities. These amounts primarily include payments for maintenance, utilities, taxes, and insurance on our office and fulfillment center leases.
The components of our rent expense, which are recorded in selling, general, and administrative expense in the consolidated statement of operations and comprehensive loss, were as follows:

	For the Fiscal Year Ended
(in thousands)	August 3, 2024	July 29, 2023
Operating lease cost	$26,949	$29,724
Variable lease costs	8,807	7,369
Short-term lease costs	13	41
Operating lease impairment (1)	16,562	14,168
Loss on early termination	1,465	—
Sublease income (2)	(8,216)	(7,832)
Total	$45,580	$43,470
(1) Refer to Note 13, “Restructuring” for more details.
(2) During fiscal 2024 and fiscal 2023, we had subleases for certain portions of fulfillment centers and our corporate offices due to the reduction in square footage needs for current operations and our recent commitment to a more distributed workforce for corporate employees. We continue to seek sublease arrangements for certain corporate offices and fulfillment centers.
5.Property and Equipment, net
Property and equipment, net consisted of the following:

(in thousands)	August 3, 2024	July 29, 2023
Computer equipment	$7,136	$9,005
Office furniture and equipment	39,604	51,073
Leasehold improvements	40,279	51,382
Capitalized software	120,003	105,483
Construction in progress	163	—
Total property and equipment	207,185	216,943
Less: accumulated depreciation and amortization	(155,668)	(137,186)
Property and equipment, net	$51,517	$79,757
Depreciation and amortization expense for fiscal 2024, fiscal 2023, and fiscal 2022 was $44.9 million, $41.2 million, and $33.5 million, respectively.
6.Accrued Liabilities
Accrued liabilities consisted of the following:

(in thousands)	August 3, 2024	July 29, 2023
Compensation and related benefits	$13,804	$12,836
Advertising	6,967	6,625
Sales taxes	6,583	5,358
Shipping and freight	10,998	8,628
Accrued accounts payable	10,607	4,058
Inventory purchases	14,473	22,684
Sales refund reserve	6,417	6,509
Other	3,158	3,195
Total accrued liabilities	$73,007	$69,893

7.Credit Facility
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
On December 4, 2023, we entered into a first lien credit agreement with Citibank, N.A., as agent and lender, which provides for a $50.0 million revolving credit facility maturing on December 4, 2026 (the “2023 Credit Facility”). Upon entry into the 2023 Credit Facility, the Amended Credit Agreement was terminated. The 2023 Credit Facility includes a sub-facility that provides for the issuance of letters of credit in an amount of up to $30.0 million. Availability of the 2023 Credit Facility is based upon a borrowing base formula and periodic borrowing base certifications valuing certain of our accounts receivable, credit card receivables, and inventory as reduced by certain reserves, if any. Our borrowing availability based on balances as of August 3, 2024, was $45.0 million, and our excess availability was $25.0 million as a result of outstanding letters of credit and no outstanding borrowing.
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
Debt under the 2023 Credit Facility is guaranteed by substantially all of our material domestic subsidiaries and is secured by substantially all of our assets. The 2023 Credit Facility contains affirmative and negative covenants, indemnification provisions, and events of default. The 2023 Credit Facility also contains financial covenants that require us to maintain a minimum liquidity level and, if applicable, a minimum total consolidated fixed charge coverage ratio during the periods set forth in the 2023 Credit Facility. As of August 3, 2024, we were in compliance with all financial covenants.
8.Commitments and Contingencies
Contingencies
We record a loss contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We also disclose material contingencies when we believe a loss is not probable but reasonably possible. Accounting for contingencies requires us to use judgment related to both the likelihood of a loss and the estimate of the amount or range of loss. Although we cannot predict with assurance the outcome of any litigation or tax matters, we do not believe there are currently any such actions, including the matters below, that, if resolved unfavorably, would have a material impact on our operating results, financial position, and cash flows.
On August 26, 2022, a class action lawsuit alleging violations of federal securities laws was filed by certain of our stockholders in the U.S. District Court for the Northern District of California, naming as defendants us and certain of our officers and directors. An amended complaint was filed on August 15, 2023. The lawsuit alleges violations of the Securities Exchange Act of 1934, as amended, by us and our officers for allegedly making materially false and misleading statements regarding our Freestyle offering between December 2020 and June 2022. The plaintiffs seek unspecified monetary damages and other relief. The Company filed a motion to dismiss on November 1, 2023. The plaintiffs filed an Opposition to Motion to Dismiss on December 22, 2023, and the Company filed a Reply in Support of Motion to Dismiss on February 6, 2024. A hearing on the Motion to Dismiss was held on April 18, 2024, and the Motion to Dismiss was granted on July 16, 2024, with leave to amend. The plaintiffs filed an amended complaint on September 13, 2024.
On March 17, 2023, a derivative action was filed against certain former directors in the Court of Chancery for the State of Delaware, based on the same factual allegations underlying the securities class action. It seeks damages and restitution to be paid to the Company by the individual defendants, governance changes, and attorney’s fees and costs. The case is stayed pending resolution of the motion to dismiss in the securities class action. On May 24, 2024, another derivative action was filed, also in the Court of Chancery for the State of Delaware. It alleges claims based on the same allegations underlying the securities class action and seeks the disgorgement and redistribution of alleged insider trading profits by the insider trading defendants to stockholders, damages and restitution to be paid to the Company by the individual defendants, governance changes, and attorney’s fees and costs.
Indemnifications
In the ordinary course of business, we may provide indemnifications of varying scope and terms to vendors, directors, officers, and other parties with respect to certain matters. We have not incurred any material costs as a result of such indemnifications and have not accrued any liabilities related to such obligations in our consolidated financial statements.

Purchase Commitments
As of August 3, 2024, we had $132.9 million of enforceable and legally binding inventory purchase commitments, predominantly due within one year.
9.Accumulated Other Comprehensive Income (Loss)
The tables below present the changes in AOCI by component and, if applicable, the reclassifications out of AOCI for fiscal 2024 and fiscal 2023:

	Changes in Accumulated Other Comprehensive Income (Loss)
(in thousands)	Available-for-sale Securities	Foreign Currency Translation	Total
Balance at July 29, 2023	$(602)	$1,129	$527
Other comprehensive income (loss) before reclassifications (1)	267	(2,274)	(2,007)
Release of cumulative foreign currency translation adjustments associated with discontinued operations (2)	—	1,145	1,145
Net change in AOCI	267	(1,129)	(862)
Balance at August 3, 2024	$(335)	$—	$(335)

	Changes in Accumulated Other Comprehensive Income (Loss)
(in thousands)	Available-for-sale Securities	Foreign Currency Translation	Total
Balance at July 30, 2022	$(2,340)	$(1,187)	$(3,527)
Other comprehensive loss before reclassifications (1)	1,593	2,316	3,909
Amounts reclassified from AOCI	145	—	145
Net change in AOCI	1,738	2,316	4,054
Balance at July 29, 2023	$(602)	$1,129	$527
(1) There was no associated income tax effect for losses on available-for-sale securities during fiscal 2024 and fiscal 2023, as we have recorded a valuation allowance against these deferred tax balances.
(2) During the first quarter of fiscal 2024, we ceased operations of our UK business and the accounting requirements for reporting the UK business as a discontinued operation were met. Accordingly, in the first quarter of fiscal 2024, we reclassified historical foreign currency translation losses, which were previously recognized in AOCI, from stockholders’ equity to loss from discontinued operations, net of income taxes in the consolidated statements of operations and comprehensive loss. Refer to Note 2, “Summary of Significant Accounting Policies” and Note 14, “Discontinued Operations” for further details.
10.Stock-Based Compensation
Stock Plans
2011 Equity Incentive Plan
In 2011, we adopted the 2011 Equity Incentive Plan (the “2011 Plan”). The 2011 Plan provided for the grant of stock-based awards to employees, directors, and non-employees under terms and provisions established by the Board of Directors.
The 2011 Plan allowed for the grant of incentive stock options or nonqualified stock options as well as restricted stock units (“RSU”), restricted stock awards (“RSA”), and stock appreciation rights. Only incentive and nonqualified stock options were granted under the 2011 Plan. Employee stock option awards generally vested 25% on the first anniversary of the grant date with the remaining shares subject to the option vesting ratably over the next three years subject to the employee’s continued service with the Company. Options generally expire after 10 years. Effective upon our initial public offering in 2017, the 2011 Plan was replaced by the 2017 Incentive Plan.
2017 Incentive Plan
In November 2017, we adopted our 2017 Incentive Plan (the “2017 Plan”). The remaining shares available for issuance under our 2011 Plan became reserved for issuance under the 2017 Plan. Our 2017 Plan provides for the grant of Class A incentive stock options, nonqualified stock options, stock appreciation rights, RSAs, RSUs, performance stock awards, performance cash awards, and other forms of stock awards to employees, directors, and consultants, including employees and consultants of our subsidiaries. Employee stock option awards generally begin to vest six months after the grant date with the remaining shares subject to the option vesting ratably over the next thirty months. Options generally expire after 10 years. RSU awards made to employees generally vest ratably on a quarterly basis subject to the employee’s continued service with the Company. As of August 3, 2024, the number of shares authorized for issuance under the 2017 Plan was 44,038,883 shares of Class A common stock, and the number of shares available for grant was 5,239,593.

The following table summarizes the shares available for grant under the 2017 Plan:

Shares Available for Grant
Balance at July 29, 2023	7,212,154
Authorized	5,781,112
Granted	(16,162,749)
Forfeited	8,409,076
Balance at August 3, 2024	5,239,593

2019 Inducement Plan
In October 2019, our Board of Directors adopted our 2019 Inducement Plan (the “2019 Plan”). Our 2019 Plan provides for the grant of Class A nonqualified stock options and RSU awards to individuals who satisfy the standards for inducement grants under the relevant Nasdaq Stock Market rules. As of August 3, 2024, the number of shares authorized for issuance under the 2019 Plan was 10,750,000 shares of Class A common stock and the number of shares available for grant was 1,046,447.
Stock Options
Stock option activity under the 2011 Plan, 2017 Plan, and 2019 Plan was as follows:

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance at July 29, 2023	8,106,110	$7.06	8.78	$4,770
Granted	4,191,676	3.37
Exercised	(268,954)	3.82
Forfeited	(1,933,980)	6.79
Balance at August 3, 2024	10,094,852	$5.67	8.36	$4,272
Options vested and exercisable at August 3, 2024	4,157,276	$8.50	7.23	$838
Options vested and expected to vest at August 3, 2024	10,051,147	$5.67	8.35	$4,242
The weighted-average grant date fair value of options granted during fiscal 2024, fiscal 2023, and fiscal 2022 was $2.09, $2.72, and $6.26 per share, respectively. The total grant date fair value of options that vested during fiscal 2024, fiscal 2023, and fiscal 2022 was $7.1 million, $11.8 million, and $14.0 million, respectively. The aggregate intrinsic value of options exercised during fiscal 2024, fiscal 2023, and fiscal 2022 was $0.1 million, $0.4 million, and $3.5 million, respectively. The aggregate intrinsic value of options exercised is the difference between the fair value of the underlying common stock on the date of exercise and the exercise price for in-the-money stock options.
Restricted Stock Units
Employee RSUs are granted under the 2017 Plan and 2019 Plan, settle into Class A common stock, and generally vest ratably on a quarterly basis subject to the employee’s continued service with the Company.

The following table summarizes the RSU award activity under the 2017 Plan and 2019 Plan:

	Unvested RSUs
	Class A Common Stock	Weighted- Average Grant Date Fair Value
Unvested at July 29, 2023	11,455,577	$10.47
Granted	14,029,968	3.21
Vested	(8,867,095)	6.39
Forfeited	(8,379,011)	6.99
Unvested at August 3, 2024	8,239,439	$6.04
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
Stock-Based Compensation Expense
Stock-based compensation expense for options and RSUs granted to employees was $76.8 million, $102.1 million, and $126.1 million for fiscal 2024, fiscal 2023, and fiscal 2022, respectively. As a result of the 2022 Restructuring Plan, described in Note 13, “Restructuring,” stock-based compensation expense decreased by $4.4 million in fiscal 2023 due to forfeitures of previously granted awards above our estimate. Stock-based compensation expense is included in selling, general, and administrative expenses in the consolidated statements of operations and comprehensive loss.
The Company recognized no income tax benefit from stock-based compensation expense during fiscal 2024 and fiscal 2023 as the Company currently maintains a full valuation allowance against its net deferred tax assets.
As of August 3, 2024, the total unrecognized compensation expense related to unvested options and RSUs, net of estimated forfeitures, was $51.0 million, which we expect to recognize over an estimated weighted average period of 1.6 years.
The fair value of stock options granted to employees was estimated at the grant date using the Black-Scholes option-pricing model with the following assumptions:

For the Fiscal Year Ended
	August 3, 2024	July 29, 2023	July 30, 2022
Expected term (in years)	3.7 - 5.5	3.2 - 5.5	3.1 - 5.5
Volatility	77.3% - 79.9%	80.3% - 87.3%	62.1% - 79.2%
Risk free interest rate	4.1% - 4.8%	3.6% - 4.4%	0.8% - 2.9%
Dividend yield	—%	—%	—%

11.Income Taxes
The components of loss from continuing operations before income taxes were as follows:

	For the Fiscal Year Ended
(in thousands)	August 3, 2024	July 29, 2023	July 30, 2022
Loss from continuing operations before income taxes:
United States	$(120,546)	$(149,465)	$(183,940)
Total loss from continuing operations before income taxes	$(120,546)	$(149,465)	$(183,940)
The components of the income tax provision (benefit) were as follows:

	For the Fiscal Year Ended
(in thousands)	August 3, 2024	July 29, 2023	July 30, 2022
Current:
Federal	$(1,663)	$951	$137
State	2	(80)	(2,472)
Total current	$(1,661)	$871	$(2,335)
Deferred:
Total deferred	$—	$—	$—
Total income tax provision (benefit)	$(1,661)	$871	$(2,335)
The reconciliation of our effective tax rate to the statutory federal rate was as follows:

	For the Fiscal Year Ended
(in thousands, except percentages)	August 3, 2024		July 29, 2023		July 30, 2022
Taxes at federal statutory rate	$(25,315)	21.0%	$(31,388)	21.0%	$(38,628)	21.0%
State taxes, net of federal effect	(11)	0.0%	(214)	0.1%	(2,731)	1.5%
Stock-based compensation	8,376	(6.9)%	14,917	(10.0)%	8,840	(4.8)%
Change in valuation allowance	22,179	(18.4)%	25,022	(16.7)%	36,816	(20.0)%
R&D credits	(6,032)	5.0%	(8,426)	5.6%	(7,921)	4.3%
Uncertain tax positions	(1,545)	1.3%	31	0.0%	18	0.0%
Return to provision	(207)	0.2%	2	0.0%	157	(0.1)%
Other	894	(0.7)%	927	(0.6)%	1,114	(0.6)%
Effective tax rate	$(1,661)	1.4%	$871	(0.6)%	$(2,335)	1.3%
Note: Due to rounding, percentages in this table may not sum to totals.

The components of net deferred tax assets were as follows:

(in thousands)	August 3, 2024	July 29, 2023
Deferred tax assets:
Inventory reserve and UNICAP	$11,816	$16,514
Accruals and reserves	1,937	2,796
Research and development credits	48,424	44,923
Capitalized research and development costs	40,094	31,416
Stock-based compensation	7,892	10,511
Deferred revenue	1,661	1,095
Operating lease liability	30,889	40,423
Net operating losses	59,938	49,734
Other	2,071	1,996
Gross deferred tax assets	$204,722	$199,408
Less: valuation allowance	(176,732)	(154,757)
Deferred tax assets, net of valuation allowance	$27,990	$44,651
Deferred tax liabilities:
Depreciation and amortization	$(10,747)	$(16,585)
Operating lease right-of-use assets	(16,767)	(27,505)
Other	(476)	(561)
Gross deferred tax liabilities	$(27,990)	$(44,651)

Net deferred tax assets, net of valuation allowance	$—	$—
Our effective tax rate and provision for income taxes decreased in fiscal 2024 as compared to fiscal 2023, primarily due to reserve releases in fiscal 2024 from lapses in statutes of limitation and effective settlement of prior year tax positions.
Our effective tax rate and provision for income taxes increased in fiscal 2023 as compared to fiscal 2022, primarily due to increases in federal income taxes and less reserve releases due to lapses in statutes of limitation.
As of August 3, 2024 and July 29, 2023, we had federal net operating loss carryforwards of $186.7 million and $152.7 million, respectively, which will be carried forward indefinitely. As of August 3, 2024, and July 29, 2023, we had federal research and development tax credit carryforwards of $57.1 million and $49.5 million, respectively. The research and development tax credits will expire beginning in 2036, if not utilized.
As of August 3, 2024 and July 29, 2023, we had state net operating loss carryforwards of $328.5 million and $274.7 million, respectively. These state net operating loss carryforwards will expire, if not utilized, beginning in 2025. As of August 3, 2024, and July 29, 2023, we had California research and development tax credit carryforwards of $24.1 million and $23.9 million, respectively, which are not subject to expiration. Utilization of the net operating loss carryforwards, tax credits, and other tax attributes may be subject to various limitations due to the ownership change limitations provided by IRC Section 382 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before their utilization and reduce our ability to offset future income with our tax attributes.
Uncertain Tax Positions
A reconciliation of our unrecognized tax benefits is as follows:

(in thousands)	August 3, 2024	July 29, 2023	July 30, 2022
Balance at the beginning of the year	$29,916	$26,106	$23,625
Lapse of statute of limitations	(377)	(474)	(2,191)
Increase related to prior period tax positions	2,572	1,134	309
Decrease related to prior period tax positions	(1,927)	—	(12)
Increase related to current year tax positions	2,632	3,150	4,375
Balance at the end of the year	$32,816	$29,916	$26,106
The amount of unrecognized tax benefits relating to our tax positions is subject to change based on future events including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statutes of limitations. The Company does not expect its gross unrecognized tax benefits to change significantly within the next 12 months. As of August 3, 2024, the total amount of unrecognized tax benefits, if recognized, would not affect the Company’s effective tax rate due to the existence of carryforwards and the valuation allowance in the United States and applicable U.S. state jurisdictions.
We recognize interest related to uncertain tax positions in our provision for income taxes. As of August 3, 2024, no interest or penalties have been recorded.
We file income tax returns in the U.S. federal and various state and local jurisdictions. As of August 3, 2024, our fiscal 2020 through fiscal 2023 tax returns are subject to potential examination in one or more jurisdictions.
We regularly assess whether it is more likely than not that we will realize our deferred tax assets in each taxing jurisdiction in which we operate. We consider many factors when assessing the likelihood of future realization, including our recent cumulative loss, earnings expectations in earlier future years, and other relevant factors. We continue to record a full valuation allowance on our U.S. federal and state net deferred tax assets due to cumulative historical losses. The valuation allowance primarily relates to federal and state deferred tax assets, including unrealized credit carryforwards and net operating losses. The valuation allowance increased by $22.0 million in fiscal 2024, and by $28.3 million in fiscal 2023.
A reconciliation of our valuation allowance was as follows:

(in thousands)	August 3, 2024	July 29, 2023
Valuation allowance at the beginning of the year	$154,757	$126,463
Valuation allowance charged to expense	29,246	35,836
Valuation allowance credited to other accounts	(7,271)	(7,542)
Valuation allowance at the end of the year	$176,732	$154,757
12.Loss Per Share from Continuing Operations Attributable to Common Stockholders and Common Stock
Basic and diluted loss per share from continuing operations attributable to common stockholders is presented in conformity with the two-class method required for participating securities: Class A and Class B common stock. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting, conversion, and transfer rights. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock is convertible at any time at the option of the stockholder into one share of Class A common stock.
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

The table below presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted loss per share from continuing operations attributable to Class A and Class B common stockholders:

(in thousands except share and per share amounts)	August 3, 2024	July 29, 2023	July 30, 2022
Numerator:
Net loss from continuing operations attributable to Class A and Class B common stockholders	$(118,885)	$(150,336)	$(181,605)
Denominator:
Weighted-average shares of common stock - basic	120,214,198	114,684,980	108,762,589
Weighted-average shares of common stock - diluted	120,214,198	114,684,980	108,762,589
Loss per share from continuing operations attributable to Class A and Class B common stockholders:
Basic	$(0.99)	$(1.31)	$(1.67)
Diluted	$(0.99)	$(1.31)	$(1.67)
As the Company has reported net loss from continuing operations for each of the periods presented, all potentially dilutive securities were considered antidilutive. The following common stock equivalents were excluded from the computation of diluted loss per share from continuing operations because their effect would have been antidilutive for the periods presented:

	August 3, 2024	July 29, 2023	July 30, 2022
Restricted stock units that settle into Class A common stock	8,239,439	11,455,577	19,217,622
Stock options to purchase Class A common stock	9,368,354	7,297,653	3,629,617
Stock options to purchase Class B common stock	726,498	808,457	1,073,947
Total	18,334,291	19,561,687	23,921,186
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
We did not repurchase any shares in fiscal 2024 or fiscal 2023. As of August 3, 2024, $120.0 million remained available under the 2022 Repurchase Program authorization. The table below summarizes the share repurchase activity in fiscal 2022 under our share repurchase program:

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

In furtherance of and as an expansion of the 2022 Restructuring Plan, in June 2023, we announced the intended closures of our fulfillment centers in Bethlehem, Pennsylvania and Dallas, Texas (the “Bethlehem and Dallas Closures”). The Bethlehem, Pennsylvania location ceased operations during the fiscal quarter ended October 28, 2023, and the Dallas, Texas location ceased operations during the fiscal quarter ended April 27, 2024. During fiscal 2023, we recorded an aggregate $2.6 million related to this action, primarily consisting of severance and employee-related benefits, and accelerated depreciation expense and other restructuring costs. During fiscal 2024, we recorded $18.5 million of restructuring charges related to the Bethlehem and Dallas closures, $4.6 million consisting of severance and employee-related benefits, $8.8 million related to accelerated depreciation expense, $1.5 million in lease termination costs associated with our Dallas warehouse, and $3.6 million in other restructuring costs.
In furtherance of and as an expansion of the 2022 Restructuring Plan, in January 2024, we implemented an organization realignment that resulted in the further elimination of styling leadership and corporate positions. During fiscal 2024, we recorded $2.9 million related to this action, primarily consisting of severance and employee-related benefits.
In January 2024, we revised our compensation model for full-time Stylists to move to a part-time only model, whereby Stylists who opted to continue with the Company received one-time restructuring bonuses over the next three quarters. During fiscal 2024, we recorded $2.6 million related to this action, primarily consisting of severance and employee-related benefits.
In the fourth quarter of fiscal 2024, we recorded $19.3 million of impairment related to a portion of our corporate office space due to a change in the use of this space, as a furtherance and expansion of the 2022 Restructuring Plan. This charge was allocated between operating lease right-of-use assets and property and equipment, net on the consolidated balance sheets to record the corresponding assets at their estimated fair market value, with the expense being recorded within selling, general, and administrative expenses on the consolidated statements of operations and comprehensive loss. The estimated fair value of the right-of-use asset and the property and equipment, net measured on a nonrecurring basis was determined using Level 3 inputs and is based on an income approach using discounted future cash flows using a discount rate commensurate with the risk. See Note 2 “Significant Accounting Policies” on Impairment of Long-Lived Assets for details.
The components of total restructuring charges were as follows:

	For the Fiscal Year Ended
(in thousands)	August 3, 2024	July 29, 2023	July 30, 2022
Cash restructuring charges:
Severance and employee-related benefits (1)	$10,065	$18,142	$10,869
Lease termination (1)	1,466	—	—
Other (1)	3,090	722	—
Non-cash restructuring charges:
Asset impairments (1, 2)	19,283	16,874	6,154
Accelerated depreciation (1)	9,021	2,805	—
Inventory impairment (3)	—	—	719
Other (1)	913	1,364	—
Total restructuring	$43,838	$39,907	$17,742
(1) Recorded in selling, general, and administrative expenses on the consolidated statements of operations and comprehensive loss.
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

The following table provides the changes in the Company’s restructuring related liabilities, which are included within accounts payable and accrued liabilities on the consolidated balance sheets:

(in thousands)	Severance and Employee Related Benefits and Other
Balance at July 30, 2022	$290
Charges incurred	18,863
Cash payments	(17,230)
Balance at July 29, 2023	$1,923
Charges incurred	14,621
Cash payments	(13,284)
Balance at August 3, 2024	$3,260
We expect substantially all of the cash payments to be completed by the end of the first quarter of fiscal 2025.

14.Discontinued Operations
In June 2023, we announced that we would enter a consultation period, in accordance with UK law, to explore exiting the market in the UK. During the first quarter of fiscal 2024, we ceased operations of our UK business and the accounting requirements for reporting the UK business as a discontinued operation were met. As a result, the UK business is presented in the accompanying financial statements as a discontinued operation for all periods presented.
Cash from our UK business is recorded as continuing operations on the consolidated balance sheets, as any cash remaining after the settlement of outstanding liabilities related to the UK business is expected to be repatriated into the U.S.
The following table summarizes the major classes of assets and liabilities of discontinued operations, which are summarized separately in the consolidated balance sheets:

(in thousands)	August 3, 2024	July 29, 2023
Inventory, net	—	6,628
Prepaid expenses and other current assets	—	2,995
Current assets, discontinued operations	—	9,623
Operating lease right-of-use assets	—	1,565
Other long-term assets	—	481
Long-term assets, discontinued operations	—	2,046
Total assets, discontinued operations	$—	$11,669

Accounts payable	$—	$2,586
Operating lease liabilities	—	1,132
Accrued liabilities	502	8,903
Other current liabilities	—	161
Current liabilities, discontinued operations	502	12,782
Total liabilities, discontinued operations	$502	$12,782
The key components of loss from discontinued operations were as follows:

	For the Fiscal Year Ended
(in thousands)	August 3, 2024	July 29, 2023	July 30, 2022
Revenue, net	$9,377	$45,902	$55,008
Cost of goods sold	6,771	29,994	33,207
Gross profit	2,606	15,908	21,801
Selling, general, and administrative expenses	11,618	38,425	45,377
Operating loss	(9,012)	(22,517)	(23,576)
Interest income	187	379	6
Other (income) expense, net (1)	(176)	1,120	(1,961)
Loss before income taxes	(9,001)	(21,018)	(25,531)
Provision (benefit) for income taxes	954	619	(15)
Net loss from discontinued operations, net of income taxes	$(9,955)	$(21,637)	$(25,516)
(1) For the twelve months ended August 3, 2024, Other income (expense), net includes the loss from the release of historical foreign currency translation adjustments related to the exit of the UK business in the first quarter of fiscal 2024, Refer to Note 2, “Summary of Significant Accounting Policies” for further details.
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
In fiscal 2024, we recorded $5.3 million of expense associated with the exit of the UK business, which consisted primarily of severance and employee-related benefits, and early contract termination charges. These charges were recorded in selling, general, and administrative expenses from discontinued operations. We expect future expenses associated with the exit of the UK business to be immaterial.

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
Based on the evaluation of our disclosure controls and procedures as of August 3, 2024, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of August 3, 2024.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on evaluation under these criteria, management determined that our internal control over financial reporting was effective as of August 3, 2024.
Deloitte & Touche LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting and, as part of the audit, has issued a report on the effectiveness of our internal control over financial reporting as of August 3, 2024, which is included under “Item 8. Financial Statements and Supplementary Data” of this Annual Report.
Changes in Internal Control over Financial Reporting
There were no changes during the fiscal year ended August 3, 2024, in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended August 3, 2024, none of our directors or Section 16 officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information required by this item regarding directors and director nominees, executive officers, the Board of Directors and its committees, certain corporate governance matters, the Company’s Insider Trading Policy, and compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information set forth under the captions “Proposal 1: Election of Directors,” “Executive Officers,” “Executive Compensation Policies and Practices,” and “Delinquent Section 16(a) Reports” in the definitive proxy statement for our 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”).
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
Item 11. Executive Compensation.
Information required by this item regarding executive compensation is incorporated by reference to the information set forth under the captions “Executive Compensation” and “Director Compensation” in our 2024 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by this item regarding security ownership of certain beneficial owners and management and securities authorized for issuance under our equity compensation plans is incorporated by reference to the information set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information” in our 2024 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information required by this item regarding certain relationships and related transactions and director independence is incorporated by reference to the information set forth under the captions “Transactions with Related Persons and Indemnification” and “Proposal 1: Election of Directors—Independence of the Board” in our 2024 Proxy Statement.
Item 14. Principal Accounting Fees and Services.
Information required by this item regarding principal accounting fees and services is incorporated by reference to the information set forth under the caption “Proposal 3: Ratification of Selection of Independent Registered Public Accounting Firm” in our 2024 Proxy Statement.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
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
(3) The exhibits listed in the following Exhibit Index are filed, furnished, or incorporated by reference as part of this Annual Report.
Exhibit Index

		Incorporation by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
3.1*	Amended and Restated Certificate of Incorporation of Stitch Fix, Inc.	8-K	001-38291	3.1	11/21/2017
3.2*	Amended and Restated Bylaws of Stitch Fix, Inc.	8-K	001-38291	3.1	6/27/2023
4.1*	Form of Class A Common Stock Certificate.	S-1/A	333-221014	4.1	11/6/2017
4.2*	Form of Class B Common Stock Certificate.	S-8	333-221650	4.6	11/17/2017
4.3*	Description of Class A Common Stock.	10-K	001-38291	4.3	9/25/2020
10.1*	Amended and Restated Investor Rights Agreement, dated April 10, 2014.	S-1	333-221014	10.1	10/19/2017
10.2*+	Stitch Fix, Inc. 2011 Equity Incentive Plan, as amended.	S-1	333-221014	10.2	10/19/2017
10.3*+	Forms of grant notice, stock option agreement, notice of exercise and early exercise stock purchase agreement under the Stitch Fix, Inc. 2011 Equity Incentive Plan, as amended.	S-1	333-221014	10.3	10/19/2017
10.4*+	Stitch Fix, Inc. 2017 Incentive Plan, as amended.	S-8	333-267543	99.1	9/21/2022
10.5+	Forms of stock option grant notice, stock option agreement and notice of exercise under the Stitch Fix, Inc. 2017 Incentive Plan.	10-K	001-38291	10.5	9/20/2023
10.6*	Forms of restricted stock unit grant notice and award agreement for Vice Presidents and above under the Stitch Fix, Inc. 2017 Incentive Plan.	10-K	001-38291	10.6	9/20/2023
10.7	Forms of restricted stock unit grant notice and award agreement under the Stitch Fix, Inc. 2017 Incentive Plan.	10-K	001-38291	10.7	9/20/2023
10.8+	Stitch Fix, Inc. 2019 Inducement Plan, as amended.	S-8	333-264376	99.1	4/19/2022
10.9+	Forms of stock option grant notice, stock option agreement and notice of exercise under the Stitch Fix, Inc. 2019 Inducement Plan.	10-K	001-38291	10.9	9/20/2023
10.10+	Forms of restricted stock unit grant notice and award agreement under the Stitch Fix, Inc. 2019 Inducement Plan.	10-K	001-38291	10.10	9/20/2023
10.11*+	Form of Indemnity Agreement entered into by and between Stitch Fix, Inc. and each director and executive officer.	S-1	333-221014	10.7	10/19/2017
10.12*	Independent Director Compensation Policy.	10-Q	001-38291	10.1	3/9/2021
10.13	Form of Board of Directors Offer Letter.					X
10.14*+	Offer Letter by and between Matt Baer and Stitch Fix, Inc., dated June 9, 2023.	10-K	001-38291	10.13	9/20/2023
10.15+	Offer Letter by and between Matt Baer and Stitch Fix, Inc., as modified June 13, 2024.					X

		Incorporation by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
10.16*+	Chief Executive Officer Offer Letter, by and between Stitch Fix, Inc. and Katrina Lake, dated January 4, 2023.	10-Q	001-38291	10.2	3/8/2023
10.17*+	Separation Agreement, by and between Stitch Fix, Inc. and Elizabeth Spaulding, dated January 5, 2023.	10-Q	001-38291	10.3	3/8/2023
10.18*+	Separation Agreement between Sachin Dhawan and Stitch Fix, Inc., dated July 20, 2023.	10-K	001-38291	10.22	9/20/2023
10.19*+	Offer Letter, by and between Stitch Fix, Inc. and David Aufderhaar, dated April 4, 2023.	10-Q	001-38291	10.1	6/7/2023
10.20*+	Offer Letter, by and between Stitch Fix, Inc. and Casey O’Connor, dated November 29, 2022.	10-Q	001-38291	10.1	12/6/2023
10.21+	Offer Letter, by and between Stitch Fix, Inc. and Tony Bacos, dated October 20, 2023.					X
10.22*	Office Lease, by and between Stitch Fix, Inc. and Post-Montgomery Associates, dated as of November 10, 2015, as amended.	S-1/A	333-221014	10.12	11/6/2017
10.23*	First Amendment to Original Office Lease, executed February 22, 2016, between Stitch Fix, Inc. and Post-Montgomery Associates.	10-Q	001-38291	10.1	3/13/2018
10.24*	Second Amendment to Original Office Lease, executed September 6, 2017, between Stitch Fix, Inc. and Post-Montgomery Associates.	10-Q	001-38291	10.2	3/13/2018
10.25*	Third Amendment to the Office Lease, by and between Stitch Fix, Inc. and Post-Montgomery Associates, dated as of January 29, 2018.	8-K	001-38291	10.1	2/2/2018
10.26*	Fourth Amendment to the Office Lease, by and between Stitch Fix, Inc. and Post-Montgomery Associates, dated as of June 4, 2018.	10-Q	001-38291	10.2	6/8/2018
10.27*	Credit Agreement, by and between Stitch Fix, Inc. and Citibank, dated as of December 4, 2023.	10-Q	001-38291	10.2	12/6/2023
19.1	Stitch Fix, Inc. Insider Trading Policy.					X
21.1	List of Subsidiaries of Stitch Fix, Inc.					X
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

Incorporation by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
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
Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Stitch Fix, Inc.
Date:	September 25, 2024	By:	/s/ David Aufderhaar
David Aufderhaar
Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Matt Baer, David Aufderhaar, and Casey O’Connor, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution for him or her, and in his or her name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and either of them, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Matt Baer	Chief Executive Officer and Director	September 25, 2024
Matt Baer	(Principal Executive Officer)

/s/ David Aufderhaar	Chief Financial Officer	September 25, 2024
David Aufderhaar	(Principal Financial and Accounting Officer)

/s/ Kofi Amoo-Gottfried	Director	September 25, 2024
Kofi Amoo-Gottfried

/s/ J. William Gurley	Director	September 25, 2024
J. William Gurley

/s/ Katrina Lake	Founder and Director	September 25, 2024
Katrina Lake

/s/ Sharon McCollam	Director	September 25, 2024
Sharon McCollam

/s/ Elizabeth Williams	Director	September 25, 2024
Elizabeth Williams