Form 10-Q
period 2024-11-02
Stitch Fix, Inc.
filed 2024-12-11
CIK 1576942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 2, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of December 6, 2024, the number of outstanding shares of the registrant’s Class A common stock, par value $0.00002 per share, was 104,524,754, and the number of outstanding shares of the registrant’s Class B common stock, par value $0.00002 per share, was 22,318,035.

STITCH FIX, INC.

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Stitch Fix, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	November 2, 2024	August 3, 2024
Assets
Current assets:
Cash and cash equivalents	$137,153	$162,862
Short-term investments	116,119	84,106
Inventory, net	119,145	97,903
Prepaid expenses and other current assets	20,099	21,839
Total current assets	392,516	366,710
Property and equipment, net	49,204	51,517
Operating lease right-of-use assets	60,616	63,780
Other long-term assets	4,783	4,857
Total assets	$507,119	$486,864
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$114,386	$87,058
Operating lease liabilities	21,999	21,817
Accrued liabilities	69,352	73,007
Gift card liability	6,296	6,749
Deferred revenue	9,256	9,217
Other current liabilities	5,232	5,201
Current liabilities, discontinued operations	32	502
Total current liabilities	226,553	203,551
Operating lease liabilities, net of current portion	89,465	95,685
Other long-term liabilities	606	606
Total liabilities	316,624	299,842
Commitments and contingencies (Note 6)
Stockholders’ equity:
Class A common stock, $0.00002 par value – 2,000,000,000 shares authorized at November 2, 2024, and August 3, 2024; 106,827,439 and 104,742,401 shares issued at November 2, 2024, and August 3, 2024; and 104,525,298 and 102,440,260 shares outstanding at November 2, 2024, and August 3, 2024, respectively	1	1
Class B common stock, $0.00002 par value – 100,000,000 shares authorized at November 2, 2024, and August 3, 2024; 22,318,035 and 22,318,035 shares issued and outstanding at November 2, 2024, and August 3, 2024, respectively	1	1
Additional paid-in capital	694,339	684,650
Accumulated other comprehensive income (loss)	(295)	(335)
Accumulated deficit	(473,509)	(467,253)
Treasury stock, at cost – 2,302,141 and 2,302,141 shares as of November 2, 2024, and August 3, 2024, respectively	(30,042)	(30,042)
Total stockholders’ equity	190,495	187,022
Total liabilities and stockholders’ equity	$507,119	$486,864
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stitch Fix, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except share and per share amounts)

	For the Three Months Ended
	November 2, 2024	October 28, 2023
Revenue, net	$318,818	$364,785
Cost of goods sold	174,013	205,682
Gross profit	144,805	159,103
Selling, general, and administrative expenses	153,771	187,764
Operating loss	(8,966)	(28,661)
Interest income	2,932	2,248
Other income (expense), net	(72)	411
Loss before income taxes	(6,106)	(26,002)
Provision for income taxes	157	169
Net loss from continuing operations	(6,263)	(26,171)
Net income (loss) from discontinued operations, net of income taxes	7	(9,319)
Net loss	(6,256)	(35,490)
Other comprehensive income (loss):
Change in unrealized gains and losses on available-for-sale securities, net of tax	40	121
Foreign currency translation	—	(1,129)
Total other comprehensive income (loss), net of tax	40	(1,008)
Comprehensive loss	$(6,216)	$(36,498)
Loss per share from continuing operations, attributable to common stockholders:
Basic	$(0.05)	$(0.22)
Diluted	$(0.05)	$(0.22)
Loss per share from discontinued operations, attributable to common stockholders:
Basic	$0.00	$(0.08)
Diluted	$0.00	$(0.08)
Loss per share attributable to common stockholders:
Basic	$(0.05)	$(0.30)
Diluted	$(0.05)	$(0.30)
Weighted-average shares used to compute loss per share attributable to common stockholders:
Basic	125,972,658	116,645,160
Diluted	125,972,658	116,645,160

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stitch Fix, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	For the Three Months Ended November 2, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance as of August 3, 2024	127,060,436	$2	$684,650	$(335)	$(467,253)	(2,302,141)	$(30,042)	$187,022
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	2,085,038	—	(3,785)	—	—	—	—	(3,785)
Stock-based compensation	—	—	13,474	—	—	—	—	13,474
Net loss	—	—	—	—	(6,256)	—	—	(6,256)
Other comprehensive income, net of tax	—	—	—	40	—	—	—	40
Balance as of November 2, 2024	129,145,474	$2	$694,339	$(295)	$(473,509)	(2,302,141)	$(30,042)	$190,495

	For the Three Months Ended October 28, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance as of July 29, 2023	117,924,387	$2	$615,236	$527	$(338,413)	(2,302,141)	$(30,042)	$247,310
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	2,268,679	—	(4,172)	—	—	—	—	(4,172)
Stock-based compensation	—	—	24,100	—	—	—	—	24,100
Net loss	—	—	—	—	(35,490)	—	—	(35,490)
Other comprehensive loss, net of tax	—	—	—	(1,008)	—	—	—	(1,008)
Balance as of October 28, 2023	120,193,066	$2	$635,164	$(481)	$(373,903)	(2,302,141)	$(30,042)	$230,740

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stitch Fix, Inc.
Condensed Consolidated Statements of Cash Flow
(Unaudited)
(In thousands)

	For the Three Months Ended
	November 2, 2024	October 28, 2023
Cash Flows from Operating Activities from Continuing Operations
Net loss from continuing operations	$(6,263)	$(26,171)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities from continuing operations:
Change in inventory reserves	4,970	3,083
Stock-based compensation expense	12,650	19,902
Depreciation, amortization, and accretion	6,859	13,784
Other	34	19
Change in operating assets and liabilities:
Inventory	(26,212)	(33,255)
Prepaid expenses and other assets	1,771	2,800
Operating lease right-of-use assets and liabilities	(2,874)	(1,349)
Accounts payable	27,223	34,709
Accrued liabilities	(3,507)	7,502
Deferred revenue	39	(664)
Gift card liability	(453)	(503)
Other liabilities	31	702
Net cash provided by operating activities from continuing operations	14,268	20,559
Cash Flows from Investing Activities from Continuing Operations
Proceeds from sale of property and equipment	—	21
Purchases of property and equipment	(4,323)	(3,653)
Purchases of securities available-for-sale	(46,074)	—
Sales of securities available-for-sale	2,468	—
Maturities of securities available-for-sale	12,200	12,820
Net cash provided by (used in) investing activities from continuing operations	(35,729)	9,188
Cash Flows from Financing Activities from Continuing Operations
Payments for tax withholdings related to vesting of restricted stock units	(3,785)	(4,008)
Other	—	(100)
Net cash used in financing activities from continuing operations	(3,785)	(4,108)
Net increase (decrease) in cash and cash equivalents from continuing operations	(25,246)	25,639
Cash Flows from Discontinued Operations
Net cash used in operating activities from discontinued operations	(463)	(6,119)
Net cash used in financing activities from discontinued operations	—	(164)
Net decrease in cash and cash equivalents from discontinued operations	(463)	(6,283)
Effect of exchange rate changes on cash and cash equivalents	—	(1,895)
Net increase (decrease) in cash and cash equivalents	(25,709)	17,461
Cash and cash equivalents at beginning of period	162,862	239,437
Cash and cash equivalents at end of period	$137,153	$256,898
Supplemental Disclosure
Cash paid for income taxes	$521	$386
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchases of property and equipment included in accounts payable and accrued liabilities	$43	$1,099
Capitalized stock-based compensation	$824	$1,303

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
2.    Summary of Significant Accounting Policies
Basis of Presentation
Our fiscal year is a 52-week or 53-week period ending on the Saturday closest to July 31. The fiscal year ending August 2, 2025 (“fiscal 2025”) consists of 52 weeks. The fiscal year ended August 3, 2024 (“fiscal 2024”) consisted of 53 weeks, with the extra week occurring in the fourth fiscal quarter ending August 3, 2024.
The accompanying unaudited condensed consolidated financial statements include the accounts of Stitch Fix, Inc. and our wholly-owned subsidiaries, and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and the applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as our annual consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments, which are necessary for the fair statement of our financial information. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending August 2, 2025, or for any other interim period or for any other future year. All intercompany balances and transactions have been eliminated in consolidation.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended August 3, 2024 (the “2024 Annual Report”).
Discontinued Operations
During the first quarter of fiscal 2024, we ceased operations of our UK business and met the requirements to report the UK business as a discontinued operation. Accordingly, the condensed consolidated financial statements for all periods presented reflect the results of the UK business as a discontinued operation. Unless otherwise noted, amounts and disclosures throughout these Notes to Condensed Consolidated Financial Statements relate to the Company's continuing operations. Refer to Note 12, “Discontinued Operations” for further details.
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
Significant Accounting Policies
Unless noted below, there have been no changes to the Company’s significant accounting policies, as described in our fiscal 2024 Annual Report, that had a material impact on these condensed consolidated financial statements and related notes.
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
The following table summarizes the balances of contractual liabilities included in deferred revenue, gift card liability, and other current liabilities as of the dates indicated:

(in thousands)	November 2, 2024	August 3, 2024
Deferred revenue:
Upfront styling fees	$5,212	$4,859
Style Pass annual fees	2,984	3,426
Freestyle orders	1,060	932
Total deferred revenue	$9,256	$9,217
Gift card liability	$6,296	$6,749
Other current liabilities:
Referral credits	$266	$179
The following table summarizes revenue recognized during the three months ended November 2, 2024, that was previously included in deferred revenue, gift card liability, and other current liabilities at August 3, 2024:

(in thousands)	Revenue Recognized from Amounts Previously Included in Deferred Balances at August 3, 2024
Upfront styling fees	$4,842
Style Pass annual fees	1,500
Freestyle orders	607
Gift card liability	743
Referral credits	48
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
No client accounted for greater than 10% of total revenue, net for the three months ended November 2, 2024 or October 28, 2023.

Recently Issued Accounting Pronouncements
In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). This update is designed to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This standard also enhances interim disclosure requirements and provides new segment disclosure requirements for entities with a single reportable segment. This standard is effective for us beginning in fiscal 2025 for the annual period, and the interim periods thereafter. We are currently evaluating the impact that this standard will have on our consolidated financial statements or related disclosures.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). This update enhances the transparency and decision usefulness of income tax disclosures by improving the income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The update also includes certain other amendments to improve the effectiveness of income tax disclosures. This standard is effective for us beginning in fiscal 2026 with early adoption permitted. We do not anticipate this standard to have a material impact on our consolidated financial statements or related disclosures.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). This update is to improve the disclosures of components of certain income statement expense items. This standard is effective for us beginning in fiscal 2028 for the annual period, with early adoption permitted. We are currently evaluating the impact that this standard will have on our consolidated financial statements or related disclosures.
3.    Fair Value Measurements
Our financial instruments consist of cash, cash equivalents, investments, accounts receivable, accounts payable, and accrued liabilities. At November 2, 2024, and August 3, 2024, the carrying values of cash, accounts receivable, accounts payable, and accrued liabilities approximated fair value due to their short-term nature. We measure our cash equivalents and investments at fair value within Level 1 or Level 2 of the fair value hierarchy because we value these investments using unadjusted, quoted market prices; or alternative pricing sources and models utilizing market observable inputs, respectively. Further, the Company measures the fair value of certain lease right of use assets and other long-lived assets subject to long-lived asset impairment using Level 3 unobservable inputs.
Our cash equivalents and investments, which were accounted for as available-for-sale securities and were measured at fair value on a recurring basis as of November 2, 2024, and August 3, 2024, were as follows:

	November 2, 2024				August 3, 2024
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$69,492	$—	$—	$69,492	$84,594	$—	$—	$84,594
Investments (1):
U.S. Treasury securities	19,278	—	—	19,278	13,603	—	—	13,603
Corporate bonds	—	85,428	—	85,428	—	67,527	—	67,527
Asset backed securities	—	6,951	—	6,951	—	—	—	—
U.S. Agency securities	—	2,994	—	2,994	—	2,976	—	2,976
Commercial paper	—	1,468	—	1,468	—	—	—	—
Total	$88,770	$96,841	$—	$185,611	$98,197	$70,503	$—	$168,700
(1) Investments have remaining maturities of less than one year.
There were no transfers of financial assets or liabilities into or out of Level 1, Level 2, or Level 3 during the three months ended November 2, 2024, or October 28, 2023.

The following table sets forth the amortized cost, gross unrealized gains and losses, and fair values of our investments accounted for as available-for-sale securities as of November 2, 2024, and August 3, 2024:

	November 2, 2024				August 3, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments:
U.S. Treasury securities	$19,261	$17	$—	$19,278	$13,588	$16	$(1)	$13,603
Corporate bonds	85,325	103	—	85,428	67,451	88	(12)	67,527
Asset backed securities	6,939	13	(1)	6,951	—	—	—	—
U.S. Agency securities	2,992	2	—	2,994	2,973	3	—	2,976
Commercial paper	1,468	—	—	1,468	—	—	—	—
Total	$115,985	$135	$(1)	$116,119	$84,012	$107	$(13)	$84,106
No significant available-for-sale securities held as of the periods presented have been in a continuous unrealized loss position for more than 12 months as of November 2, 2024 and August 3, 2024.
4.    Accrued Liabilities
Accrued liabilities consisted of the following:

(in thousands)	November 2, 2024	August 3, 2024
Compensation and related benefits	$11,288	$13,804
Advertising	8,780	6,967
Sales taxes	6,780	6,583
Shipping and freight	9,620	10,998
Accrued accounts payable	5,719	10,607
Inventory purchases	16,379	14,473
Sales refund reserve	7,313	6,417
Other	3,473	3,158
Total accrued liabilities	$69,352	$73,007

5.    Credit Facility
On December 4, 2023, we entered into a first lien credit agreement with Citibank, N.A., as agent and lender, which provides for a $50.0 million revolving credit facility maturing on December 4, 2026 (the “2023 Credit Facility”). The 2023 Credit Facility includes a sub-facility that provides for the issuance of letters of credit in an amount of up to $30.0 million. Availability of the 2023 Credit Facility will be based upon a borrowing base formula and periodic borrowing base certifications valuing certain of our accounts receivable, credit card receivables, and inventory as reduced by certain reserves, if any. Our borrowing availability based on balances as of November 2, 2024, was $50.0 million, and our excess availability was $31.3 million as a result of outstanding letters of credit, and no outstanding borrowing.
The 2023 Credit Facility is subject to customary fees for loan facilities of this type, including a commitment fee equal to 0.30% based on the average daily undrawn portion of the 2023 Credit Facility, payable quarterly.
The interest rate applicable to the 2023 Credit Facility will be, at our option, either (a) the Adjusted Term SOFR rate for the applicable interest period (subject to a 0.00% floor), plus a margin of 2.00% or (b) the Base Rate plus a margin of 2.00%. The Base Rate is the highest of (a) the federal funds rate plus 0.50%, (b) the Wall Street Journal prime rate, or (c) the Adjusted Term SOFR rate for a one-month interest period plus 1.00%.
Debt under the 2023 Credit Facility is guaranteed by substantially all of our material domestic subsidiaries and is secured by substantially all of our and such subsidiaries’ assets. The 2023 Credit Facility contains affirmative and negative covenants, indemnification provisions, and events of default. The 2023 Credit Facility also contains financial covenants that require us to maintain a minimum liquidity level and, if applicable, a minimum total consolidated fixed charge coverage ratio during the periods set forth in the 2023 Credit Facility. As of November 2, 2024, we were in compliance with all financial covenants.

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
On August 26, 2022, a class action lawsuit alleging violations of federal securities laws was filed by certain of our stockholders in the U.S. District Court for the Northern District of California, naming as defendants us and certain of our officers and directors. An amended complaint was filed on August 15, 2023. The lawsuit alleges violations of the Securities Exchange Act of 1934, as amended, by us and our officers for allegedly making materially false and misleading statements regarding our Freestyle offering between December 2020 and June 2022. The plaintiffs seek unspecified monetary damages and other relief. The Company filed a motion to dismiss on November 1, 2023. A hearing on the Motion to Dismiss was held on April 18, 2024, and the motion to dismiss was granted on July 16, 2024, with leave to amend. The plaintiffs filed a second amended complaint on September 13, 2024, and the Company filed a motion to dismiss the second amended complaint on November 8, 2024.
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
There have been no other material changes to our commitments and contingencies disclosed in our fiscal 2024 Annual Report.
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
7.    Accumulated Other Comprehensive Income (Loss)
The tables below present the changes in accumulated other comprehensive income (loss) (“AOCI”) by component and, if applicable, the reclassifications out of AOCI for the periods presented:

	For the Three Months Ended
	November 2, 2024			October 28, 2023
(in thousands)	Available-for-sale Securities	Foreign Currency Translation	Total	Available-for-sale Securities	Foreign Currency Translation	Total
Beginning balance	$(335)	$—	$(335)	$(602)	$1,129	$527
Other comprehensive income (loss) before reclassifications (1)	40	—	40	121	(2,274)	(2,153)
Release of cumulative foreign currency translation adjustments associated with discontinued operations (2)	—	—	—	—	1,145	1,145
Net change in AOCI	40	—	40	121	(1,129)	(1,008)
Ending balance	$(295)	$—	$(295)	$(481)	$—	$(481)
(1) There was no associated income tax effect for losses on available-for-sale securities for the three months ended November 2, 2024, or October 28, 2023, as we have recorded a valuation allowance against these deferred tax balances.
(2) During the first quarter of fiscal 2024, we ceased operations of our UK business and the accounting requirements for reporting the UK business as a discontinued operation were met. Accordingly, in the first quarter of fiscal 2024, we reclassified historical foreign currency translation losses, which were previously recognized in AOCI, from stockholders’ equity to loss from discontinued operations, net of income taxes in the condensed consolidated statements of operations and comprehensive loss. Refer to Note 12, “Discontinued Operations” for further details.

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
2017 Incentive Plan
In November 2017, our Board of Directors and stockholders adopted our 2017 Incentive Plan (the “2017 Plan”). The remaining shares available for issuance under our 2011 Plan became reserved for issuance under the 2017 Plan. Our 2017 Plan provides for the grant of Class A incentive stock options to employees and for the grant of nonqualified stock options, stock appreciation rights, RSAs, RSU awards, performance restricted stock unit (“PSU”) awards, performance cash awards, and other forms of stock awards to employees, directors, and consultants. Employee stock option awards generally begin to vest six months after the grant date with the remaining shares subject to the option vesting ratably over the next 30 months. Options generally expire after 10 years. RSU awards made to employees generally vest ratably on a quarterly basis subject to the employee’s continued service with the Company. PSU awards made to employees generally vest on a quarterly basis following the end of the performance period, subject to the employee’s continued service with the Company. As of November 2, 2024, the number of shares authorized for issuance under the 2017 Plan was 50,276,797 shares of Class A common stock, and the number of shares available for grant was 2,847,665.
2019 Inducement Plan
In October 2019, our Board of Directors adopted our 2019 Inducement Plan (the “2019 Plan”). Our 2019 Plan provides for the grant of Class A nonqualified stock options and RSU awards to individuals who satisfy the standards for inducement grants under the relevant Nasdaq Stock Market rules. As of November 2, 2024, the number of shares authorized for issuance under the 2019 Plan was 10,750,000 shares of Class A common stock and the number of shares available for grant was 1,436,629.
Stock Options
Stock option activity under the 2011 Plan, 2017 Plan, and 2019 Plan was as follows:

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance at August 3, 2024	10,094,852	$5.67	8.36	$4,272
Cancelled	(468,144)	11.26
Balance at November 2, 2024	9,626,708	$5.40	8.15	$1,356
Restricted Stock Unit Awards
RSU award activity under the 2017 Plan and 2019 Plan was as follows:

	Unvested RSUs
	Class A Common Stock	Weighted- Average Grant Date Fair Value
Unvested at August 3, 2024	8,239,439	$6.04
Granted	8,610,082	3.14
Vested	(2,085,038)	5.00
Forfeited	(1,289,778)	5.62
Unvested at November 2, 2024	13,474,705	$4.39

Performance Restricted Stock Unit Awards
The Compensation Committee approved certain PSU awards in the first quarter of fiscal 2025, which vest in multiple tranches over a one- or three-year period. Each PSU award represents a contingent right to receive one share of common stock. The awards have both service and performance conditions. The actual number of shares earned on vesting ranges from 0% to 150% of the target number granted, depending on the attainment of specified performance metrics during the performance period, which is the fiscal year 2025.
PSU award activity under the 2017 Plan was as follows:

	Unvested PSUs
	Class A Common Stock	Weighted- Average Grant Date Fair Value
Unvested at August 3, 2024	—	$—
Granted	1,387,500	3.12
Unvested at November 2, 2024	1,387,500	$3.12
Stock-Based Compensation Expense
Stock-based compensation expense for options, RSUs, and PSUs granted to employees was $12.7 million for the three months ended November 2, 2024, and $19.9 million for the three months ended October 28, 2023. Stock-based compensation expense is included in selling, general, and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.
Stock-based compensation expense related to RSUs is recorded, net of forfeitures, over the requisite service period using the straight-line method such that an expense is only recognized for those awards that we expect to vest. Stock-based compensation expense related to PSUs is recorded under the accelerated method and is adjusted in future periods for subsequent changes in the expected outcome of the performance related conditions. Stock-based compensation expense related to stock options is recorded by estimating the fair value of stock-based awards using the Black-Scholes option pricing model and amortizing the fair value of the stock-based awards granted over the applicable vesting period of the awards on a straight-line basis. No options were granted during the three months ended November 2, 2024, and October 28, 2023.
As of November 2, 2024, the total unrecognized compensation expense related to unvested options, RSUs, and PSUs, net of estimated forfeitures, was $68.6 million, which we expect to recognize over an estimated weighted average period of 1.5 years.
9.    Income Taxes
The following table summarizes our effective tax rate from loss from continuing operations for the periods presented:

	For the Three Months Ended
(in thousands)	November 2, 2024	October 28, 2023
Loss from continuing operations before income taxes	$(6,106)	$(26,002)
Provision for income taxes	157	169
Effective tax rate	(2.6)%	(0.7)%
Our continuing operations are subject to income taxes in the United States. Our effective tax rate for the three months ended November 2, 2024, differs from the federal statutory income tax rate primarily due to the full valuation allowance recorded on our net federal and state deferred tax assets. The tax provision for the three months ended November 2, 2024, is primarily comprised of state taxes.
Our effective tax rate for the three months ended October 28, 2023, differed from the federal statutory income tax rate primarily due to the full valuation allowance recorded on our net federal and state deferred tax assets. The tax provision for the three months ended October 28, 2023, is primarily comprised of state taxes.

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
The table below presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted loss per share from continuing operations attributable to Class A and Class B common stockholders:

	For the Three Months Ended
(in thousands, except share and per share amounts)	November 2, 2024	October 28, 2023
Numerator:
Net loss from continuing operations attributable to Class A and Class B common stockholders	$(6,263)	$(26,171)
Denominator:
Weighted-average shares of common stock - basic	125,972,658	116,645,160
Weighted-average shares of common stock - diluted	125,972,658	116,645,160
Loss per share from continuing operations attributable to Class A and Class B common stockholders:
Basic	$(0.05)	$(0.22)
Diluted	$(0.05)	$(0.22)

As the Company has reported net loss from continuing operations for each of the periods presented, all potentially dilutive securities were considered antidilutive. The following common stock equivalents were excluded from the computation of diluted loss per share from continuing operations because their effect would have been antidilutive for the periods presented:

	For the Three Months Ended
	November 2, 2024	October 28, 2023
Performance restricted stock units that settle into Class A common stock (1)	1,387,500	—
Restricted stock units that settle into Class A common stock	13,474,705	16,797,675
Stock options to purchase Class A common stock	8,921,674	6,826,227
Stock options to purchase Class B common stock	705,034	805,470
Total	24,488,913	24,429,372
(1) Refer to Note 8, “Stock-based Compensation” for further details.
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

We did not repurchase any shares during the three months ended November 2, 2024, or October 28, 2023. As of November 2, 2024, $120.0 million remained available under the 2022 Repurchase Program authorization. Repurchases under the 2022 Repurchase Program during any given fiscal period will reduce the number of weighted-average common shares outstanding for the respective period.
11.    Restructuring
In June 2022, we announced a restructuring plan (the “2022 Restructuring Plan”) to reduce our future fixed and variable operating costs and allow us to centralize key capabilities, strengthen decision-making to drive efficiencies, and ensure we are allocating resources to our most critical priorities. In fiscal 2022 and 2023, in furtherance of and as an expansion of the 2022 Restructuring Plan, we reduced our employee workforce, impaired a portion of our corporate office space, and announced intended closures of certain fulfillment centers. In fiscal 2024, in furtherance of and as an expansion of the 2022 Restructuring Plan, we closed certain fulfillment centers, implemented an organizational realignment which eliminated certain styling leadership and corporate positions, revised our compensation model for Stylists, and impaired a portion of our corporate office space in the fourth quarter of 2024 due to change in the use of the space.
During the three months ended November 2, 2024, we recorded $0.4 million related to the continued impact of our revised compensation model for Stylists, primarily consisting of severance and employee-related benefits. In furtherance of and as an expansion of the 2022 Restructuring Plan, in October 2024, we implemented an additional organizational realignment which further eliminated certain corporate positions. During the three months ended November 2, 2024, we recorded $0.6 million related to this action, primarily consisting of severance and employee-related benefits.
The components of total restructuring charges were as follows:

	For the Three Months Ended
(in thousands)	November 2, 2024	October 28, 2023
Cash restructuring charges:
Severance and employee-related benefits	$971	$2,462
Other	58	648
Non-cash restructuring charges:
Accelerated depreciation	—	4,178
Other	—	662
Total restructuring (1)	$1,029	$7,950
(1) Recorded in selling, general, and administrative expenses on the condensed consolidated statements of operations and comprehensive loss.

The following table provides the changes in the Company’s restructuring related liabilities, which are included within accounts payable and accrued liabilities on the condensed consolidated balance sheets:

(in thousands)	Severance and Employee Related Benefits and Other
Balance at August 3, 2024	$3,260
Charges incurred	1,029
Cash payments	(3,748)
Balance at November 2, 2024	$541
Related to the 2022 Restructuring Plan, we estimate we will incur an immaterial amount of additional cash restructuring charges over the next fiscal quarter, with substantially all of the cash payments to be completed by the end of the next fiscal quarter.

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
The following table summarizes the major classes of assets and liabilities of discontinued operations, if any, which are summarized separately in the condensed consolidated balance sheets:

(in thousands)	November 2, 2024	August 3, 2024
Accrued liabilities	32	502
Current liabilities, discontinued operations	32	502
Total liabilities, discontinued operations	$32	$502
The key components of loss from discontinued operations were as follows:

	For the Three Months Ended
(in thousands)	November 2, 2024	October 28, 2023
Revenue, net	$—	$8,558
Cost of goods sold	—	6,490
Gross profit	—	2,068
Selling, general, and administrative expenses	—	10,135
Operating income (loss)	—	(8,067)
Interest income	—	187
Other income (expense), net (1)	7	(1,143)
Income (loss) before income taxes	7	(9,023)
Provision for income taxes	—	296
Income (loss) from discontinued operations, net of income taxes	$7	$(9,319)
(1) For the three months ended October 28, 2023, Other income (expense), net includes the loss from the release of historical foreign currency translation adjustments related to the exit of the UK business. Refer to Note 7, “Accumulated Other Comprehensive Income (Loss)” for further details.
During fiscal 2024, we recorded an aggregate $5.3 million of expenses related to the exit and wind down of the UK business, primarily consisting of losses from firm purchase commitments for future receipts of inventory, inventory write-downs to net realizable value, and fixed asset impairment charges. These charges were recorded in both cost of goods sold and selling, general, and administrative expenses from discontinued operations.
We expect future expenses associated with the exit of the UK business to be immaterial.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes thereto included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes and our Annual Report on Form 10-K (the “2024 Annual Report”) for the year ended August 3, 2024, filed with the Securities and Exchange Commission on September 25, 2024. We use a 52- or 53-week fiscal year, with our fiscal year ending on the Saturday that is closest to July 31 of that year. The fiscal year ending August 2, 2025 (“fiscal 2025”) consists of 52 weeks, and the fiscal year ended August 3, 2024 (“fiscal 2024”) consisted of 53 weeks. Throughout this Quarterly Report on Form 10-Q (this “Quarterly Report”), all references to quarters and years are to our fiscal quarters and fiscal years unless otherwise noted.
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
Discontinued Operations
During the first quarter of fiscal 2024, we ceased operations of our UK business and the accounting requirements for reporting the UK business as a discontinued operation were met. Accordingly, any discussion of historical information in Management’s Discussion and Analysis below reflects the results of the UK business as a discontinued operation, and amounts and disclosures below relate to the Company's continuing operations for all periods presented, unless otherwise noted. Refer to Note 12, “Discontinued Operations” within the Notes to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report for further details.
Financial Overview
For the three months ended November 2, 2024, we reported $318.8 million in net revenue, representing a year-over-year decrease of 12.6%, compared to the three months ended October 28, 2023. As of November 2, 2024, and October 28, 2023, we had approximately 2,434,000 and 2,989,000 active clients, respectively, representing a year-over-year decline of 18.6%.
During the three months ended November 2, 2024, we experienced a decline in net revenue year-over-year primarily due to our challenges in acquiring and retaining clients. We expect these challenges in acquiring and retaining active clients to continue having a negative compounding effect on net revenue throughout fiscal 2025. We remain focused on retaining current clients, improving the conversion of new clients, and enhancing our overall client experience for new and existing clients.
Net loss from continuing operations for the three months ended November 2, 2024, was $6.3 million, compared to a net loss from continuing operations of $26.2 million for the three months ended October 28, 2023.

For more information on the components of net loss from continuing operations for the three months ended November 2, 2024, refer to the section titled “Results of Operations” below.
Restructuring
During the three months ended November 2, 2024, in furtherance of and as an expansion of the restructuring plan announced in June 2022 (the “2022 Restructuring Plan”), we recorded $1.0 million of additional restructuring charges. Related to the 2022 Restructuring Plan, we estimate we will incur an immaterial amount of additional cash restructuring charges over the next fiscal quarter, with substantially all of the cash payments to be completed by the end of the next fiscal quarter.
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

	For the Three Months Ended
(in thousands)	November 2, 2024	October 28, 2023
Net loss from continuing operations	$(6,263)	$(26,171)
Add (deduct):
Interest income	(2,932)	(2,248)
Other (income) expense, net	72	(411)
Provision for income taxes	157	169
Depreciation and amortization (1)	7,385	9,439
Stock-based compensation expense	12,650	19,902
Restructuring and other one-time costs (2)	2,425	7,950
Adjusted EBITDA	$13,494	$8,630
(1) For the three months ended October 28, 2023, depreciation and amortization excluded $4.3 million reflected in “Restructuring and other one-time costs.”
(2) Restructuring and other one-time costs include restructuring charges as described in Note 11, “Restructuring” in the Notes to the Condensed Consolidated Financial Statements in Item 1, and, for the three months ended November 2, 2024, also $1.4 million in one-time bonuses for certain continuing employees.
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

	For the Three Months Ended
(in thousands)	November 2, 2024	October 28, 2023
Free Cash Flow reconciliation:
Net cash provided by operating activities from continuing operations	$14,268	$20,559
Deduct:
Purchases of property and equipment from continuing operations	(4,323)	(3,653)
Free Cash Flow	$9,945	$16,906
Net cash provided by (used in) investing activities from continuing operations	$(35,729)	$9,188
Net cash used in financing activities from continuing operations	$(3,785)	$(4,108)
Operating Metrics

(in thousands)	November 2, 2024	August 3, 2024	April 27, 2024	January 27, 2024	October 28, 2023
Active clients	2,434	2,508	2,633	2,805	2,989
Net Revenue per Active Client	$531	$533	$525	$515	$506
Active Clients
We believe that the number of active clients is a key indicator of the overall health of our business. We define an active client as a client who checked out a Fix or was shipped an item via Freestyle in the preceding 52 weeks, measured as of the last day of that period. Clients check out a Fix when they indicate what items they are keeping through our mobile application or on our website. We consider each Women’s, Men’s, or Kids account as a client, even if they share the same household. We had approximately 2,434,000 and 2,989,000 active clients as of November 2, 2024, and October 28, 2023, respectively, representing a year-over-year decline of 18.6%. The decline in active clients is due to dormant clients outpacing new client additions during the quarter, which we largely attribute to client conversion and retention challenges.

Net Revenue per Active Client
We believe that net revenue per active client is an indicator of client engagement and satisfaction. We calculate net revenue per active client based on net revenue over the preceding four fiscal quarters divided by the number of active clients measured as of the last day of the period. Net revenue per active client was $531 and $506 as of November 2, 2024, and October 28, 2023, respectively, or an increase of 4.9% year over year.
Factors Affecting Our Performance
Macroeconomic Environment
Our business and operating results are subject to national and global economic conditions and their impact on consumer discretionary spending. As the macroeconomic environment is experiencing inflation, recessionary concerns, and general uncertainty regarding the overall future political and economic environment, we cannot predict whether or when such circumstances may improve or worsen or what impact such circumstances could have on our business.
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
Marketing expense is recorded in selling, general, and administrative expenses in the condensed consolidated statements of operations and comprehensive loss. The largest component of our marketing expense is advertising, which was $30.0 million for the three months ended November 2, 2024, and $29.7 million for the three months ended and October 28, 2023. We will continue to be methodical about our approach when we are making advertising decisions, and may adjust our spending up or down based on performance.
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
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses (“SG&A”) consist primarily of compensation and benefits costs, including stock-based compensation expense, for our employees including our stylists, fulfillment center operations, data analytics, merchandising, engineering, marketing, client experience, and corporate personnel. SG&A also includes marketing and advertising costs, third-party logistics costs, facility costs for our fulfillment centers and offices, professional service fees, information technology costs, and depreciation and amortization expense. As a result of our restructuring and cost reduction actions throughout fiscal years 2024, 2023, and 2022, we expect SG&A in fiscal 2025 to continue to decrease as compared to fiscal 2024. Our classification of certain components within SG&A may vary from other companies in our industry and may not be comparable.
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

Results of Operations
The following table summarizes our financial results from continuing operations:

	For the Three Months Ended		%
(in thousands)	November 2, 2024	October 28, 2023	Change
Revenue, net	$318,818	$364,785	(12.6)%
Cost of goods sold	174,013	205,682	(15.4)%
Gross profit	144,805	159,103	(9.0)%
Selling, general, and administrative expenses	153,771	187,764	(18.1)%
Operating loss	(8,966)	(28,661)	(68.7)%
Interest income	2,932	2,248	30.4%
Other income (expense), net	(72)	411	(117.5)%
Loss before income taxes	(6,106)	(26,002)	(76.5)%
Provision for income taxes	157	169	(7.1)%
Net loss from continuing operations	$(6,263)	$(26,171)	(76.1)%
 The components of our results from continuing operations as a percentage of revenue were as follows:

	For the Three Months Ended
	November 2, 2024	October 28, 2023
Revenue, net	100.0%	100.0%
Cost of goods sold	54.6%	56.4%
Gross margin	45.4%	43.6%
Selling, general, and administrative expenses	48.2%	51.5%
Operating loss	(2.8)%	(7.9)%
Interest income	0.9%	0.6%
Other income (expense), net	—%	0.1%
Loss before income taxes	(1.9)%	(7.1)%
Provision for income taxes	—%	0.1%
Net loss from continuing operations	(2.0)%	(7.2)%
Note: Due to rounding, percentages in this table may not sum to totals.
Revenue and Gross Margin
Revenue decreased by $46.0 million, or 12.6% during the three months ended November 2, 2024, compared to the three months ended October 28, 2023. The decrease was primarily due to an 18.6% decline in active clients from October 28, 2023, to November 2, 2024, which led to a decrease in sales of merchandise. Partially offsetting the revenue decline during the three months ended November 2, 2024, was an improvement in net revenue per active client, which was driven by an increase in the average order value due to higher average unit retail prices for Fixes.
Gross margin for the three months ended November 2, 2024, increased by 180 basis points, compared to the prior year period. The increase in gross margin was primarily driven by transportation leverage as our carrier mix yielded more favorable year-over-year rates and improved product margins.
Selling, General, and Administrative Expenses
SG&A decreased by $34.0 million for the three months ended November 2, 2024, compared to the three months ended October 28, 2023. The year-over-year decrease was primarily driven by lower compensation and benefits expense including lower stock-based compensation expense, lower depreciation and amortization expense, and lower facilities costs, largely driven by our restructuring actions.
SG&A as a percentage of revenue decreased to 48.2% for the three months ended November 2, 2024, compared with 51.5% for the three months ended October 28, 2023. The decrease in SG&A as a percentage of revenue for the three months ended November 2, 2024, compared with the same period last year, was primarily driven by lower compensation and benefits expense including lower stock-based compensation expense, lower depreciation and amortization expense, and lower facilities costs, largely driven by our restructuring actions, as a percentage of revenue.

Provision for Income Taxes
The following table summarizes our effective tax rate from loss from continuing operations for the periods presented:

	For the Three Months Ended
(in thousands)	November 2, 2024	October 28, 2023
Loss from continuing operations before income taxes	$(6,106)	$(26,002)
Provision for income taxes	157	169
Effective tax rate	(2.6)%	(0.7)%
Our continuing operations are subject to income taxes in the United States. Our effective tax rate for the three months ended November 2, 2024, differs from the federal statutory income tax rate primarily due to the full valuation allowance recorded on our net federal and state deferred tax assets. The tax provision for the three months ended November 2, 2024, is primarily comprised of state taxes.
Our effective tax rate for the three months ended October 28, 2023, differed from the federal statutory income tax rate primarily due to the full valuation allowance recorded on our net federal and state deferred tax assets. The tax provision for the three months ended October 28, 2023, is primarily comprised of state taxes.
Liquidity and Capital Resources
Sources of Liquidity
Our principal sources of liquidity are our cash, cash equivalents, investments, cash flows from continuing operations, and borrowing capacity under our credit facility. As of November 2, 2024, we had $137.2 million of cash and cash equivalents attributable to continuing operations, which included $0.3 million held outside the U.S. in the UK, and $116.1 million of short-term investments with contractual maturities of 12 months or less. We will use our cash balances in the UK to settle the remaining liabilities attributable to our discontinued operations, and we plan to repatriate the remaining UK cash into the U.S. within 12 months of liquidating of the UK entity. This cash repatriation may be subject to taxes and other local statutory restrictions.
Credit Facility
On December 4, 2023, we entered into a first lien credit agreement with Citibank, N.A., as agent and lender, which provides for a $50.0 million revolving credit facility maturing on December 4, 2026 (the “2023 Credit Facility”). The 2023 Credit Facility includes a sub-facility that provides for the issuance of letters of credit in an amount of up to $30.0 million. Availability of the 2023 Credit Facility will be based upon a borrowing base formula and periodic borrowing base certifications valuing certain of our accounts receivable, credit card receivables, and inventory as reduced by certain reserves, if any. Our borrowing availability based on balances as of November 2, 2024, was $50.0 million, and our excess availability was $31.3 million as a result of outstanding letters of credit, and no outstanding borrowing.
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
Share Repurchases
In January 2022, our Board of Directors authorized a share repurchase program to repurchase up to $150.0 million of our outstanding Class A common stock, with no expiration date (the “2022 Repurchase Program”). We may repurchase shares from time to time through open market repurchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. The actual timing, number and value of shares repurchased in the future will be determined by the Company in its discretion and will depend on a number of factors, including price, trading volume, market conditions, and other general business conditions. Repurchases will be funded from the Company’s existing cash and cash equivalents or future cash flow. The repurchase program may be modified, suspended, or terminated at any time. During the three months ended November 2, 2024, and October 28, 2023, the Company made no repurchases of Class A common stock. As of November 2, 2024, the

Company had repurchased an aggregate 2,302,141 shares of Class A common stock for $30.0 million, and $120.0 million remained available under the 2022 Repurchase Program authorization.
Cash Flows
The following table summarizes our cash flows for the periods indicated below:

	For the Three Months Ended
(in thousands)	November 2, 2024	October 28, 2023
Net cash provided by operating activities from continuing operations	$14,268	$20,559
Net cash provided by (used in) investing activities from continuing operations	(35,729)	9,188
Net cash used in financing activities from continuing operations	(3,785)	(4,108)
Net increase (decrease) in cash and cash equivalents from continuing operations	$(25,246)	$25,639
Cash Provided by Operating Activities from Continuing Operations
During the three months ended November 2, 2024, cash provided by operating activities from continuing operations was $14.3 million, which consisted of a net loss from continuing operations of $6.3 million, adjusted by non-cash charges of $24.5 million and a $4.0 million change in net operating assets and liabilities. The non-cash charges were primarily driven by $12.7 million of stock-based compensation expense; $6.9 million of depreciation, amortization, and accretion; and a $5.0 million change in inventory reserves. The change in net operating assets and liabilities was primarily due to a $26.2 million change in gross inventory balances as we increased purchases in advance of the fall and winter season. This was largely offset by an increase in accounts payable and accrued liabilities of $23.7 million due to timing of inventory receipts and payments.
During the three months ended October 28, 2023, cash provided by operating activities from continuing operations was $20.6 million, which consisted of a net loss from continuing operations of $26.2 million, adjusted by non-cash charges of $36.8 million and a $9.9 million change in net operating assets and liabilities. The non-cash charges were primarily driven by $19.9 million of stock-based compensation expense, $13.8 million of depreciation, amortization, and accretion. The change in our net operating assets and liabilities was primarily due to a $33.3 million increase in gross inventory balances, as we increased purchases in advance of the fall and winter season. This was largely offset by an increase in accounts payable and accrued liabilities of $42.2 million due to timing of inventory receipts and payments.
Cash Provided by (Used in) Investing Activities from Continuing Operations
During the three months ended November 2, 2024, cash used in investing activities from continuing operations was $35.7 million. This was primarily due to the purchases of securities available-for-sale of $46.1 million, partially offset by the sales and maturities of available-for-sale securities of $14.7 million.
During the three months ended October 28, 2023, cash provided in investing activities from continuing operations was $9.2 million. This was primarily due to the maturities of available-for-sale securities of $12.8 million, partially offset by purchases of property and equipment of $3.7 million.
Cash Used in Financing Activities from Continuing Operations
During the three months ended November 2, 2024, cash used in financing activities from continuing operations was $3.8 million due to payments for tax withholding related to vesting of restricted stock units.
During the three months ended October 28, 2023, cash used in financing activities from continuing operations was $4.1 million, primarily due to payments for tax withholding related to vesting of restricted stock units.
Contractual Obligations and Other Commitments
There have been no material changes to our contractual obligations and other commitments as disclosed in our fiscal 2024 Annual Report on Form 10-K.
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
There have been no significant changes to our critical accounting policies and estimates disclosed in our fiscal 2024 Annual Report on Form 10-K.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk from the information presented in Part II, Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our fiscal 2024 Annual Report on Form 10-K.
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
Changes in Internal Control Over Financial Reporting
There were no changes during the quarter ended November 2, 2024, in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•Operational constraints at our fulfillment centers or our failure to adequately and effectively staff our fulfillment centers could adversely affect our client experience and operating results.
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
•If we fail to effectively manage our Stylists, our business, financial condition, and operating results could be adversely affected.
•If we are unable to acquire new merchandise vendors or retain existing merchandise vendors, our operating results may be harmed.
•We may incur significant losses from fraud.
•Our real estate leases subject us to various financial risks.
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
To ensure timely delivery of merchandise, we generally enter into purchase contracts well in advance of a particular season and often before apparel trends are confirmed by client purchases. As a result, we are vulnerable to demand and pricing shifts and to suboptimal selection and timing of merchandise purchases. We rely on our merchandising team to order styles and products that our clients will purchase and we rely on our data science recommend which styles to re-buy and the depth of those re-buy purchases. We have not always predicted demand and clients’ preferences with accuracy, which has negatively impacted revenue or resulted in significant write-offs when we have sub-optimal inventory assortment. For instance, in the fourth quarter of fiscal 2022, we experienced weaker consumer demand, which caused us to have higher inventory levels and increased inventory reserves that affected our financial results.
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
Our inventory levels also may be affected by product launch delays, consumer demand fluctuations due to macroeconomic factors, uncertainty or otherwise, disruptions in our systems due to upgrades, launches or otherwise, freight delays, vendor relationships, capacity constraints, and our inability to predict demand with respect to categories or products. For example, freight delays caused by lockdowns due to COVID-19, port closures, port congestion, and shipping container and ship shortages caused us to experience delays in receiving inventory. Freight delays caused by these issues or new issues, including labor disruptions or shortages, may affect us in future quarters. Also, in the past we experienced challenges managing our inventory within the fulfillment centers given storage capacity constraints and challenges hiring fulfillment center employees. Any future such challenges could affect the amount and types of inventory we have available to offer to clients, and therefore negatively affect our operating results.
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
Severe weather events, including earthquakes, hurricanes, tornadoes, floods, fires, storms, extreme winter weather, and other adverse weather events and climate conditions could also cause operational constraints or temporarily reduce our ability to ship merchandise to clients. For instance, the severe winter weather and temperatures experienced in Texas and other parts of the country in February 2021 caused us to temporarily close two of our fulfillment centers and affected the shipping of merchandise in and out of our fulfillment centers. Future weather events, which we expect to become more frequent and more severe with the increasing effects of climate change, could have a significant impact on our operations and results of operations. Additionally, the impact of such weather events affecting one or more fulfillment centers may be exacerbated due to the fact that we have fewer fulfillment centers to continue operations during such a closure and therefore each individual fulfillment center represents a larger portion of our overall business. Moreover, following our move to three fulfillment centers, each of our Men’s and Kids lines are shipped out of one fulfillment center only. If a fulfillment center that houses the entirety of one of those lines is forced to close, it would affect shipments to all of those clients and negatively affect our client experience and operating results. Further, in response to the COVID-19 pandemic, we temporarily closed three of our fulfillment centers and implemented changes that resulted in operational constraints, which in turn temporarily reduced our ability to ship merchandise to clients and earn revenue. Any future pandemics may negatively affect capacity at our fulfillment centers.
We have in the past experienced difficulty hiring employees in our fulfillment centers, which we attributed to COVID-19 concerns and to increased competition and rising wages for eCommerce fulfillment center workers. To address this, we increased wages in our fulfillment centers and implemented other policies in order to be more competitive in hiring employees. These wage increases impacted our operating results. We may in the future have difficulty hiring employees in fulfillment centers due to increased competition or otherwise and we may have to increase wages for our fulfillment center employees, which would impact our operating results. These hiring difficulties caused capacity constraints in our fulfillment centers in the past and could in the future cause capacity constraints. Capacity constraints in our fulfillment centers could affect the amount and types of inventory we have available to offer to clients, which will affect our results of operations. Any capacity constraints due to hiring difficulties may be exacerbated due to the fact that we will have fewer fulfillment centers. If we are unable to adequately staff our fulfillment centers to meet demand, or if the cost of such staffing is higher than projected due to competition, mandated wage increases, regulatory changes, or other factors, our operating results will be further harmed.
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
We currently source nearly all of the merchandise that we offer from third-party vendors, many of whom use manufacturers in the same geographic region, and as a result we may be subject to price increases or fluctuations, inflationary pressures, tariffs, demand disruptions, increased shipping or freight costs, or shipping delays in connection with our merchandise. Increased shipping or freight costs or shipping and freight delays could be caused or exacerbated by labor disputes, shortages, or strikes, inclement weather, fire, flood, power loss, earthquakes, public health crises such as a pandemic, acts of war or terrorism, and periods of high e-commerce volume. Our operating results have been negatively impacted by increases in the cost of our merchandise, and we have no guarantees that costs will not rise further or at increasing rates. During his campaign, President-Elect Trump expressed various intentions to impose tariffs on goods shipped from China or other countries to the United States, including up to 60% tariffs on goods shipped from China. If the new administration implements these tariffs or other tariffs on goods shipped from China, it would likely increase the cost of our merchandise and negatively impact our operating results.
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
Our past revenue growth and profitability should not be considered indicative of our future performance. Our revenue decreased by 16.0% in fiscal year 2024 compared to 2023, decreased by 21.1% in fiscal year 2023 compared to 2022, and decreased by 2.2% in fiscal year 2022 compared to 2021. Our revenue may continue to decline in future periods due to a number of factors, which may include our inability to attract and retain clients, general economic conditions, including a recession or decreased discretionary consumer spending, decreases in marketing spend, a decreased demand for our merchandise and service, increased competition, decreases in the growth rate of our overall market, or our failure to capitalize on growth opportunities.

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
We must continue to implement our operational plans and strategies, and improve our infrastructure of people and technology. Additionally, we expect to continue to introduce new offerings, business strategies and initiatives, and improve on existing offerings. We have announced that the Company is embarking on a transformation to strengthen the foundation of our business and to reimagine the client experience. This includes embedding retail best practices across the enterprise, identifying operational efficiencies, and ensuring we have the right organizational structure in place to enable our future success. We are also taking a holistic approach to rethink how our clients engage with Stitch Fix. This transformation requires investments of time and resources and has included and will continue to include changes in our website, branding, mobile apps, information technology systems, and processes. We cannot guarantee that we will successfully implement all aspects of our transformation plan in the expected timeframe or at all, or that we will achieve or sustain the expected financial and operational results of our transformation plan. Additionally, if our reimagined client experience or rebranding does not resonate with current or future clients, it could cause us to lose clients and may negatively impact our financial results. If we do not realize the expected benefits of these transformation initiatives or experience additional unexpected costs in connection with the transformation, our business, financial condition, results of operations, and cash flow could be negatively impacted.
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
We may experience increased employee turnover as a result of the general market conditions and a competitive talent market within the U.S., as well as Company-specific factors, such as share price decline, business performance, and leadership changes. We announced a restructuring plan in June 2022 that reduced our workforce and announced a further reduction in force in January 2023. In June 2023, we announced the closure of two fulfillment centers and in August 2023, we made the decision to exit our UK business and wind down its operations. In January 2024, we implemented an organization realignment that resulted in the further elimination of styling leadership and corporate positions, as well as moved all of our Stylists into part-time positions. And in October 2024, we implemented an additional organizational realignment which further eliminated certain corporate positions. These reductions in workforce and changes in our operations may cause additional attrition and affect employee morale, including in our Stylist organization. Additionally, as we are operating our business with fewer employees, we face additional risk that we might not be able to execute on our strategic plans and product roadmap, which may have an adverse effect on our business, financial condition, and operating results.
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
As of November 2, 2024, approximately 1,925 of our employees were stylists. In January 2024, we moved to a part-time only stylist model, and all of our Stylists now work on a part-time basis and are paid hourly. The Stylists track and report the time they spend working for us. These employees are classified as nonexempt under federal and state law. If we fail to effectively manage our Stylists, including by ensuring accurate tracking and reporting of their hours worked and proper processing of their hourly wages, then we may face claims alleging violations of wage and hour employment laws, including, without limitation, claims of back wages, unpaid overtime pay, and missed meal and rest periods. Any such employee litigation could be attempted on a class or representative basis, or other form of multi-plaintiff litigation. For example, in August 2020, a representative action under California’s Private Attorneys General Act was filed against us alleging various violations of California’s wage and hour laws relating to our current and former non-exempt Stylist employees. While we were able to settle this matter, and we no longer employ Stylists in California, future litigation concerning our styling employees could be expensive and time-consuming regardless of whether the claims against us are valid or whether we are ultimately determined to be liable, and could divert management’s attention from our business. We could also be adversely affected by negative publicity, litigation costs resulting from the defense of these claims, and the diversion of time and resources from our operations.
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
We lease our Company headquarters in San Francisco, additional office space in Austin, Texas, and four fulfillment centers. The terms of our leases are between 6 and 12.5 years. We currently sub-lease our office space in Austin, Texas and a fulfillment center in Salt Lake City, Utah, to multiple sub-tenants. We are also actively marketing portions of our San Francisco headquarters space and may decide to sub-lease additional portions of our other fulfillment centers. If we are unable to sub-lease the space in our Company headquarters or other leased space on favorable terms, or at all, it will affect our cash flow and may affect our results of operations. Additionally, if our sub-tenants fail to make lease payments or otherwise default on their obligations to us, we could incur unanticipated payment obligations which could affect our free cash flow and other results of operations.
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
Our business and operating results are subject to national and global economic conditions and their impact on consumer discretionary spending. Some of the factors that may negatively influence consumer spending include high levels of unemployment; higher consumer debt levels; reductions in net worth and declines in asset values; macroeconomic uncertainty; increased inflationary pressures; recessionary concerns; home foreclosures and reductions in home values; fluctuating interest rates, and credit availability; rising fuel and other energy costs; rising commodity prices; and general uncertainty regarding the overall future political and economic environment. We have experienced many of these factors, including current inflationary pressures, and have experienced negative impacts on client demand and discretionary spending as a result. Consumer purchases of discretionary items, including the merchandise that we offer, generally decline during recessionary periods or periods of economic uncertainty, when disposable income is reduced or when there is a reduction in consumer confidence. Furthermore, economic conditions in certain regions may also be affected by natural disasters, such as hurricanes, tropical storms, earthquakes, and wildfires; public health crises; and other major unforeseen events.
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
We collect and maintain significant amounts of personal information and other data relating to our clients and employees. Numerous laws, rules, and regulations in the United States and internationally, including the European Union’s General Data Protection Regulation (the “GDPR”), California’s Consumer Privacy Act (the “CCPA”), California Privacy Rights Acts of 2020 (“CPRA”), and the UK’s Data Protection Act (the “UK GDPR”), govern privacy and the collection, use, and protection of personal information. These laws, rules, and regulations evolve frequently and may be inconsistent from one jurisdiction to another or may be interpreted to conflict with our practices. Any failure or perceived failure by us or any third parties with which we do business to comply with these laws, rules, and regulations, or with other obligations to which we may be or become subject, may result in actions against us by governmental entities, private claims and litigation, fines, penalties, or other liabilities. Any such action could be expensive to defend, damage our reputation, and adversely affect our business and operating results.
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
We are subject to general business regulations and laws as well as regulations and laws specifically governing the internet and eCommerce. These regulations and laws may involve taxes, privacy and data security, consumer protection, the ability to collect or share necessary information that allows us to conduct business on the internet, marketing communications and advertising, content protection, electronic contracts, or gift cards. Furthermore, the regulatory landscape impacting internet and eCommerce businesses is constantly evolving. For example, California’s Automatic Renewal Law requires companies to adhere to enhanced disclosure requirements when entering into automatically renewing contracts with consumers. As a result, a wave of consumer class action lawsuits was brought against companies that offer online products and services on a subscription or recurring basis. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation, lost business, and proceedings or actions against us by governmental entities or others, which could impact our operating results. Furthermore, any additional regulations that govern our business, including additional automatic renewal laws, may be costly to comply with or cause us to have to alter the way we run our business.

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
A predominant portion of the apparel we sell is originally manufactured in countries other than the United States. International trade disputes that result in tariffs and other protectionist measures could adversely affect our business, including disruption and cost increases in our established patterns for sourcing our merchandise and increased uncertainties in planning our sourcing strategies and forecasting our margins. For example, in recent years, the U.S. government imposed significant new tariffs on China related to the importation of certain product categories, including apparel, footwear, and other goods. A substantial portion of our products are manufactured in China. As a result of these tariffs, our cost of goods imported from China increased slightly. During his campaign, President-Elect Trump expressed various intentions to impose tariffs on goods shipped from China or other countries to the United States, including up to 60% tariffs on goods shipped from China. If the new administration implements these tariffs or other tariffs, it would likely increase the cost of our merchandise and negatively impact our operating results. Although we continue to work with our vendors to mitigate our exposure to current or potential tariffs, there can be no assurance that we will be able to offset any increased costs. Other changes in U.S. tariffs, quotas, trade relationships, or tax provisions could also reduce the supply of goods available to us or increase our cost of goods. Although such changes would have implications across the entire industry, we may fail to effectively adapt to and manage the adjustments in strategy that would be necessary in response to those changes. In addition to the general uncertainty and overall risk from potential changes in U.S. laws and policies, as we make business decisions in the face of such uncertainty, we may incorrectly anticipate the outcomes, miss out on business opportunities, or fail to effectively adapt our business strategies and manage the adjustments that are necessary in response to those changes. These risks could adversely affect our revenues, reduce our profitability, and negatively impact our business.
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
As of August 3, 2024, we had federal and state net operating loss carryforwards of $186.7 million and $328.5 million, respectively. The federal net operating loss carryforwards may be carried forward indefinitely; state net operating loss carryforwards will expire, if not utilized, beginning in 2025. The ability to use our net operating loss carryforwards depends on the availability of future taxable income. In addition, as of August 3, 2024, we had federal and California research and development tax credit carryforwards of $57.1 million and $24.1 million, respectively. The federal research and development credits will begin to expire in 2036, if not utilized; California research and development credits do not have an expiration date. A portion of our tax attributes may be subject to Sections 382 and 383 of the Internal Revenue Code and similar state provisions, which sets limitations arising from ownership changes. Any potential limitations on our ability to offset future income with our tax attributes could result in increased future tax liability to us.

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
In January 2022, our Board of Directors authorized a share repurchase program to repurchase up to $150.0 million of our outstanding Class A common stock, with no expiration date. During fiscal 2024 and the three months ended November 2, 2024, we did not repurchase any shares of our common stock, and we had $120.0 million remaining in share repurchase capacity as of November 2, 2024. Although our Board of Directors has authorized this repurchase program, the program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The actual timing and amount of repurchases remain subject to a variety of factors, including stock price, trading volume, market conditions and other general business considerations. In addition, the terms of our first lien credit agreement with Citibank, N.A., as agent and lender (“the 2023 Credit Facility”), impose limitations on our ability to repurchase shares. The share repurchase program may be modified, suspended, or terminated at any time, and we cannot guarantee that the program will be fully consummated or that it will enhance long-term stockholder value. The program could affect the trading price of our stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our stock. In addition, this program could diminish our cash and cash equivalents and marketable securities.
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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As a result, the holders of our Class B common stock, including certain of our directors, executive officers, and their affiliates, are able to exercise considerable influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stock holdings represent less than 50% of the outstanding shares of our capital stock. As of December 6, 2024, 16,832,911 of our 126,842,789 shares outstanding were held by our directors, executive officers, and their affiliates, and 12,621,359 of such shares held by our directors, executive officers, and their affiliates were shares of Class B common stock. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests. This control may adversely affect the market price of our Class A common stock and some stock indices may not allow public companies utilizing dual or multi-class capital structures to be included in their indices.
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
•require super-majority voting to amend some provisions of our certificate of incorporation and bylaws;
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
None.
ITEM 5.    OTHER INFORMATION
(a) None.
(b) None.
(c) None.

ITEM 6.    EXHIBITS

	Exhibit Number	Description	Incorporation By Reference
			Form	SEC File No.	Exhibit	Filing Date	Filed or Furnished Herewith
	3.1	Amended and Restated Certificate of Incorporation of Stitch Fix, Inc.	8-K	001-38291	3.1	11/21/2017
	3.2	Amended and Restated Bylaws of Stitch Fix, Inc.	8-K	001-38291	3.1	6/27/2023
	10.1	Director Compensation Policy, effective October 14, 2024.					X
	10.2+	Form of performance restricted stock unit grant notice and award agreement under the Stitch Fix, Inc. 2017 Incentive Plan.					X
	31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
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
X
	32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
	99.1	Incentive Compensation Recoupment Policy, effective October 2, 2023.					X
	101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X
	101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
	104	Cover Page Interactive Data File (the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
+	Indicates management contract or compensatory plan.
*	The certification attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Stitch Fix, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Stitch Fix, Inc.
Date:	December 11, 2024	By:	/s/ David Aufderhaar
David Aufderhaar
Chief Financial Officer
(Principal Financial and Accounting Officer)