Form 10-Q
period 2025-02-01
Stitch Fix, Inc.
filed 2025-03-12
CIK 1576942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 1, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of February 28, 2025, the number of outstanding shares of the registrant’s Class A common stock, par value $0.00002 per share, was 112,535,690, and the number of outstanding shares of the registrant’s Class B common stock, par value $0.00002 per share, was 16,261,158.

STITCH FIX, INC.

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Stitch Fix, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	February 1, 2025	August 3, 2024
Assets
Current assets:
Cash and cash equivalents	$113,205	$162,862
Short-term investments	105,898	84,106
Inventory, net	109,591	97,903
Prepaid expenses and other current assets	24,065	21,839
Current assets, discontinued operations	145	—
Total current assets	352,904	366,710
Long-term investments	10,734	—
Property and equipment, net	46,843	51,517
Operating lease right-of-use assets	57,404	63,780
Other long-term assets	4,753	4,857
Total assets	$472,638	$486,864
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$72,421	$87,058
Operating lease liabilities	22,202	21,817
Accrued liabilities	74,086	73,007
Gift card liability	7,600	6,749
Deferred revenue	9,038	9,217
Other current liabilities	5,807	5,201
Current liabilities, discontinued operations	—	502
Total current liabilities	191,154	203,551
Operating lease liabilities, net of current portion	83,121	95,685
Other long-term liabilities	606	606
Total liabilities	274,881	299,842
Commitments and contingencies (Note 6)
Stockholders’ equity:
Class A common stock, $0.00002 par value – 2,000,000,000 shares authorized at February 1, 2025, and August 3, 2024; 114,847,051 and 104,742,401 shares issued at February 1, 2025, and August 3, 2024; and 112,544,910 and 102,440,260 shares outstanding at February 1, 2025, and August 3, 2024, respectively	1	1
Class B common stock, $0.00002 par value – 100,000,000 shares authorized at February 1, 2025, and August 3, 2024; 16,261,158 and 22,318,035 shares issued and outstanding at February 1, 2025, and August 3, 2024, respectively	1	1
Additional paid-in capital	708,187	684,650
Accumulated other comprehensive income (loss)	(352)	(335)
Accumulated deficit	(480,038)	(467,253)
Treasury stock, at cost – 2,302,141 and 2,302,141 shares as of February 1, 2025, and August 3, 2024, respectively	(30,042)	(30,042)
Total stockholders’ equity	197,757	187,022
Total liabilities and stockholders’ equity	$472,638	$486,864
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stitch Fix, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except share and per share amounts)

	For the Three Months Ended		For the Six Months Ended
	February 1, 2025	January 27, 2024	February 1, 2025	January 27, 2024
Revenue, net	$312,110	$330,402	$630,928	$695,187
Cost of goods sold	173,249	186,922	347,262	392,604
Gross profit	138,861	143,480	283,666	302,583
Selling, general, and administrative expenses	147,886	181,518	301,657	369,282
Operating loss	(9,025)	(38,038)	(17,991)	(66,699)
Interest income	2,663	2,673	5,595	4,921
Other income (expense), net	(79)	578	(151)	989
Loss before income taxes	(6,441)	(34,787)	(12,547)	(60,789)
Provision for income taxes	182	169	339	338
Net loss from continuing operations	(6,623)	(34,956)	(12,886)	(61,127)
Net income (loss) from discontinued operations, net of income taxes	94	(568)	101	(9,887)
Net loss	(6,529)	(35,524)	(12,785)	(71,014)
Other comprehensive income (loss):
Change in unrealized gains and losses on available-for-sale securities, net of tax	(57)	49	(17)	170
Foreign currency translation	—	—	—	(1,129)
Total other comprehensive income (loss), net of tax	(57)	49	(17)	(959)
Comprehensive loss	$(6,586)	$(35,475)	$(12,802)	$(71,973)
Loss per share from continuing operations attributable to common stockholders:
Basic	$(0.05)	$(0.29)	$(0.10)	$(0.52)
Diluted	$(0.05)	$(0.29)	$(0.10)	$(0.52)
Earnings (loss) per share from discontinued operations attributable to common stockholders:
Basic	$0.00	$(0.00)	$0.00	$(0.08)
Diluted	$0.00	$(0.00)	$0.00	$(0.08)
Loss per share attributable to common stockholders:
Basic	$(0.05)	$(0.30)	$(0.10)	$(0.60)
Diluted	$(0.05)	$(0.30)	$(0.10)	$(0.60)
Weighted-average shares used to compute loss per share attributable to common stockholders:
Basic	127,984,475	119,045,026	126,978,567	117,845,093
Diluted	127,984,475	119,045,026	126,978,567	117,845,093

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stitch Fix, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	For the Three Months Ended February 1, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance as of November 2, 2024	129,145,474	$2	$694,339	$(295)	$(473,509)	(2,302,141)	$(30,042)	$190,495
Issuance of common stock upon exercise of stock options	2,665	—	6	—	—	—	—	6
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	1,960,070	—	(4,321)	—	—	—	—	(4,321)
Stock-based compensation	—	—	18,163	—	—	—	—	18,163
Net loss	—	—	—	—	(6,529)	—	—	(6,529)
Other comprehensive income, net of tax	—	—	—	(57)	—	—	—	(57)
Balance as of February 1, 2025	131,108,209	$2	$708,187	$(352)	$(480,038)	(2,302,141)	$(30,042)	$197,757

	For the Three Months Ended January 27, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance as of October 28, 2023	120,193,066	$2	$635,164	$(481)	$(373,903)	(2,302,141)	$(30,042)	$230,740
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	2,280,622	—	(4,342)	—	—	—	—	(4,342)
Stock-based compensation	—	—	22,348	—	—	—	—	22,348
Net loss	—	—	—	—	(35,524)	—	—	(35,524)
Other comprehensive loss, net of tax	—	—	—	49	—	—	—	49
Balance as of January 27, 2024	122,473,688	$2	$653,170	$(432)	$(409,427)	(2,302,141)	$(30,042)	$213,271

Stitch Fix, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	For the Six Months Ended February 1, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance as of August 3, 2024	127,060,436	$2	$684,650	$(335)	$(467,253)	(2,302,141)	$(30,042)	$187,022
Issuance of common stock upon exercise of stock options	2,665		6	—	—	—	—	6
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	4,045,108	—	(8,106)	—	—	—	—	(8,106)
Stock-based compensation	—	—	31,637	—	—	—	—	31,637
Net loss	—	—	—	—	(12,785)	—	—	(12,785)
Other comprehensive loss, net of tax	—	—	—	(17)	—	—	—	(17)
Balance as of February 1, 2025	131,108,209	$2	$708,187	$(352)	$(480,038)	(2,302,141)	$(30,042)	$197,757

	For the Six Months Ended January 27, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance as of July 29, 2023	117,924,387	$2	$615,236	$527	$(338,413)	(2,302,141)	$(30,042)	$247,310
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	4,549,301	—	(8,514)	—	—	—	—	(8,514)
Stock-based compensation	—	—	46,448	—	—	—	—	46,448
Net loss	—	—	—	—	(71,014)	—	—	(71,014)
Other comprehensive income, net of tax	—	—	—	(959)	—	—	—	(959)
Balance as of January 27, 2024	122,473,688	$2	$653,170	$(432)	$(409,427)	(2,302,141)	$(30,042)	$213,271

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stitch Fix, Inc.
Condensed Consolidated Statements of Cash Flow
(Unaudited)
(In thousands)

	For the Six Months Ended
	February 1, 2025	January 27, 2024
Cash Flows from Operating Activities from Continuing Operations
Net loss from continuing operations	$(12,886)	$(61,127)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities from continuing operations:
Change in inventory reserves	2,047	(5,137)
Stock-based compensation expense	29,931	40,967
Depreciation, amortization, and accretion	13,481	26,593
Other	54	(1,353)
Change in operating assets and liabilities:
Inventory	(13,735)	9,652
Prepaid expenses and other assets	(2,128)	6,678
Operating lease right-of-use assets and liabilities	(5,803)	(3,689)
Accounts payable	(14,945)	(22,463)
Accrued liabilities	762	8,315
Deferred revenue	(179)	(1,601)
Gift card liability	851	1,028
Other liabilities	606	401
Net cash used in operating activities from continuing operations	(1,944)	(1,736)
Cash Flows from Investing Activities from Continuing Operations
Proceeds from sale of property and equipment	—	21
Purchases of property and equipment	(7,547)	(7,427)
Purchases of securities available-for-sale	(96,554)	—
Sales of securities available-for-sale	2,468	—
Maturities of securities available-for-sale	62,659	15,970
Net cash provided by (used in) investing activities from continuing operations	(38,974)	8,564
Cash Flows from Financing Activities from Continuing Operations
Proceeds from the exercise of stock options, net	6	—
Payments for tax withholdings related to vesting of restricted stock units	(8,106)	(8,342)
Other	(93)	(388)
Net cash used in financing activities from continuing operations	(8,193)	(8,730)
Net decrease in cash and cash equivalents from continuing operations	(49,111)	(1,902)
Cash Flows from Discontinued Operations
Net cash used in operating activities from discontinued operations	(546)	(9,311)
Net cash used in financing activities from discontinued operations	—	(171)
Net decrease in cash and cash equivalents from discontinued operations	(546)	(9,482)
Effect of exchange rate changes on cash and cash equivalents	—	(550)
Net decrease in cash and cash equivalents	(49,657)	(11,934)
Cash and cash equivalents at beginning of period	162,862	239,437
Cash and cash equivalents at end of period	$113,205	$227,503
Supplemental Disclosure
Cash paid for income taxes	$621	$1,233
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchases of property and equipment included in accounts payable and accrued liabilities	$1,389	$897
Capitalized stock-based compensation	$1,706	$2,568

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
Significant Accounting Policies
Unless noted below, there have been no changes to the Company’s significant accounting policies, as described in our 2024 Annual Report, that had a material impact on these condensed consolidated financial statements and related notes.
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
The following table summarizes the balances of contractual liabilities included in deferred revenue, gift card liability, and other current liabilities as of the dates indicated:

(in thousands)	February 1, 2025	August 3, 2024
Deferred revenue:
Upfront styling fees	$5,069	$4,859
Style Pass annual fees	2,827	3,426
Freestyle orders	1,142	932
Total deferred revenue	$9,038	$9,217
Gift card liability	$7,600	$6,749
Other current liabilities:
Referral credits	$312	$179
The following table summarizes revenue recognized during the six months ended February 1, 2025, that was previously included in deferred revenue, gift card liability, and other current liabilities at August 3, 2024:

(in thousands)	Revenue Recognized from Amounts Previously Included in Deferred Balances at August 3, 2024
Upfront styling fees	$4,842
Style Pass annual fees	2,125
Freestyle orders	607
Gift card liability	1,149
Referral credits	58
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
No client accounted for greater than 10% of total revenue, net for the three and six months ended February 1, 2025 or January 27, 2024.

Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). This update is designed to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This standard also enhances interim disclosure requirements and provides new segment disclosure requirements for entities with a single reportable segment. This standard is effective for us beginning in fiscal 2025 for the annual period, and the interim periods thereafter. We are currently evaluating the impact that this standard will have on our consolidated financial statements or related disclosures.
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
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). This update is to improve the disclosures of components of certain income statement expense items. In January 2025, the FASB additionally issued ASU No. 2025-01, which clarified the effective date of ASU 2024-03 for entities that do not have a calendar year-end. This guidance is effective for us beginning in fiscal 2028 for the annual period, and the interim periods thereafter, with early adoption permitted. We are currently evaluating the impact that this standard will have on our consolidated financial statements or related disclosures.
3.    Fair Value Measurements
Our financial instruments consist of cash, cash equivalents, investments, accounts receivable, accounts payable, and accrued liabilities. At February 1, 2025, and August 3, 2024, the carrying values of cash, accounts receivable, accounts payable, and accrued liabilities approximated fair value due to their short-term nature. We measure our cash equivalents and investments at fair value within Level 1 or Level 2 of the fair value hierarchy because we value these investments using unadjusted, quoted market prices; or alternative pricing sources and models utilizing market observable inputs, respectively. Further, the Company measures the fair value of certain lease right of use assets and other long-lived assets subject to long-lived asset impairment using Level 3 unobservable inputs.
Our cash equivalents and investments, which were accounted for as available-for-sale securities and were measured at fair value on a recurring basis as of February 1, 2025, and August 3, 2024, were as follows:

	February 1, 2025				August 3, 2024
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$52,795	$—	$—	$52,795	$84,594	$—	$—	$84,594
Investments:
U.S. Treasury securities	13,395	—	—	13,395	13,603	—	—	13,603
Corporate bonds (1)	—	88,407	—	88,407	—	67,527	—	67,527
Asset backed securities	—	9,720	—	9,720	—	—	—	—
Yankee bonds	—	3,624	—	3,624	—	—	—	—
Commercial paper	—	1,486	—	1,486	—	—	—	—
U.S. Agency securities	—	—	—	—	—	2,976	—	2,976
Total	$66,190	$103,237	$—	$169,427	$98,197	$70,503	$—	$168,700
(1) For February 1, 2025, corporate bonds includes both short-term investments with remaining maturities of less than one year, and long-term investments with remaining maturities over one year and less than five years.
There were no transfers of financial assets or liabilities into or out of Level 1, Level 2, or Level 3 during the three and six months ended February 1, 2025, or January 27, 2024.

The following table sets forth the amortized cost, gross unrealized gains and losses, and fair values of our investments, which are accounted for as available-for-sale securities, as of February 1, 2025, and August 3, 2024:

	February 1, 2025				August 3, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments:
U.S. Treasury securities	$13,387	$8	$—	$13,395	$13,588	$16	$(1)	$13,603
Corporate bonds	88,349	64	(6)	88,407	67,451	88	(12)	67,527
Asset backed securities	9,709	11	—	9,720	—	—	—	—
Yankee bonds	3,624	—	—	3,624	—	—	—	—
Commercial paper	1,486	—	—	1,486	—	—	—	—
U.S. Agency securities	—	—	—	—	2,973	3	—	2,976
Total	$116,555	$83	$(6)	$116,632	$84,012	$107	$(13)	$84,106
No significant available-for-sale securities held as of the periods presented have been in a continuous unrealized loss position for more than 12 months as of February 1, 2025 and August 3, 2024.
4.    Accrued Liabilities
Accrued liabilities consisted of the following:

(in thousands)	February 1, 2025	August 3, 2024
Compensation and related benefits	$17,578	$13,804
Advertising	11,830	6,967
Sales taxes	6,894	6,583
Shipping and freight	10,639	10,998
Accrued accounts payable	5,291	10,607
Inventory purchases	12,236	14,473
Sales refund reserve	6,666	6,417
Other	2,952	3,158
Total accrued liabilities	$74,086	$73,007
5.    Credit Facility
On December 4, 2023, we entered into a first lien credit agreement with Citibank, N.A., as agent and lender, which provides for a $50.0 million revolving credit facility maturing on December 4, 2026 (the “2023 Credit Facility”). The 2023 Credit Facility includes a sub-facility that provides for the issuance of letters of credit in an amount of up to $30.0 million. Availability of the 2023 Credit Facility is based upon a borrowing base formula and periodic borrowing base certifications valuing certain of our accounts receivable, credit card receivables, and inventory as reduced by certain reserves, if any. Our borrowing availability based on balances as of February 1, 2025, was $50.0 million, and our excess availability was $31.3 million as a result of outstanding letters of credit, and no outstanding borrowing.
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
Debt under the 2023 Credit Facility is guaranteed by substantially all of our material domestic subsidiaries and is secured by substantially all of our and such subsidiaries’ assets. The 2023 Credit Facility contains affirmative and negative covenants, indemnification provisions, and events of default. The 2023 Credit Facility also contains financial covenants that require us to maintain a minimum liquidity level and, if applicable, a minimum total consolidated fixed charge coverage ratio during the periods set forth in the 2023 Credit Facility. As of February 1, 2025, we were in compliance with all financial covenants.

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
On August 26, 2022, a class action lawsuit alleging violations of federal securities laws was filed by certain of our stockholders in the U.S. District Court for the Northern District of California, naming as defendants us and certain of our officers and directors (the “Securities Class Action”). An amended complaint was filed on August 15, 2023. The lawsuit alleges violations of the Securities Exchange Act of 1934, as amended, by us and our officers for allegedly making materially false and misleading statements regarding our Freestyle offering between December 2020 and June 2022. The plaintiffs seek unspecified monetary damages and other relief. The Company filed a motion to dismiss on November 1, 2023. A hearing on the Motion to Dismiss was held on April 18, 2024, and the motion to dismiss was granted on July 16, 2024, with leave to amend. The plaintiffs filed a second amended complaint on September 13, 2024, and the Company’s motion to dismiss the second amended complaint, filed on November 8, 2024, is pending before the court.
On March 17, 2023, a derivative action was filed by certain of our stockholders against certain of our former directors in the Court of Chancery for the State of Delaware, based on the same factual allegations underlying the Securities Class Action. It seeks damages and restitution to be paid to the Company by the individual defendants, governance changes, and attorney’s fees and costs. The case is stayed pending resolution of the motion to dismiss in the securities class action. On May 24, 2024, another derivative action was filed by certain of our stockholders, also in the Court of Chancery for the State of Delaware. It alleges claims based on the same allegations underlying the Securities Class Action and seeks the disgorgement and redistribution of alleged insider trading profits by the insider trading defendants to stockholders, damages and restitution to be paid to the Company by the individual defendants, governance changes, and attorney’s fees and costs. The action remains pending but has not progressed past the initial filing.
There have been no other material changes to our commitments and contingencies disclosed in our 2024 Annual Report.
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

7.    Accumulated Other Comprehensive Income (Loss)
The tables below present the changes in accumulated other comprehensive income (loss) (“AOCI”) by component and, if applicable, the reclassifications out of AOCI for the periods presented:

	For the Three Months Ended
	February 1, 2025			January 27, 2024
(in thousands)	Available-for-sale Securities	Foreign Currency Translation	Total	Available-for-sale Securities	Foreign Currency Translation	Total
Beginning balance	$(295)	$—	$(295)	$(481)	$—	$(481)
Other comprehensive income (loss) before reclassifications (1)	(57)	—	(57)	49	—	49
Net change in AOCI	(57)	—	(57)	49	—	49
Ending balance	$(352)	$—	$(352)	$(432)	$—	$(432)

	For the Six Months Ended
	February 1, 2025			January 27, 2024
(in thousands)	Available-for-sale Securities	Foreign Currency Translation	Total	Available-for-sale Securities	Foreign Currency Translation	Total
Beginning balance	$(335)	$—	$(335)	$(602)	$1,129	$527
Other comprehensive income (loss) before reclassifications (1)	(17)	—	(17)	170	(2,274)	(2,104)
Release of cumulative foreign currency translation adjustments associated with discontinued operations (2)	—	—	—	—	1,145	1,145
Net change in AOCI	(17)	—	(17)	170	(1,129)	(959)
Ending balance	$(352)	$—	$(352)	$(432)	$—	$(432)
(1) There was no associated income tax effect for losses on available-for-sale securities for the three and six months ended February 1, 2025, or January 27, 2024, as we have recorded a valuation allowance against these deferred tax balances.
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
The 2011 Plan allowed for the grant of incentive stock options or nonqualified stock options, as well as restricted stock unit (“RSU”) awards, restricted stock awards (“RSAs”), and stock appreciation rights. Only incentive and nonqualified stock options were granted under the 2011 Plan. Employee stock option awards generally vested 25% on the first anniversary of the grant date with the remaining shares subject to the option vesting ratably over the next three years subject to the employee’s continued service with the Company. Options generally expire after 10 years. Effective upon our initial public offering in 2017, the 2011 Plan was replaced by the 2017 Incentive Plan.

2017 Incentive Plan
In November 2017, our Board of Directors and stockholders adopted our 2017 Incentive Plan (the “2017 Plan”). The remaining shares available for issuance under our 2011 Plan became reserved for issuance under the 2017 Plan. Our 2017 Plan provides for the grant of Class A incentive stock options to employees and for the grant of nonqualified stock options, stock appreciation rights, RSAs, RSU awards, performance restricted stock unit (“PSU”) awards, performance cash awards, and other forms of stock awards to employees, directors, and consultants. Employee stock option awards generally begin to vest six months after the grant date with the remaining shares subject to the option vesting ratably over the next 30 months. Options generally expire after 10 years. RSU awards made to employees generally vest ratably on a quarterly basis subject to the employee’s continued service with the Company. PSU awards made to employees generally vest on a quarterly basis following the end of the performance period, subject to the employee’s continued service with the Company. As of February 1, 2025, the number of shares authorized for issuance under the 2017 Plan was 50,276,797 shares of Class A common stock, and the number of shares available for grant was 1,828,645.
2019 Inducement Plan
In October 2019, our Board of Directors adopted our 2019 Inducement Plan (the “2019 Plan”). Our 2019 Plan provides for the grant of Class A nonqualified stock options and RSU awards to individuals who satisfy the standards for inducement grants under the relevant Nasdaq Stock Market rules. As of February 1, 2025, the number of shares authorized for issuance under the 2019 Plan was 10,750,000 shares of Class A common stock and the number of shares available for grant was 1,643,348.
Stock Options
Stock option activity under the 2011 Plan, 2017 Plan, and 2019 Plan was as follows:

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance at August 3, 2024	10,094,852	$5.67	8.36	$4,272
Exercised	(2,665)	2.40
Cancelled	(478,091)	11.39
Balance at February 1, 2025	9,614,096	$5.39	7.91	$8,500
Restricted Stock Unit Awards
RSU award activity under the 2017 Plan and 2019 Plan was as follows:

	Unvested RSU Awards
	Class A Common Stock	Weighted- Average Grant Date Fair Value
Unvested at August 3, 2024	8,239,439	$6.04
Granted	9,979,433	3.29
Vested	(4,045,108)	4.88
Forfeited	(2,608,756)	5.26
Unvested at February 1, 2025	11,565,008	$4.25
Performance Restricted Stock Unit Awards
In the first and second quarter of fiscal 2025, the Compensation Committee approved certain PSU awards, which become eligible to vest in multiple tranches over a one- or three-year period. Each PSU award represents a contingent right to receive one share of common stock. The awards have both service-based and performance-based vesting conditions. The actual number of shares earned on vesting ranges from 0% to 150% of the target number granted, depending on the attainment of specified performance-based metrics during the performance period, which is fiscal 2025.

PSU award activity under the 2017 Plan was as follows:

	Unvested PSU Awards
	Class A Common Stock	Weighted- Average Grant Date Fair Value
Unvested at August 3, 2024	—	$—
Granted	2,159,375	3.51
Unvested at February 1, 2025	2,159,375	$3.51
Stock-Based Compensation Expense
Stock-based compensation expense for options, RSU awards, and PSU awards granted to employees for the three and six months ended February 1, 2025 was $17.2 million and $29.9 million, respectively. For the three and six months ended January 27, 2024, stock-based compensation expense for options and RSU awards granted to employees was $21.1 million and $41.0 million, respectively. Stock-based compensation expense is included in selling, general, and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.
Stock-based compensation expense related to RSU awards is recorded, net of forfeitures, over the requisite service period using the straight-line method such that an expense is only recognized for those awards that we expect to vest. Stock-based compensation expense related to PSU awards is recorded under the accelerated method and is adjusted in future periods for subsequent changes in the expected outcome of the performance related conditions. Stock-based compensation expense related to stock options is recorded by estimating the fair value of stock-based awards using the Black-Scholes option pricing model and amortizing the fair value of the stock-based awards granted over the applicable vesting period of the awards on a straight-line basis. No options were granted during the six months ended February 1, 2025 or January 27, 2024.
As of February 1, 2025, the total unrecognized compensation expense related to unvested options, RSU awards, and PSU awards, net of estimated forfeitures, was $58.1 million, which we expect to recognize over an estimated weighted average period of 1.4 years.
9.    Income Taxes
The following table summarizes our effective tax rate from loss from continuing operations for the periods presented:

	For the Three Months Ended		For the Six Months Ended
(in thousands, except percentages)	February 1, 2025	January 27, 2024	February 1, 2025	January 27, 2024
Loss from continuing operations before income taxes	$(6,441)	$(34,787)	$(12,547)	$(60,789)
Provision for income taxes	182	169	339	338
Effective tax rate	(2.8)%	(0.5)%	(2.7)%	(0.6)%
Our continuing operations are subject to income taxes in the United States. Our effective tax rate for the three and six months ended February 1, 2025, differs from the federal statutory income tax rate primarily due to the full valuation allowance recorded on our net federal and state deferred tax assets. The tax provision for the three and six months ended February 1, 2025, is primarily comprised of state taxes.
Our effective tax rate for the three and six months ended January 27, 2024, differed from the federal statutory income tax rate primarily due to the full valuation allowance recorded on our net federal and state deferred tax assets. The tax provision for the three and six months ended January 27, 2024, is primarily comprised of state taxes.
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
The table below presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted loss per share from continuing operations attributable to Class A and Class B common stockholders:

	For the Three Months Ended		For the Six Months Ended
(in thousands, except share and per share amounts)	February 1, 2025	January 27, 2024	February 1, 2025	January 27, 2024
Numerator:
Net loss from continuing operations attributable to Class A and Class B common stockholders	$(6,623)	$(34,956)	$(12,886)	$(61,127)
Denominator:
Weighted-average shares of common stock - basic	127,984,475	119,045,026	126,978,567	117,845,093
Weighted-average shares of common stock - diluted	127,984,475	119,045,026	126,978,567	117,845,093
Loss per share from continuing operations attributable to Class A and Class B common stockholders:
Basic	$(0.05)	$(0.29)	$(0.10)	$(0.52)
Diluted	$(0.05)	$(0.29)	$(0.10)	$(0.52)

As the Company has reported net loss from continuing operations for each of the periods presented, all potentially dilutive securities were considered antidilutive. The following common stock equivalents were excluded from the computation of diluted loss per share from continuing operations because their effect would have been antidilutive for the periods presented:

	For the Three Months Ended		For the Six Months Ended
	February 1, 2025	January 27, 2024	February 1, 2025	January 27, 2024
Performance restricted stock units that settle into Class A common stock (1)	2,159,375	—	2,159,375	—
Restricted stock units that settle into Class A common stock	11,565,008	15,188,812	11,565,008	15,188,812
Stock options to purchase Class A common stock	8,916,154	9,213,028	8,916,154	9,213,028
Stock options to purchase Class B common stock	697,942	798,582	697,942	798,582
Total	23,338,479	25,200,422	23,338,479	25,200,422
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
We did not repurchase any shares during the six months ended February 1, 2025, or January 27, 2024. As of February 1, 2025, $120.0 million remained available under the 2022 Repurchase Program authorization. Repurchases under the 2022 Repurchase Program during any given fiscal period will reduce the number of weighted-average common shares outstanding for the respective period.

11.    Restructuring
In June 2022, we announced a restructuring plan (the “2022 Restructuring Plan”) to reduce our future fixed and variable operating costs and allow us to centralize key capabilities, strengthen decision-making to drive efficiencies, and ensure we are allocating resources to our most critical priorities. In fiscal 2022 and 2023, in furtherance of and as an expansion of the 2022 Restructuring Plan, we reduced our employee workforce, impaired a portion of our corporate office space, and announced intended closures of certain fulfillment centers. In fiscal 2024, in furtherance of and as an expansion of the 2022 Restructuring Plan, we closed certain fulfillment centers, implemented an organizational realignment which eliminated certain styling leadership and corporate positions, revised our compensation model for Stylists, and impaired a portion of our corporate office space in the fourth quarter of fiscal 2024 due to change in the use of the space.
During the three months ended November 2, 2024, we recorded $0.4 million related to the continued impact of our revised compensation model for Stylists, primarily consisting of severance and employee-related benefits. No additional charges related to this action were recorded during the three months ended February 1, 2025. In furtherance of and as an expansion of the 2022 Restructuring Plan, in October 2024, we implemented an additional organizational realignment which further eliminated certain corporate positions. During the three and six months ended February 1, 2025, we recorded $0.2 million and $0.8 million, respectively, related to this action, primarily consisting of severance and employee-related benefits.
The components of total restructuring charges were as follows:

	For the Three Months Ended		For the Six Months Ended
(in thousands)	February 1, 2025	January 27, 2024	February 1, 2025	January 27, 2024
Cash restructuring charges:
Severance and employee-related benefits	$192	$3,827	$1,163	$6,289
Other	—	1,157	58	1,805
Non-cash restructuring charges:
Accelerated depreciation	—	3,159	—	7,337
Other	—	251	—	913
Total restructuring (1)	$192	$8,394	$1,221	$16,344
(1) Recorded in selling, general, and administrative expenses on the condensed consolidated statements of operations and comprehensive loss.

The following table provides the changes in the Company’s restructuring related liabilities, which are included within accounts payable and accrued liabilities on the condensed consolidated balance sheets:

(in thousands)	Severance and Employee Related Benefits and Other
Balance at August 3, 2024	$3,260
Charges incurred	1,221
Cash payments	(4,481)
Balance at February 1, 2025	$—
As of February 1, 2025, we do not expect any additional cash restructuring charges related to the 2022 Restructuring Plan.

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
The following table summarizes the major classes of assets and liabilities of discontinued operations, if any, which are summarized separately in the condensed consolidated balance sheets:

(in thousands)	February 1, 2025	August 3, 2024
Prepaid expenses and other current assets	$145	$—
Current assets, discontinued operations	145	—
Total assets, discontinued operations	$145	$—

Accrued liabilities	$—	$502
Current liabilities, discontinued operations	—	502
Total liabilities, discontinued operations	$—	$502
The key components of loss from discontinued operations were as follows:

	For the Three Months Ended		For the Six Months Ended
(in thousands)	February 1, 2025	January 27, 2024	February 1, 2025	January 27, 2024
Revenue, net	$—	$824	$—	$9,382
Cost of goods sold	—	784	—	7,274
Gross profit	—	40	—	2,108
Selling, general, and administrative expenses	47	1,500	47	11,635
Operating loss	(47)	(1,460)	(47)	(9,527)
Interest income	—	—	—	187
Other income (expense), net (1)	(16)	560	(9)	(583)
Loss before income taxes	(63)	(900)	(56)	(9,923)
Benefit for income taxes	(157)	(332)	(157)	(36)
Income (loss) from discontinued operations, net of income taxes	$94	$(568)	$101	$(9,887)
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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes thereto included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes and our Annual Report on Form 10-K (the “2024 Annual Report”) for the fiscal year ended August 3, 2024, filed with the Securities and Exchange Commission on September 25, 2024. We use a 52- or 53-week fiscal year, with our fiscal year ending on the Saturday that is closest to July 31 of that year. The fiscal year ending August 2, 2025 (“fiscal 2025”) consists of 52 weeks, and the fiscal year ended August 3, 2024 (“fiscal 2024”) consisted of 53 weeks. Throughout this Quarterly Report on Form 10-Q (this “Quarterly Report”), all references to quarters and years are to our fiscal quarters and fiscal years unless otherwise noted.
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
Business Overview
In 2011, Stitch Fix introduced an innovative approach to shopping for clothing and accessories. We were inspired by the opportunity to create a client-first styling experience, offering an alternative to impersonal, time-consuming and inconvenient traditional shopping. Clients engage with us by (1) receiving a curated shipment of items informed by our algorithms and chosen by a Stitch Fix Stylist (a “Fix”); or (2) purchasing directly from our website or mobile app based on an individualized assortment of outfit and item recommendations (“Freestyle”). For the Fix experience, clients choose to schedule regular shipments or order a Fix on demand. Then, after receiving a Fix, they can purchase the items they want to keep and return the other items, if any.
Discontinued Operations
During the first quarter of fiscal 2024, we ceased operations of our UK business and the accounting requirements for reporting the UK business as a discontinued operation were met. Accordingly, any discussion of historical information in Management’s Discussion and Analysis below reflects the results of the UK business as a discontinued operation, and amounts and disclosures below relate to the Company's continuing operations for all periods presented, unless otherwise noted. Refer to Note 12, “Discontinued Operations” within the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report for further details.
Financial Overview
For the three and six months ended February 1, 2025, we reported $312.1 million and $630.9 million in net revenue, respectively, representing a year-over-year decrease of 5.5% and 9.2%, respectively, compared to the three and six months ended January 27, 2024. As of February 1, 2025, and January 27, 2024, we had approximately 2,371,000 and 2,805,000 active clients, respectively, representing a year-over-year decline of 15.5%.
During the three and six months ended February 1, 2025, we experienced a decline in net revenue year-over-year primarily due to our challenges in acquiring and retaining active clients. We expect these challenges in acquiring and retaining active clients to continue having a negative compounding effect on net revenue throughout fiscal 2025. We remain focused on retaining current clients, improving the conversion of new clients, and enhancing our overall client experience for new and existing clients.

Net loss from continuing operations for the three and six months ended February 1, 2025, was $6.6 million and $12.9 million, respectively, compared to a net loss from continuing operations of $35.0 million and $61.1 million for the three and six months ended January 27, 2024, respectively.
For more information on the components of net loss from continuing operations for the three and six months ended February 1, 2025, refer to the section titled “Results of Operations” below.
Restructuring
During the three and six months ended February 1, 2025, in furtherance of and as an expansion of the restructuring plan announced in June 2022 (the “2022 Restructuring Plan”), we recorded $0.2 million and $1.2 million of additional restructuring charges, respectively. As of February 1, 2025, we do not expect any additional cash restructuring charges related to the 2022 Restructuring Plan.
Refer to Note 11, “Restructuring” within the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report for further details of restructuring actions taken.
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
Our non-GAAP financial measures should not be considered in isolation from, or as substitutes for, financial information prepared in accordance with GAAP. There are several limitations related to the use of our non-GAAP financial measures as compared to the closest comparable GAAP measures. Some of these limitations include:
•Adjusted EBITDA excludes interest income and other (income) expense, net as these items are not components of our core business;
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

Adjusted EBITDA
We define Adjusted EBITDA as net loss from continuing operations excluding interest income, other (income) expense, net, provision for income taxes, depreciation and amortization, stock-based compensation expense, and restructuring and other one-time costs related to our continuing operations. The following table presents a reconciliation of net loss from continuing operations, the most comparable GAAP financial measure, to Adjusted EBITDA for each of the periods presented:

	For the Three Months Ended		For the Six Months Ended
(in thousands)	February 1, 2025	January 27, 2024	February 1, 2025	January 27, 2024
Net loss from continuing operations	$(6,623)	$(34,956)	$(12,886)	$(61,127)
Add (deduct):
Interest income	(2,663)	(2,673)	(5,595)	(4,921)
Other (income) expense, net	79	(578)	151	(989)
Provision for income taxes	182	169	339	338
Depreciation and amortization (1)	7,115	9,401	14,500	18,840
Stock-based compensation expense	17,281	21,065	29,931	40,967
Restructuring and other one-time costs (2)	548	12,019	2,974	19,969
Adjusted EBITDA	$15,919	$4,447	$29,414	$13,077
(1) For the three and six months ended January 27, 2024, depreciation and amortization excluded $3.4 million and $7.6 million, respectively, reflected as restructuring charges within restructuring and other one-time costs.
(2) Restructuring and other one-time costs includes restructuring charges as described in Note 11, “Restructuring” in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1, and, for the three and six months ended February 1, 2025, also includes $0.4 million and $1.8 million, respectively, in one-time bonuses for certain continuing employees. For the three and six months ended January 27, 2024, other one-time costs were comprised of $3.6 million in one-time professional services fees.
Free Cash Flow
We define Free Cash Flow as cash flows used in operating activities from continuing operations, reduced by purchases of property and equipment that are included in cash flows from investing activities from continuing operations. The following table presents a reconciliation of net cash flows used in operating activities from continuing operations, the most comparable GAAP financial measure, to Free Cash Flow for each of the periods presented:

	For the Six Months Ended
(in thousands)	February 1, 2025	January 27, 2024
Free Cash Flow reconciliation:
Net cash used in operating activities from continuing operations	$(1,944)	$(1,736)
Deduct:
Purchases of property and equipment	(7,547)	(7,427)
Free Cash Flow	$(9,491)	$(9,163)
Net cash provided by (used in) investing activities from continuing operations	$(38,974)	$8,564
Net cash used in financing activities from continuing operations	$(8,193)	$(8,730)
Operating Metrics

	February 1, 2025	November 2, 2024	August 3, 2024	April 27, 2024	January 27, 2024
Active clients (in thousands)	2,371	2,434	2,508	2,633	2,805
Net Revenue per Active Client	$537	$531	$533	$525	$515
Active Clients
We believe that the number of active clients is a key indicator of the overall health of our business. We define an active client as a client who checked out a Fix or was shipped an item via Freestyle in the preceding 52 weeks, measured as of the last day of that period. Clients check out a Fix when they indicate what items they are keeping through our mobile application or on our website. We consider each Women’s, Men’s, or Kids account as a client, even if they share the same household. We had approximately 2,371,000 and 2,805,000 active clients as of February 1, 2025, and January 27, 2024, respectively, representing a year-over-year decrease of 15.5%. The decrease in active clients is due to dormant clients outpacing new client additions during the quarter, which we largely attribute to client conversion and retention challenges.

Net Revenue per Active Client
We believe that net revenue per active client is an indicator of client engagement and satisfaction. We calculate net revenue per active client based on net revenue over the preceding four fiscal quarters divided by the number of active clients measured as of the last day of the period. Net revenue per active client was $537 and $515 as of February 1, 2025, and January 27, 2024, respectively, or a year-over-year increase of 4.3%.
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
Client Acquisition and Engagement
To grow our business, we must continue to acquire clients and successfully engage and retain them. Our marketing strategy aims to preserve liquidity and achieve profitability, while simultaneously attracting long-term clients to fuel a return to growth. We utilize both digital and offline channels to attract new visitors to our website or mobile app and subsequently convert them into clients. Our marketing costs are largely composed of advertising, client referrals, and public relations expenses. At any given time, our advertising efforts may include social media marketing, keyword search campaigns, affiliate programs, partnerships, campaigns with celebrities and influencers, display advertising, television, radio, video, content, direct mail, email, mobile “push” communications, SMS, and search engine optimization. Our marketing expenses have varied from period to period and we expect this trend to continue.
Marketing expense is recorded in selling, general, and administrative expenses in the condensed consolidated statements of operations and comprehensive loss. The largest component of our marketing expense is advertising, which was $24.4 million and $54.4 million for the three and six months ended February 1, 2025, respectively, and $24.2 million and $53.9 million for the three and six months ended and January 27, 2024, respectively. We will continue to be methodical about our approach when we are making advertising decisions, and may adjust our spending up or down based on performance.
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

Results of Operations
The following table summarizes our financial results from continuing operations:

	For the Three Months Ended		%	For the Six Months Ended		%
(in thousands)	February 1, 2025	January 27, 2024	Change	February 1, 2025	January 27, 2024	Change
Revenue, net	$312,110	$330,402	(5.5)%	$630,928	$695,187	(9.2)%
Cost of goods sold	173,249	186,922	(7.3)%	347,262	392,604	(11.5)%
Gross profit	138,861	143,480	(3.2)%	283,666	302,583	(6.3)%
Selling, general, and administrative expenses	147,886	181,518	(18.5)%	301,657	369,282	(18.3)%
Operating loss	(9,025)	(38,038)	(76.3)%	(17,991)	(66,699)	(73.0)%
Interest income	2,663	2,673	(0.4)%	5,595	4,921	13.7%
Other income (expense), net	(79)	578	(113.7)%	(151)	989	(115.3)%
Loss before income taxes	(6,441)	(34,787)	(81.5)%	(12,547)	(60,789)	(79.4)%
Provision for income taxes	182	169	7.7%	339	338	0.3%
Net loss from continuing operations	$(6,623)	$(34,956)	(81.1)%	$(12,886)	$(61,127)	(78.9)%
 The components of our results from continuing operations as a percentage of revenue were as follows:

	For the Three Months Ended		For the Six Months Ended
	February 1, 2025	January 27, 2024	February 1, 2025	January 27, 2024
Revenue, net	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	55.5%	56.6%	55.0%	56.5%
Gross margin	44.5%	43.4%	45.0%	43.5%
Selling, general, and administrative expenses	47.4%	54.9%	47.8%	53.1%
Operating loss	(2.9)%	(11.5)%	(2.9)%	(9.6)%
Interest income	0.9%	0.8%	0.9%	0.7%
Other income (expense), net	—%	0.2%	—%	0.1%
Loss before income taxes	(2.1)%	(10.5)%	(2.0)%	(8.7)%
Provision for income taxes	0.1%	0.1%	0.1%	—%
Net loss from continuing operations	(2.1)%	(10.6)%	(2.0)%	(8.8)%
Note: Due to rounding, percentages in this table may not sum to totals.
Revenue and Gross Margin
Revenue decreased by $18.3 million and $64.3 million, or 5.5% and 9.2% during the three and six months ended February 1, 2025, respectively, compared to the three and six months ended January 27, 2024. The decrease was primarily due to a 15.5% decrease in active clients from January 27, 2024 to February 1, 2025, which led to a decrease in sales of merchandise. Partially offsetting the revenue decline during the three and six months ended February 1, 2025, was an improvement in net revenue per active client, which was driven by an increase in average order values.
Gross margin for the three and six months ended February 1, 2025, increased by 110 and 150 basis points, respectively, compared to the prior year period. The increase in gross margin for the three months ended February 1, 2025 was primarily driven by higher average order values and improved product margins. The increase in gross margin for the six months ended February 1, 2025 was primarily driven by higher average order values, improved product margins, and transportation leverage as our carrier mix yielded more favorable year-over-year rates.
Selling, General, and Administrative Expenses
SG&A decreased by $33.6 million and $67.6 million for the three and six months ended February 1, 2025, respectively, compared to the three and six months ended January 27, 2024. The year-over-year decrease was primarily driven by lower compensation and benefits expense including lower stock-based compensation expense, lower depreciation and amortization expense, and lower facilities costs, largely driven by our restructuring actions, and due to one-time professional service fees incurred during the three and six months ended January 27, 2024.

SG&A as a percentage of revenue decreased to 47.4% and 47.8% for the three and six months ended February 1, 2025, respectively, compared with 54.9% and 53.1% for the three and six months ended January 27, 2024, respectively. The decrease in SG&A as a percentage of revenue for the three and six months ended February 1, 2025, compared with the same period last year, was primarily driven by lower compensation and benefits expense including lower stock-based compensation expense, lower depreciation and amortization expense, and lower facilities costs, largely driven by our restructuring actions, as a percentage of revenue. This was partially offset by a year-over-year increase in advertising spend as a percentage of revenue for both the three and six months ended February 1, 2025.
Provision for Income Taxes
The following table summarizes our effective tax rate from loss from continuing operations for the periods presented:

	For the Three Months Ended		For the Six Months Ended
(in thousands, except percentages)	February 1, 2025	January 27, 2024	February 1, 2025	January 27, 2024
Loss from continuing operations before income taxes	$(6,441)	$(34,787)	$(12,547)	$(60,789)
Provision for income taxes	182	169	339	338
Effective tax rate	(2.8)%	(0.5)%	(2.7)%	(0.6)%
Our continuing operations are subject to income taxes in the United States. Our effective tax rate for the three and six months ended February 1, 2025, differs from the federal statutory income tax rate primarily due to the full valuation allowance recorded on our net federal and state deferred tax assets. The tax provision for the three and six months ended February 1, 2025, is primarily comprised of state taxes.
Our effective tax rate for the three and six months ended January 27, 2024, differed from the federal statutory income tax rate primarily due to the full valuation allowance recorded on our net federal and state deferred tax assets. The tax provision for the three and six months ended January 27, 2024, is primarily comprised of state taxes.
Liquidity and Capital Resources
Sources of Liquidity
Our principal sources of liquidity are our cash, cash equivalents, investments, cash flows from continuing operations, and borrowing capacity under our credit facility. As of February 1, 2025, we had $113.2 million of cash and cash equivalents attributable to continuing operations, which included $0.2 million held outside the U.S. in the UK, and $116.6 million of investments. We plan to repatriate the remaining UK cash into the U.S. within 12 months of liquidating of the UK entity. This cash repatriation may be subject to taxes and other local statutory restrictions.
Credit Facility
On December 4, 2023, we entered into a first lien credit agreement with Citibank, N.A., as agent and lender, which provides for a $50.0 million revolving credit facility maturing on December 4, 2026 (the “2023 Credit Facility”). The 2023 Credit Facility includes a sub-facility that provides for the issuance of letters of credit in an amount of up to $30.0 million. Availability of the 2023 Credit Facility is based upon a borrowing base formula and periodic borrowing base certifications valuing certain of our accounts receivable, credit card receivables, and inventory as reduced by certain reserves, if any. Our borrowing availability based on balances as of February 1, 2025, was $50.0 million, and our excess availability was $31.3 million as a result of outstanding letters of credit, and no outstanding borrowing.
For information on the terms of the 2023 Credit Facility, refer to Note 5, “Credit Facility” within the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.
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
Share Repurchases
In January 2022, our Board of Directors authorized a share repurchase program to repurchase up to $150.0 million of our outstanding Class A common stock, with no expiration date (the “2022 Repurchase Program”). We may repurchase shares from time to time through open market repurchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. The actual timing, number and value of shares repurchased in the future will be determined by the Company in its discretion and will depend on a number of factors, including price, trading volume, market conditions, and other general business conditions. Repurchases will be funded from the Company’s existing cash and cash equivalents or future cash flow. The repurchase program may be modified, suspended, or terminated at any time. During the three and six months ended February 1, 2025, and January 27, 2024, the Company made no repurchases of Class A common stock. As of February 1, 2025, the Company had repurchased an aggregate 2,302,141 shares of Class A common stock for $30.0 million, and $120.0 million remained available under the 2022 Repurchase Program authorization.
Cash Flows
The following table summarizes our cash flows for the periods indicated below:

	For the Six Months Ended
(in thousands)	February 1, 2025	January 27, 2024
Net cash used in operating activities from continuing operations	$(1,944)	$(1,736)
Net cash provided by (used in) investing activities from continuing operations	(38,974)	8,564
Net cash used in financing activities from continuing operations	(8,193)	(8,730)
Net decrease in cash and cash equivalents from continuing operations	$(49,111)	$(1,902)
Cash Used in Operating Activities from Continuing Operations
During the six months ended February 1, 2025, cash used in operating activities from continuing operations was $1.9 million, which consisted of a net loss from continuing operations of $12.9 million, adjusted by non-cash charges of $45.5 million and a $34.6 million change in net operating assets and liabilities. The non-cash charges were primarily driven by $29.9 million of stock-based compensation expense; $13.5 million of depreciation, amortization, and accretion; and a $2.0 million change in inventory reserves. The change in net operating assets and liabilities was primarily due to a $14.2 million net decrease in accounts payable and accrued liabilities driven by the timing of payments and a $13.7 million increase in gross inventory balances due to higher inventory receipts.
During the six months ended January 27, 2024, cash used in operating activities from continuing operations was $1.7 million, which consisted of a net loss from continuing operations of $61.1 million, adjusted by non-cash charges of $61.1 million and a $1.7 million change in net operating assets and liabilities. The non-cash charges were primarily driven by $41.0 million of stock-based compensation expense, and $26.6 million of depreciation and amortization. The change in our net operating assets and liabilities was primarily due to a net decrease of $14.1 million in accounts payable and accrued liabilities due to timing of payments. This is offset by a $9.7 million change in gross inventory balances due to a decline in inventory receipts and a $6.7 million decrease in prepaid expenses and other assets.
Cash Provided by (Used in) Investing Activities from Continuing Operations
During the six months ended February 1, 2025, cash used in investing activities from continuing operations was $39.0 million. This was primarily due to the purchases of securities available-for-sale of $96.6 million, partially offset by the sales and maturities of available-for-sale securities of $65.1 million.
During the six months ended January 27, 2024, cash provided by investing activities from continuing operations was $8.6 million. This was primarily due to the maturities of available-for-sale securities of $16.0 million, partially offset by purchases of property and equipment of $7.4 million.
Cash Used in Financing Activities from Continuing Operations
During the six months ended February 1, 2025, cash used in financing activities from continuing operations was $8.2 million due to payments for tax withholding related to vesting of restricted stock units.
During the six months ended January 27, 2024, cash used in financing activities from continuing operations was $8.7 million, primarily due to payments for tax withholding related to vesting of restricted stock units.
Contractual Obligations and Other Commitments
During the three months ended February 1, 2025, there were no material changes to our contractual obligations and other commitments from those disclosed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Annual Report on Form 10-K.

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
There have been no significant changes to our critical accounting policies and estimates disclosed in our 2024 Annual Report on Form 10-K.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the three months ended February 1, 2025, there were no material changes in market risk from the information presented in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our 2024 Annual Report on Form 10-K.
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
Changes in Internal Control Over Financial Reporting
During the three months ended February 1, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The information contained in Note 6, “Commitments and Contingencies” under the heading “Contingencies” within the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.
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
Risks Relating to Our Business
We have in the past been and may in the future be unable to retain clients or maintain a high level of engagement with our clients and maintain or increase their spending with us, which could harm our business, financial condition, or operating results.
If our existing clients no longer find our service and merchandise appealing or appropriately priced, they may make fewer purchases or may stop using Stitch Fix altogether. Even if our existing clients continue to find our service and merchandise appealing, they may decide to receive fewer Fixes or purchase fewer items from their Fixes or through Freestyle as their demand for new apparel declines, due to macroeconomic conditions, or for other reasons. A high proportion of our revenue comes from repeat purchases by existing clients, especially those existing clients who are highly engaged and purchase a significant amount of merchandise from us. If clients who receive Fixes most frequently or purchase a significant amount of merchandise from us make fewer or lower priced purchases or stop using our service altogether, our financial results will be negatively affected. For instance, in each of fiscal 2024 and fiscal 2023, our number of active clients decreased throughout the year due to our inability to attract new clients and retain existing clients. This negatively affected our fiscal 2024 revenue and is expected to continue to affect our revenue.
We seek to attract high-quality clients who will remain clients for the long term, but our efforts may not be successful or produce the results we anticipate. For example, if we are not able to engage new clients effectively so they continue receiving Fixes after their first few tries, our number of active clients will continue to suffer. Our inability to attract and keep high-quality clients engaged, a continued decrease in our number of active clients, or a decrease in client spending has in the past negatively affected and could continue to negatively affect our operating results.
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
In addition, we seek to attract and retain clients by offering new products, services, and ways to engage with our platform. If such new products or services are not timely or successfully launched or are not successful in attracting new clients, our sales may fall short of expectations, our brand and reputation could be adversely affected, and our results of operations may suffer. Developing new offerings requires significant investments of resources and time, and if a new offering is not successful, or is delayed or not executed well, our operating results could be negatively impacted. For example, in launching Freestyle to new clients during our fiscal 2022, we implemented client on-boarding changes in an effort to drive new clients to Freestyle. These changes resulted in lower conversion of new clients to our Fix offering, which impacted our operating results. Expansion of our offerings may also strain our management and operational resources. If any of the above were to occur again in the future, it could damage our reputation, limit our growth, and have an adverse effect on our operating results.

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
In fiscal 2024, we closed two fulfillment centers, as we believe our inventory is better optimized across a smaller network of warehouses and allows us to deliver a better client experience with access to a greater breadth inventory for a given Fix, while at the same time operating with lower, more cash efficient, inventory levels. This smaller inventory base and our focus on inventory efficiency creates increased risk related to inventory assortment. If we experience sub-optimal inventory assortment to meet demand, it may affect revenue in current and future quarters. If we do not predict client demand accurately, do not reorder or write off the right products in a timely manner, or otherwise do not effectively manage our inventory, we may experience significant inventory write-offs or insufficient inventory to meet demand, which would adversely affect our operating results.
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
We have experienced difficulty hiring and retaining employees in our fulfillment centers, which in the past we attributed to COVID-19 concerns and to increased competition and rising wages for eCommerce fulfillment center workers. To address this, we increased wages in our fulfillment centers and implemented other policies in order to be more competitive in hiring and retaining employees. These wage increases impacted our operating results. Demand for eCommerce fulfillment center workers remains high and hiring and retention of employees in our warehouses is a continuing challenge. We may have to increase wages for our fulfillment center employees or spend money on additional employee recruiting or retention programs, which would impact our operating results. In the past, these hiring difficulties caused capacity constraints in our fulfillment centers and could in the future cause capacity constraints. Capacity constraints in our fulfillment centers could affect the amount and types of inventory we have available to offer to clients, which will affect our results of operations. Any capacity constraints due to hiring difficulties may be exacerbated due to the fact that we have fewer fulfillment centers than we once did. If we are unable to adequately staff our fulfillment centers to meet demand, or if the cost of such staffing is higher than projected due to competition, mandated wage increases, regulatory changes, or other factors, our operating results will be further harmed.
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
If we are not able to negotiate acceptable pricing and other terms with our client-facing shipping vendors or our freight vendors, or our shipping or freight vendors experience performance problems or other difficulties, it could negatively impact our operating results and our clients’ experience. In addition, our ability to receive inbound inventory efficiently, ship merchandise to clients, and receive returned merchandise from clients may be negatively affected by inclement weather, fire, flood, power loss, earthquakes, public health crises, labor disputes, shortages, or strikes, acts of war or terrorism, periods of high eCommerce volume, such as holiday seasons, and similar factors. Due to our business model and the fact that we recognize revenue from Fixes when a client checks out items, rather than when Fixes are shipped, we may be impacted by shipping delays to a greater extent than our competitors. Additionally, delays in shipping may cause an auto-ship client’s subsequent Fixes to be scheduled for a later date, as their next Fix is not scheduled until their checkout is complete. In the second quarter of fiscal 2021, we experienced carrier and client shipping delays due to the COVID-19 pandemic and the increased strain on our shipping partners during the holiday season. These delays affected our ability to recognize revenue within the quarter, and we may in the future experience these delays and the resulting impact to our financial results, including potentially during future holiday seasons. In the past, strikes at major international shipping ports have impacted our supply of inventory from our vendors and severe weather events have resulted in long delivery delays and Fix cancellations. Additionally, some of our merchandise may be damaged or lost during transit with our shipping vendors. If a greater portion of our merchandise is not delivered in a timely fashion or is damaged or lost during transit, it could adversely affect our operating results or could cause our clients to become dissatisfied and cease using our services, which would adversely affect our business.
Our business, including our costs and supply chain, is subject to risks associated with the sourcing and pricing of merchandise and raw materials.
We currently source nearly all of the merchandise that we offer from third-party vendors, many of whom use manufacturers in the same geographic region, with the majority of manufacturing in China, and as a result we may be subject to price increases or fluctuations, inflationary pressures, tariffs, demand disruptions, increased shipping or freight costs, or shipping delays in connection with our merchandise. Increased shipping or freight costs or shipping and freight delays could be caused or exacerbated by labor disputes, shortages, or strikes, inclement weather, fire, flood, power loss, earthquakes, public health crises such as a pandemic, acts of war or terrorism, and periods of high e-commerce volume. Our operating results have been negatively impacted by increases in the cost of our merchandise, and we have no guarantees that costs will not rise further or at increasing rates. Recently, the U.S. government has indicated its intent to modify U.S. trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements. President Trump has imposed or announced tariffs on certain imports, including higher tariffs on all imports from China (on February 4, 2025, a 10% tariff, and later, on March 4, 2025, an increase to 20%), as well as certain imports from Mexico and Canada (25% on certain imports from both countries, announced March 4, 2025, which were then paused, in part, until April 2, 2025). President Trump has also expressed intentions to impose tariffs on additional countries. Tariffs and international trade arrangements may continue to change, potentially without warning and to an extent that is difficult to predict. Changing tariff rates and shifting trade regulations may create significant uncertainty for vendors, consumers, and us; may increase our merchandise costs; negatively impact consumer demand for our products and services; or otherwise negatively impact our operating results. We may not be able to forecast such impacts accurately.
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
In addition, we cannot guarantee that merchandise we receive from vendors will be of sufficient quality or free from damage, or that such merchandise will not be damaged during shipping, while stored in one of our fulfillment centers, or when returned by clients. While we take measures to ensure merchandise quality and avoid damage, we cannot control merchandise while it is out of our possession. We may incur additional expenses and our reputation could be harmed if clients and potential clients believe that our merchandise is not of high quality or may be damaged.

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
We announced a restructuring plan in June 2022, which we expanded throughout fiscal 2023, fiscal 2024, and the current fiscal 2025, intended to reduce our future fixed and variable operating costs. However, our restructuring plan may not adequately reduce expenses or impact our results as we anticipate. Moreover, our expenses may increase, particularly if we develop and introduce new merchandise offerings, including the re-imagination of our client experience, need to hire and retain personnel, or increase investment in our marketing initiatives. We may not always pursue short-term profits but are often focused on long-term growth, which may impact our short-term financial results. If our revenue does not increase to offset increases in our operating expenses, we may not be profitable in future periods.
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
We do not have long-term employment or non-competition agreements with any of our personnel. We have had senior employees leave Stitch Fix, including recently the roles of Chief Merchandising Officer and Chief Accounting Officer, and cannot necessarily anticipate when this will happen in the future and whether we will be able to promptly replace such employees. Additionally, in January 2023, the Company and Elizabeth Spaulding, the Company’s then-current Chief Executive Officer, agreed that she would step down from her employment with the Company. The Board of Directors appointed Katrina Lake, the Company’s Founder and Executive Chairperson of the Board of Directors, as interim Chief Executive Officer. Ms. Lake served in that position until Matt Baer joined as Chief Executive Officer in June 2023. Additional changes in our management team and senior leadership could cause retention and morale concerns among current employees, as well as operational risks. Such risks could impact the Company’s ability to effectively implement the Company’s strategic plans, including our transformation strategy, it could disrupt our business, affect our Company culture, cause employee retention issues, and affect our financial condition and operating results. Additionally, the loss of one or more of our key personnel or the inability to promptly identify a suitable successor to a key role could have an adverse effect on our business.
We have experienced and may in the future experience increased employee turnover as a result of the general market conditions and a competitive talent market within the U.S., as well as Company-specific factors, such as share price decline, business performance, and leadership changes. We announced a restructuring plan in June 2022 that reduced our workforce and announced a further reduction in force in January 2023. In June 2023, we announced the closure of two fulfillment centers and in August 2023, we made the decision to exit our UK business and wind down its operations. In January 2024, we implemented an organization realignment that resulted in the further elimination of styling leadership and corporate positions, as well as moved all of our Stylists into part-time positions. And in October 2024, we implemented an additional organizational realignment which further eliminated certain corporate positions. These reductions in workforce and changes in our operations may cause additional attrition and affect employee morale, including in our Stylist organization. Additionally, as we are operating our business with fewer employees, we face additional risk that we might not be able to execute on our strategic plans and product roadmap, which may have an adverse effect on our business, financial condition, and operating results.
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
As of February 1, 2025, approximately 1,845 of our employees were Stylists. In January 2024, we moved to a part-time only Stylist model, and all of our Stylists now work on a part-time basis and are paid hourly. The Stylists track and report the time they spend working for us. These employees are classified as nonexempt under federal and state law. If we fail to effectively manage our Stylists, including by ensuring accurate tracking and reporting of their hours worked and proper processing of their hourly wages, then we may face claims alleging violations of wage and hour employment laws, including, without limitation, claims of back wages, unpaid overtime pay, and missed meal and rest periods. Any such employee litigation could be attempted on a class or representative basis, or other form of multi-plaintiff litigation. For example, in August 2020, a representative action under California’s Private Attorneys General Act was filed against us alleging various violations of California’s wage and hour laws relating to our current and former non-exempt Stylist employees. While we were able to settle this matter, and we no longer employ Stylists in California, future litigation concerning our styling employees could be expensive and time-consuming regardless of whether the claims against us are valid or whether we are ultimately determined to be liable, and could divert management’s attention from our business. We could also be adversely affected by negative publicity, litigation costs resulting from the defense of these claims, and the diversion of time and resources from our operations.

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
We lease our Company headquarters in San Francisco, additional office space in Austin, Texas, and four fulfillment centers. The original terms of our leases are between 6 and 12.5 years. We currently sub-lease our office space in Austin, Texas and a fulfillment center in Salt Lake City, Utah, to multiple sub-tenants. We are also actively marketing portions of our San Francisco headquarters space and may decide to sub-lease additional portions of our other fulfillment centers. If we are unable to sub-lease the space in our Company headquarters or other leased space on favorable terms, or at all, it will affect our cash flow and may affect our results of operations. Additionally, if our sub-tenants fail to make lease payments or otherwise default on their obligations to us, we could incur unanticipated payment obligations which could affect our free cash flow and other results of operations.
We are subject to payment-related risks.
We accept payments online via credit and debit cards and online payment systems such as PayPal, and certain “Buy Now Pay Later” services, such as Affirm, Klarna, and Afterpay, which subjects us to certain regulations and fraud. We may in the future offer new payment options to clients that would be subject to additional regulations and risks. We pay interchange and other fees in connection with credit card payments, which may increase over time and adversely affect our operating results. While we use a third party to process payments, we are subject to payment card association operating rules and certification requirements, including the Payment Card Industry Data Security Standard and rules governing electronic funds transfers. If we fail to comply with applicable rules and regulations, we may be subject to fines or higher transaction fees and may lose our ability to accept online payments or other payment card transactions. If any of these events were to occur, our business, financial condition, and operating results could be adversely affected.
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

Adverse economic changes could reduce consumer confidence, and could thereby negatively affect our operating results. In challenging and uncertain economic environments, we cannot predict whether or when such circumstances may improve or worsen, or what impact such circumstances could have on our business. Additionally, a volatile and uncertain macroeconomic environment has reduced, and may continue to reduce, our ability to forecast our future operating results.
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
•further developing our data science and artificial intelligence (“AI”) capabilities;
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
In fact, the COVID-19 pandemic disrupted our operations in and caused us to temporarily close our offices and require that most of our employees work from home; disrupted our operations in and caused us to close fulfillment centers; required us to implement various operational changes to ensure the health and safety of our employees; had a range of negative effects on the operations of our third-party providers and vendors, including our merchandise supply chain and shipping partners; and negatively impacted consumer spending and the economy generally due to measures taken to contain the spread of COVID-19, such as government-mandated business closures, office closures, and travel and transportation restrictions. We experienced reduced capacity in the third quarter of fiscal 2020 as we temporarily closed three of our fulfillment centers and we implemented additional safety protocols. These efforts resulted in significantly less capacity in our fulfillment centers during the third quarter of fiscal 2020, which resulted in delayed Fix shipments, a significant Fix backlog, delayed inventory and return processing, extended wait times for clients, and inventory management challenges. The COVID-19 pandemic and resulting economic disruption also led to significant volatility in the capital markets. Since the COVID-19 pandemic, most non-fulfillment center employees continue to work in a remote capacity with some in a hybrid of in-person and remote work. Remote working environments present additional risks, uncertainties and costs that could affect our performance, including increased operational risk, uncertainty regarding office space needs, heightened vulnerability to cyber attacks, potential reduced productivity, changes to our Company culture, potential strains to our business continuity plans, and increased costs to ensure our offices are safe and functional as hybrid offices that enable effective collaboration of both remote and in-person colleagues. The COVID-19 pandemic caused many risks as described above and throughout these risk factors to materialize and adversely affected our business and operating results. Any future natural disasters, pandemics, or crises could disrupt our operations or negatively impact consumer spending, adversely affecting our business and results of operations.
Cybersecurity, Legal and Regulatory Risks
System interruptions that impair client access to our website or other performance failures in our technology infrastructure could damage our business.
The satisfactory performance, reliability, integrity and availability of our website, mobile application, internal applications, and technology infrastructure (and those of our third-party vendors and service providers) are critical to our business. We rely on our website and mobile application to engage with our clients and sell them merchandise. We also rely on a host of internal custom-built applications to run critical business functions, such as styling, merchandise purchasing, warehouse operations, and order fulfillment. In addition, we rely on a variety of third-party, cloud-based solution vendors for key elements of our technology infrastructure. These systems are vulnerable to damage or interruption and we have experienced interruptions in the past. For example, in February 2017, as a result of an outage with Amazon Web Services, where much of our technology infrastructure is hosted, we experienced disruptions in applications that support our warehouse operations and order fulfillment that caused a temporary slowdown in the number of Fix shipments we were able to make. Additionally, the launch of new client experiences or offerings requires investments in and the development of new technology, which may be more susceptible to performance issues or interruptions. Interruptions caused by a variety of events, including human error, our failure to update or improve our proprietary systems, cyber attacks, fire, flood, earthquake, power loss, or telecommunications failures would disrupt our systems. Any failure or interruption of our website, mobile application, internal business applications, or our technology infrastructure (including any such issues with our third-party vendors and service providers) would harm our ability to serve our clients, which would adversely affect our business and operating results.
Compromises of our data security or that of our third-party service providers could cause us to incur unexpected expenses and may materially harm our reputation and operating results.
In the ordinary course of our business, we and our vendors and service providers collect, process, and store certain personal information and other data relating to individuals, such as our clients and employees, which may include personally identifiable information, including but not limited to, name, address, social security numbers, client payment card information, client physical attributes, photos, and client style preferences. We rely substantially on commercially available systems, software, tools, and monitoring to provide security for our processing, transmission, and storage of personal information and other confidential information. There can be no assurance that we or our vendors will not suffer a data compromise, that malicious actors will not gain access to personal information or other sensitive data, including payment card data or confidential business information, or that any such data compromise or unauthorized access will be discovered in a timely fashion. The techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not identified until they are launched against a target, and we and our vendors may be unable to anticipate these techniques or to implement adequate preventative measures. We and many of our vendors and other business partners have moved to a more remote and hybrid work force, and as a result, we and our partners may be more vulnerable to cyber attacks. In addition, accidental or intentional circumvention of security measures by our employees, contractors, vendors, or other third parties with whom we do business (in order to misappropriate such personal information, confidential information, or other data), or may inadvertently release or compromise such data may occur.
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
The costs of compliance with and other burdens imposed by privacy and data security laws and regulations can reduce the efficiency of our marketing, lead to negative publicity, make it more difficult or more costly to meet expectations of or commitments to clients, or lead to significant fines, penalties or liabilities for noncompliance, any of which could harm our business. These laws could also impact our ability to offer our products in certain locations. The costs, burdens, and potential liabilities imposed by existing privacy laws could be compounded if other jurisdictions in the U.S. begin to adopt similar or more restrictive laws.
Even the perception that the privacy of personal information is not satisfactorily protected or does not meet regulatory requirements could inhibit clients’ use of our service or harm our brand and reputation. Furthermore, if our contracts do not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in such contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. Also, although we maintain insurance, the costs related to significant security breaches or disruptions could be material and could cause us to incur significant expenses beyond any of our insurance coverage.
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
A predominant portion of the apparel we sell is originally manufactured in countries other than the United States, with the majority coming from China. Tariffs and other protectionist measures could adversely affect our business, including disruption and cost increases in our established patterns for sourcing our merchandise and increased uncertainties in planning our sourcing strategies and forecasting our margins. Recently, the U.S. government has indicated its intent to modify U.S. trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements. President Trump has imposed or announced tariffs on certain imports, including higher tariffs on all imports from China (on February 4, 2025, a 10% tariff, and later, on March 4, 2025, an increase to 20%), as well as certain imports from Mexico and Canada (25% on certain imports from both countries, announced March 4, 2025, which were then paused, in part, until April 2, 2025). President Trump has also expressed intentions to impose tariffs on additional countries. Tariffs and international trade arrangements may continue to change, potentially without warning and to an extent that is difficult to predict. Changing tariff rates and shifting trade regulations may create significant uncertainty for vendors, consumers, and us; may increase our merchandise costs; negatively impact consumer demand for our products and services; or otherwise negatively impact our operating results. We may not be able to forecast such impacts accurately. Although we continue to work with our vendors to mitigate our exposure to current or potential tariffs, there can be no assurance that we will be able to offset any increased costs. Other changes in U.S. tariffs, quotas, trade relationships, or tax provisions could also reduce the supply of goods available to us or increase our cost of goods. Although such changes would have implications across the entire industry, we may fail to effectively adapt to and manage the adjustments in strategy that would be necessary in response to those changes. In addition to the general uncertainty and overall risk from potential changes in U.S. laws and policies, as we make business decisions in the face of such uncertainty, we may incorrectly anticipate the outcomes, miss out on business opportunities, or fail to effectively adapt our business strategies and manage the adjustments that are necessary in response to those changes. These risks could adversely affect our revenues, reduce our profitability, and negatively impact our business.
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

In addition, extreme price and volume fluctuations in the stock markets have affected and continue to affect many eCommerce and other technology companies’ stock prices. Often, their stock prices have fluctuated in ways unrelated or disproportionate to the companies’ operating performance. In the past, stockholders have filed securities class action litigation following periods of market volatility. For example, beginning in October 2018, we and certain of our directors and officers were sued in putative class action and derivative lawsuits alleging violations of the federal securities laws for allegedly making materially false and misleading statements (the “Securities Class Action”). And on August 26, 2022, a class action lawsuit alleging violations of federal securities laws was filed by certain of our stockholders naming as defendants us, certain of our officers and directors for allegedly making materially false and misleading statements regarding our Freestyle offering. In addition, on March 17, 2023 and May 24, 2024, derivative actions were filed by certain of our stockholders against certain of our former directors based on the same factual allegations underlying the Securities Class Action. We may be the target of additional litigation of this type in the future as well. Such securities litigation could subject us to substantial costs, divert resources and the attention of management from our business, and seriously harm our business.
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
In January 2022, our Board of Directors authorized a share repurchase program to repurchase up to $150.0 million of our outstanding Class A common stock, with no expiration date. During fiscal 2024 and the three and six months ended February 1, 2025, we did not repurchase any shares of our common stock, and we had $120.0 million remaining in share repurchase capacity as of February 1, 2025. Although our Board of Directors has authorized this repurchase program, the program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The actual timing and amount of repurchases remain subject to a variety of factors, including stock price, trading volume, market conditions and other general business considerations. In addition, the terms of our first lien credit agreement with Citibank, N.A., as agent and lender (“the 2023 Credit Facility”), impose limitations on our ability to repurchase shares. The share repurchase program may be modified, suspended, or terminated at any time, and we cannot guarantee that the program will be fully consummated or that it will enhance long-term stockholder value. The program could affect the trading price of our stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our stock. In addition, this program could diminish our cash and cash equivalents and marketable securities.
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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As a result, the holders of our Class B common stock, including certain of our directors, executive officers, and their affiliates, are able to exercise considerable influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stock holdings represent less than 50% of the outstanding shares of our capital stock. As of February 28, 2025, 16,425,594 of our 128,796,848 shares outstanding were held by our directors, executive officers, and their affiliates, and 11,905,914 of such shares held by our directors, executive officers, and their affiliates were shares of Class B common stock. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests. This control may adversely affect the market price of our Class A common stock and some stock indices may not allow public companies utilizing dual or multi-class capital structures to be included in their indices.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
(a) None.
(b) None.
(c) During the fiscal quarter ended February 1, 2025, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated certain contracts, instructions, or written plans for the purchase or sale of the Company’s securities set forth in the table below:

			Type of Trading Arrangement
Name and Title	Action	Adoption/Termination Date	Rule 10b5-1 (1)	Non-Rule 10b5-1 (2)	Total Shares of Class A Common Stock (3)	Total Shares of Class B Common Stock (3)	Expiration Date (4)
Matt Baer, Chief Executive Officer and Director	Termination	11/23/2024	X		687,496	—	—
Matt Baer, Chief Executive Officer and Director	Adoption	12/18/2024	X		1,863,167	—	12/17/2025
David Aufderhaar, Chief Financial Officer	Adoption	12/30/2024	X		1,265,909	—	01/30/2026
Katrina Lake, Director	Adoption	01/07/2025	X		200,000	1,315,000	03/31/2026
Casey O’Connor, Chief Legal Officer	Adoption	01/09/2025	X		752,000	—	02/13/2026
(1) Contract, instruction, or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
(2) “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K under the Exchange Act.
(3) The number of shares of common stock reflects the maximum aggregate number of shares that could be sold, or, in the case of a terminated arrangement, could have been sold, under the trading arrangement. For the adopted plans, the actual number of shares to be sold is based on formulas set forth in each plan and is not currently determinable.
(4) Each of the plans expire on the respective dates shown, or upon the earlier completion of all authorized transactions under the plans.

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

Stitch Fix, Inc.
Date:	March 12, 2025	By:	/s/ David Aufderhaar
David Aufderhaar
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)