Form 10-Q
period 2025-05-03
Stitch Fix, Inc.
filed 2025-06-11
CIK 1576942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 3, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 6, 2025, the number of outstanding shares of the registrant’s Class A common stock, par value $0.00002 per share, was 114,225,435, and the number of outstanding shares of the registrant’s Class B common stock, par value $0.00002 per share, was 16,261,158.

STITCH FIX, INC.

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Stitch Fix, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	May 3, 2025	August 3, 2024
Assets
Current assets:
Cash and cash equivalents	$108,915	$162,862
Short-term investments	125,305	84,106
Inventory, net	114,410	97,903
Prepaid expenses and other current assets	24,646	21,839
Total current assets	373,276	366,710
Long-term investments	7,881	—
Property and equipment, net	44,857	51,517
Operating lease right-of-use assets	54,230	63,780
Other long-term assets	4,504	4,857
Total assets	$484,748	$486,864
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$89,155	$87,058
Operating lease liabilities	22,333	21,817
Accrued liabilities	75,159	73,007
Gift card liability	6,569	6,749
Deferred revenue	9,022	9,217
Other current liabilities	4,582	5,201
Current liabilities, discontinued operations	—	502
Total current liabilities	206,820	203,551
Operating lease liabilities, net of current portion	76,930	95,685
Other long-term liabilities	607	606
Total liabilities	284,357	299,842
Commitments and contingencies (Note 6)
Stockholders’ equity:
Class A common stock, $0.00002 par value – 2,000,000,000 shares authorized at May 3, 2025, and August 3, 2024; 116,541,260 and 104,742,401 shares issued at May 3, 2025, and August 3, 2024; and 114,239,119 and 102,440,260 shares outstanding at May 3, 2025, and August 3, 2024, respectively	1	1
Class B common stock, $0.00002 par value – 100,000,000 shares authorized at May 3, 2025, and August 3, 2024; 16,261,158 and 22,318,035 shares issued and outstanding at May 3, 2025, and August 3, 2024, respectively	1	1
Additional paid-in capital	718,290	684,650
Accumulated other comprehensive income (loss)	(443)	(335)
Accumulated deficit	(487,416)	(467,253)
Treasury stock, at cost – 2,302,141 and 2,302,141 shares as of May 3, 2025, and August 3, 2024, respectively	(30,042)	(30,042)
Total stockholders’ equity	200,391	187,022
Total liabilities and stockholders’ equity	$484,748	$486,864

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stitch Fix, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except share and per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	May 3, 2025	April 27, 2024	May 3, 2025	April 27, 2024
Revenue, net	$325,016	$322,731	$955,944	$1,017,918
Cost of goods sold	181,458	175,753	528,720	568,357
Gross profit	143,558	146,978	427,224	449,561
Selling, general, and administrative expenses	153,266	171,818	454,923	541,100
Operating loss	(9,708)	(24,840)	(27,699)	(91,539)
Interest income	2,627	3,002	8,222	7,923
Other income (expense), net	(59)	(9)	(210)	980
Loss before income taxes	(7,140)	(21,847)	(19,687)	(82,636)
Provision for income taxes	241	170	580	508
Net loss from continuing operations	(7,381)	(22,017)	(20,267)	(83,144)
Net income (loss) from discontinued operations, net of income taxes	3	689	104	(9,198)
Net loss	(7,378)	(21,328)	(20,163)	(92,342)
Other comprehensive income (loss):
Change in unrealized gains and losses on available-for-sale securities, net of tax	(91)	(66)	(108)	104
Foreign currency translation	—	—	—	(1,129)
Total other comprehensive income (loss), net of tax	(91)	(66)	(108)	(1,025)
Comprehensive loss	$(7,469)	$(21,394)	$(20,271)	$(93,367)
Loss per share from continuing operations attributable to common stockholders:
Basic	$(0.06)	$(0.18)	$(0.16)	$(0.70)
Diluted	$(0.06)	$(0.18)	$(0.16)	$(0.70)
Earnings (loss) per share from discontinued operations attributable to common stockholders:
Basic	$0.00	$0.01	$0.00	$(0.08)
Diluted	$0.00	$0.01	$0.00	$(0.08)
Loss per share attributable to common stockholders:
Basic	$(0.06)	$(0.18)	$(0.16)	$(0.78)
Diluted	$(0.06)	$(0.18)	$(0.16)	$(0.78)
Weighted-average shares used to compute loss per share attributable to common stockholders:
Basic	129,792,798	121,268,047	127,916,643	118,986,077
Diluted	129,792,798	121,268,047	127,916,643	118,986,077

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stitch Fix, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	For the Three Months Ended May 3, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance as of February 1, 2025	131,108,209	$2	$708,187	$(352)	$(480,038)	(2,302,141)	$(30,042)	$197,757
Issuance of common stock upon exercise of stock options	653	—	1	—	—	—	—	1
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	1,693,556	—	(4,240)	—	—	—	—	(4,240)
Stock-based compensation	—	—	14,342	—	—	—	—	14,342
Net loss	—	—	—	—	(7,378)	—	—	(7,378)
Other comprehensive income, net of tax	—	—	—	(91)	—	—	—	(91)
Balance as of May 3, 2025	132,802,418	$2	$718,290	$(443)	$(487,416)	(2,302,141)	$(30,042)	$200,391

	For the Three Months Ended April 27, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance as of January 27, 2024	122,473,688	$2	$653,170	$(432)	$(409,427)	(2,302,141)	$(30,042)	$213,271
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	2,169,163	—	(3,050)	—	—	—	—	(3,050)
Stock-based compensation	—	—	20,062	—	—	—	—	20,062
Net loss	—	—	—	—	(21,328)	—	—	(21,328)
Other comprehensive loss, net of tax	—	—	—	(66)	—	—	—	(66)
Balance as of April 27, 2024	124,642,851	$2	$670,182	$(498)	$(430,755)	(2,302,141)	$(30,042)	$208,889

Stitch Fix, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	For the Nine Months Ended May 3, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance as of August 3, 2024	127,060,436	$2	$684,650	$(335)	$(467,253)	(2,302,141)	$(30,042)	$187,022
Issuance of common stock upon exercise of stock options	3,318		7	—	—	—	—	7
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	5,738,664	—	(12,346)	—	—	—	—	(12,346)
Stock-based compensation	—	—	45,979	—	—	—	—	45,979
Net loss	—	—	—	—	(20,163)	—	—	(20,163)
Other comprehensive loss, net of tax	—	—	—	(108)	—	—	—	(108)
Balance as of May 3, 2025	132,802,418	$2	$718,290	$(443)	$(487,416)	(2,302,141)	$(30,042)	$200,391

	For the Nine Months Ended April 27, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance as of July 29, 2023	117,924,387	$2	$615,236	$527	$(338,413)	(2,302,141)	$(30,042)	$247,310
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	6,718,464	—	(11,564)	—	—	—	—	(11,564)
Stock-based compensation	—	—	66,510	—	—	—	—	66,510
Net loss	—	—	—	—	(92,342)	—	—	(92,342)
Other comprehensive income, net of tax	—	—	—	(1,025)	—	—	—	(1,025)
Balance as of April 27, 2024	124,642,851	$2	$670,182	$(498)	$(430,755)	(2,302,141)	$(30,042)	$208,889

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stitch Fix, Inc.
Condensed Consolidated Statements of Cash Flow
(Unaudited)
(In thousands)

	For the Nine Months Ended
	May 3, 2025	April 27, 2024
Cash Flows from Operating Activities from Continuing Operations
Net loss from continuing operations	$(20,267)	$(83,144)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities from continuing operations:
Change in inventory reserves	2,984	(12,929)
Stock-based compensation expense	43,658	59,911
Depreciation, amortization, and accretion	19,956	36,462
Other	54	(675)
Change in operating assets and liabilities:
Inventory	(19,491)	29,010
Prepaid expenses and other assets	(2,520)	249
Operating lease right-of-use assets and liabilities	(8,689)	(6,288)
Accounts payable	1,699	2,450
Accrued liabilities	2,181	(2,684)
Deferred revenue	(195)	(1,038)
Gift card liability	(180)	(315)
Other liabilities	(618)	(1,002)
Net cash provided by operating activities from continuing operations	18,572	20,007
Cash Flows from Investing Activities from Continuing Operations
Proceeds from sale of property and equipment	—	308
Purchases of property and equipment	(12,065)	(10,259)
Purchases of securities available-for-sale	(164,101)	(47,893)
Sales of securities available-for-sale	5,468	—
Maturities of securities available-for-sale	111,009	18,295
Net cash used in investing activities from continuing operations	(59,689)	(39,549)
Cash Flows from Financing Activities from Continuing Operations
Proceeds from the exercise of stock options, net	7	—
Payments for tax withholdings related to vesting of restricted stock units	(12,346)	(11,393)
Other	(93)	(424)
Net cash used in financing activities from continuing operations	(12,432)	(11,817)
Net decrease in cash and cash equivalents from continuing operations	(53,549)	(31,359)
Cash Flows from Discontinued Operations
Net cash used in operating activities from discontinued operations	(398)	(10,453)
Net cash used in financing activities from discontinued operations	—	(171)
Net decrease in cash and cash equivalents from discontinued operations	(398)	(10,624)
Effect of exchange rate changes on cash and cash equivalents	—	(947)
Net decrease in cash and cash equivalents	(53,947)	(42,930)
Cash and cash equivalents at beginning of period	162,862	239,437
Cash and cash equivalents at end of period	$108,915	$196,507
Supplemental Disclosure
Cash paid for income taxes	$621	$1,236
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchases of property and equipment included in accounts payable and accrued liabilities	$1,134	$1,236
Capitalized stock-based compensation	$2,321	$3,687

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
2.    Summary of Significant Accounting Policies
Basis of Presentation
Our fiscal year is a 52-week or 53-week period ending on the Saturday closest to July 31. The fiscal years ending August 2, 2025 (“fiscal 2025”), July 29, 2023 (“fiscal 2023”), and July 30, 2022 (“fiscal 2022”) each consisted of 52 weeks. The fiscal year ended August 3, 2024 (“fiscal 2024”) consisted of 53 weeks, with the extra week occurring in the fourth fiscal quarter ending August 3, 2024.
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
The following table summarizes the balances of contractual liabilities included in deferred revenue, gift card liability, and other current liabilities as of the dates indicated:

(in thousands)	May 3, 2025	August 3, 2024
Deferred revenue:
Upfront styling fees	$5,201	$4,859
Style Pass annual fees	2,855	3,426
Freestyle orders	966	932
Total deferred revenue	$9,022	$9,217
Gift card liability	$6,569	$6,749
Other current liabilities:
Referral credits	$411	$179
The following table summarizes revenue recognized during the nine months ended May 3, 2025, that was previously included in deferred revenue, gift card liability, and other current liabilities at August 3, 2024:

(in thousands)	Revenue Recognized from Amounts Previously Included in Deferred Balances at August 3, 2024
Upfront styling fees	$4,842
Style Pass annual fees	2,690
Freestyle orders	607
Gift card liability	1,335
Referral credits	64
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

No client accounted for greater than 10% of total revenue, net for the three and nine months ended May 3, 2025 or April 27, 2024.
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
3.    Fair Value Measurements
Our financial instruments consist of cash, cash equivalents, investments, accounts receivable, accounts payable, and accrued liabilities. At May 3, 2025, and August 3, 2024, the carrying values of cash, accounts receivable, accounts payable, and accrued liabilities approximated fair value due to their short-term nature. We measure our cash equivalents and investments at fair value within Level 1 or Level 2 of the fair value hierarchy because we value these investments using unadjusted, quoted market prices; or alternative pricing sources and models utilizing market observable inputs, respectively. Further, the Company measures the fair value of certain lease right of use assets and other long-lived assets subject to long-lived asset impairment using Level 3 unobservable inputs.
Our cash equivalents and investments, which were accounted for as available-for-sale securities and were measured at fair value on a recurring basis as of May 3, 2025, and August 3, 2024, were as follows:

	May 3, 2025				August 3, 2024
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$68,595	$—	$—	$68,595	$84,594	$—	$—	$84,594
Investments:
U.S. Treasury securities	10,478	—	—	10,478	13,603	—	—	13,603
Corporate bonds (1)	—	110,364	—	110,364	—	67,527	—	67,527
Asset backed securities	—	6,742	—	6,742	—	—	—	—
Yankee bonds	—	5,602	—	5,602	—	—	—	—
U.S. Agency securities	—	—	—	—	—	2,976	—	2,976
Total	$79,073	$122,708	$—	$201,781	$98,197	$70,503	$—	$168,700
(1) For May 3, 2025, corporate bonds includes both short-term investments with remaining maturities of less than one year, and long-term investments with remaining maturities over one year and less than five years.
There were no transfers of financial assets or liabilities into or out of Level 1, Level 2, or Level 3 during the three and nine months ended May 3, 2025, or April 27, 2024.

The following table sets forth the amortized cost, gross unrealized gains and losses, and fair values of our investments, which are accounted for as available-for-sale securities, as of May 3, 2025, and August 3, 2024:

	May 3, 2025				August 3, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments:
U.S. Treasury securities	$10,475	$3	$—	$10,478	$13,588	$16	$(1)	$13,603
Corporate bonds	110,387	19	(42)	110,364	67,451	88	(12)	67,527
Asset backed securities	6,740	2	—	6,742	—	—	—	—
Yankee bonds	5,597	7	(2)	5,602	—	—	—	—
U.S. Agency securities	—	—	—	—	2,973	3	—	2,976
Total	$133,199	$31	$(44)	$133,186	$84,012	$107	$(13)	$84,106
No significant available-for-sale securities held as of the periods presented have been in a continuous unrealized loss position for more than 12 months as of May 3, 2025 and August 3, 2024.
4.    Accrued Liabilities
Accrued liabilities consisted of the following:

(in thousands)	May 3, 2025	August 3, 2024
Compensation and related benefits	$13,640	$13,804
Advertising	12,319	6,967
Sales taxes	6,355	6,583
Shipping and freight	14,698	10,998
Accrued accounts payable	4,579	10,607
Inventory purchases	11,861	14,473
Sales refund reserve	8,563	6,417
Other	3,144	3,158
Total accrued liabilities	$75,159	$73,007
5.    Credit Facility
On December 4, 2023, we entered into a first lien credit agreement with Citibank, N.A., as agent and lender, which provides for a $50.0 million revolving credit facility maturing on December 4, 2026 (the “2023 Credit Facility”). The 2023 Credit Facility includes a sub-facility that provides for the issuance of letters of credit in an amount of up to $30.0 million. Availability of the 2023 Credit Facility is based upon a borrowing base formula and periodic borrowing base certifications valuing certain of our accounts receivable, credit card receivables, and inventory as reduced by certain reserves, if any. Our borrowing availability based on balances as of May 3, 2025, was $50.0 million, and our excess availability was $31.3 million as a result of outstanding letters of credit, and no outstanding borrowing.
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
Debt under the 2023 Credit Facility is guaranteed by substantially all of our material domestic subsidiaries and is secured by substantially all of our and such subsidiaries’ assets. The 2023 Credit Facility contains affirmative and negative covenants, indemnification provisions, and events of default. The 2023 Credit Facility also contains financial covenants that require us to maintain a minimum liquidity level and, if applicable, a minimum total consolidated fixed charge coverage ratio during the periods set forth in the 2023 Credit Facility. As of May 3, 2025, we were in compliance with all financial covenants.

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
On August 26, 2022, a class action lawsuit alleging violations of federal securities laws was filed by certain of our stockholders in the U.S. District Court for the Northern District of California, naming as defendants us and certain of our officers and directors (the “Securities Class Action”). An amended complaint was filed on August 15, 2023. The lawsuit alleges violations of the Securities Exchange Act of 1934, as amended, by us and our officers for allegedly making materially false and misleading statements regarding our Freestyle offering between June 2020 and June 2022. The plaintiffs seek unspecified monetary damages and other relief. The Company filed a motion to dismiss on November 1, 2023. A hearing on the motion to dismiss was held on April 18, 2024, and the motion to dismiss was granted on July 16, 2024, with leave to amend. The plaintiffs filed a second amended complaint on September 13, 2024. The Company filed a motion to dismiss the second amended complaint on November 8, 2024. A hearing on the motion to dismiss the second amended complaint was held on March 27, 2025, and the motion is pending before the court.
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

7.    Accumulated Other Comprehensive Income (Loss)
The tables below present the changes in accumulated other comprehensive income (loss) (“AOCI”) by component and, if applicable, the reclassifications out of AOCI for the periods presented:

	For the Three Months Ended
	May 3, 2025			April 27, 2024
(in thousands)	Available-for-sale Securities	Foreign Currency Translation	Total	Available-for-sale Securities	Foreign Currency Translation	Total
Beginning balance	$(352)	$—	$(352)	$(432)	$—	$(432)
Other comprehensive income (loss) before reclassifications (1)	(91)	—	(91)	(66)	—	(66)
Net change in AOCI	(91)	—	(91)	(66)	—	(66)
Ending balance	$(443)	$—	$(443)	$(498)	$—	$(498)

	For the Nine Months Ended
	May 3, 2025			April 27, 2024
(in thousands)	Available-for-sale Securities	Foreign Currency Translation	Total	Available-for-sale Securities	Foreign Currency Translation	Total
Beginning balance	$(335)	$—	$(335)	$(602)	$1,129	$527
Other comprehensive income (loss) before reclassifications (1)	(108)	—	(108)	104	(2,274)	(2,170)
Release of cumulative foreign currency translation adjustments associated with discontinued operations (2)	—	—	—	—	1,145	1,145
Net change in AOCI	(108)	—	(108)	104	(1,129)	(1,025)
Ending balance	$(443)	$—	$(443)	$(498)	$—	$(498)
(1) There was no associated income tax effect for losses on available-for-sale securities for the three and nine months ended May 3, 2025, or April 27, 2024, as we have recorded a valuation allowance against these deferred tax balances.
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
2017 Incentive Plan
In November 2017, our Board of Directors and stockholders adopted our 2017 Incentive Plan (the “2017 Plan”). The remaining shares available for issuance under our 2011 Plan became reserved for issuance under the 2017 Plan. Our 2017 Plan provides for the grant of Class A incentive stock options to employees and for the grant of nonqualified stock options, stock appreciation rights, RSAs, RSU awards, performance restricted stock unit (“PSU”) awards, performance cash awards, and other forms of stock awards to employees, directors, and consultants. Employee stock option awards generally begin to vest six months after the grant date with the remaining shares subject to the option vesting ratably over the next 30 months. Options generally expire after 10 years. RSU awards made to employees generally vest ratably on a quarterly basis subject to the employee’s continued service with the Company. PSU awards made to employees generally vest on a quarterly basis following the end of the performance period, subject to the employee’s continued service with the Company. As of May 3, 2025, the number of shares authorized for issuance under the 2017 Plan was 50,276,797 shares of Class A common stock, and the number of shares available for grant was 2,586,148.
2019 Inducement Plan
In October 2019, our Board of Directors adopted our 2019 Inducement Plan (the “2019 Plan”). Our 2019 Plan provides for the grant of Class A nonqualified stock options and RSU awards to individuals who satisfy the standards for inducement grants under the relevant Nasdaq Stock Market rules. As of May 3, 2025, the number of shares authorized for issuance under the 2019 Plan was 10,750,000 shares of Class A common stock and the number of shares available for grant was 1,846,434.
Stock Options
Stock option activity under the 2011 Plan, 2017 Plan, and 2019 Plan was as follows:

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance at August 3, 2024	10,094,852	$5.67	8.36	$4,272
Exercised	(3,318)	2.19
Cancelled	(481,276)	11.46
Balance at May 3, 2025	9,610,258	$5.38	7.66	$1,496
Restricted Stock Unit Awards
RSU award activity under the 2017 Plan and 2019 Plan was as follows:

	Unvested RSU Awards
	Class A Common Stock	Weighted- Average Grant Date Fair Value
Unvested at August 3, 2024	8,239,439	$6.04
Granted	10,310,367	3.32
Vested	(5,738,664)	4.72
Forfeited	(3,897,094)	5.00
Unvested at May 3, 2025	8,914,048	$4.20
Performance Restricted Stock Unit Awards
In each of the first and second quarter of fiscal 2025, the Compensation Committee approved certain PSU awards, which become eligible to vest in multiple tranches over a one- or three-year period. Each PSU award represents a contingent right to receive one share of Class A common stock. The awards have both service-based and performance-based vesting conditions. The actual number of shares earned on vesting ranges from 0% to 150% of the target number granted, depending on the attainment of specified performance-based metrics during the performance period, which is fiscal 2025.
PSU award activity under the 2017 Plan was as follows:

	Unvested PSU Awards
	Class A Common Stock	Weighted- Average Grant Date Fair Value
Unvested at August 3, 2024	—	$—
Granted	2,159,375	3.51
Unvested at May 3, 2025	2,159,375	$3.51

Stock-Based Compensation Expense
Stock-based compensation expense for options, RSU awards, and PSU awards granted to employees for the three and nine months ended May 3, 2025 was $13.7 million and $43.7 million, respectively. For the three and nine months ended April 27, 2024, stock-based compensation expense for options and RSU awards granted to employees was $18.9 million and $59.9 million, respectively. Stock-based compensation expense is included in selling, general, and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.
Stock-based compensation expense related to RSU awards is recorded, net of forfeitures, over the requisite service period using the straight-line method such that an expense is only recognized for those awards that we expect to vest. Stock-based compensation expense related to PSU awards is recorded under the accelerated method and is adjusted in future periods for subsequent changes in the expected outcome of the performance related conditions. Stock-based compensation expense related to stock options is recorded by estimating the fair value of stock-based awards using the Black-Scholes option pricing model and amortizing the fair value of the stock-based awards granted over the applicable vesting period of the awards on a straight-line basis. No options were granted during the nine months ended May 3, 2025 or April 27, 2024.
As of May 3, 2025, the total unrecognized compensation expense related to unvested options, RSU awards, and PSU awards, net of estimated forfeitures, was $44.2 million, which we expect to recognize over an estimated weighted average period of 1.28 years.
9.    Income Taxes
The following table summarizes our effective tax rate from loss from continuing operations for the periods presented:

	For the Three Months Ended		For the Nine Months Ended
(in thousands, except percentages)	May 3, 2025	April 27, 2024	May 3, 2025	April 27, 2024
Loss from continuing operations before income taxes	$(7,140)	$(21,847)	$(19,687)	$(82,636)
Provision for income taxes	241	170	580	508
Effective tax rate	(3.4)%	(0.8)%	(2.9)%	(0.6)%
Our continuing operations are subject to income taxes in the United States. Our effective tax rate for the three and nine months ended May 3, 2025, differs from the federal statutory income tax rate primarily due to the full valuation allowance recorded on our net federal and state deferred tax assets. The tax provision for the three and nine months ended May 3, 2025, is primarily comprised of state taxes.
Our effective tax rate for the three and nine months ended April 27, 2024, differed from the federal statutory income tax rate primarily due to the full valuation allowance recorded on our net federal and state deferred tax assets. The tax provision for the three and nine months ended April 27, 2024, is primarily comprised of state taxes.
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
The table below presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted loss per share from continuing operations attributable to Class A and Class B common stockholders:

	For the Three Months Ended		For the Nine Months Ended
(in thousands, except share and per share amounts)	May 3, 2025	April 27, 2024	May 3, 2025	April 27, 2024
Numerator:
Net loss from continuing operations attributable to Class A and Class B common stockholders	$(7,381)	$(22,017)	$(20,267)	$(83,144)
Denominator:
Weighted-average shares of common stock - basic	129,792,798	121,268,047	127,916,643	118,986,077
Weighted-average shares of common stock - diluted	129,792,798	121,268,047	127,916,643	118,986,077
Loss per share from continuing operations attributable to Class A and Class B common stockholders:
Basic	$(0.06)	$(0.18)	$(0.16)	$(0.70)
Diluted	$(0.06)	$(0.18)	$(0.16)	$(0.70)

As the Company has reported net loss from continuing operations for each of the periods presented, all potentially dilutive securities were considered antidilutive. The following common stock equivalents were excluded from the computation of diluted loss per share from continuing operations because their effect would have been antidilutive for the periods presented:

	For the Three Months Ended		For the Nine Months Ended
	May 3, 2025	April 27, 2024	May 3, 2025	April 27, 2024
Performance restricted stock units that settle into Class A common stock (1)	2,159,375	—	2,159,375	—
Restricted stock units that settle into Class A common stock	8,914,048	12,218,182	8,914,048	12,218,182
Stock options to purchase Class A common stock	8,913,334	10,285,653	8,913,334	10,285,653
Stock options to purchase Class B common stock	696,924	736,147	696,924	736,147
Total	20,683,681	23,239,982	20,683,681	23,239,982
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
We did not repurchase any shares during the nine months ended May 3, 2025, or April 27, 2024. As of May 3, 2025, $120.0 million remained available under the 2022 Repurchase Program authorization. Repurchases under the 2022 Repurchase Program during any given fiscal period will reduce the number of weighted-average common shares outstanding for the respective period.

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
During the three months ended November 2, 2024, we recorded $0.4 million related to the continued impact of our revised compensation model for Stylists, primarily consisting of severance and employee-related benefits. No additional charges related to this action were recorded during the three month periods ended February 1, 2025 nor May 3, 2025. In furtherance of and as an expansion of the 2022 Restructuring Plan, in October 2024, we implemented an additional organizational realignment which further eliminated certain corporate positions. During the three months ended November 2, 2024, and February 1, 2025, we recorded $0.6 million and $0.2 million, respectively, related to this action, primarily consisting of severance and employee-related benefits. No additional charges related to this action were recorded during the three months ended May 3, 2025.
The components of total restructuring charges were as follows:

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	May 3, 2025	April 27, 2024	May 3, 2025	April 27, 2024
Cash restructuring charges:
Severance and employee-related benefits	$—	$2,834	$1,163	$9,123
Other	—	499	58	2,304
Non-cash restructuring charges:
Accelerated depreciation	—	1,493	—	8,830
Other	—	—	—	913
Total restructuring (1)	$—	$4,826	$1,221	$21,170
(1) Recorded in selling, general, and administrative expenses on the condensed consolidated statements of operations and comprehensive loss.

The following table provides the changes in the Company’s restructuring related liabilities, which are included within accounts payable and accrued liabilities on the condensed consolidated balance sheets:

(in thousands)	Severance and Employee Related Benefits and Other
Balance at August 3, 2024	$3,260
Charges incurred	1,221
Cash payments	(4,481)
Balance at May 3, 2025	$—
As of May 3, 2025, we do not expect any additional cash restructuring charges related to the 2022 Restructuring Plan.

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
The following table summarizes the major classes of assets and liabilities of discontinued operations, if any, which are summarized separately in the condensed consolidated balance sheets:

(in thousands)	May 3, 2025	August 3, 2024
Accrued liabilities	$—	$502
Current liabilities, discontinued operations	—	502
Total liabilities, discontinued operations	$—	$502
The key components of loss from discontinued operations were as follows:

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	May 3, 2025	April 27, 2024	May 3, 2025	April 27, 2024
Revenue, net	$—	$—	$—	$9,382
Cost of goods sold	—	(482)	—	6,792
Gross profit	—	482	—	2,590
Selling, general, and administrative expenses	—	(110)	47	11,525
Operating profit (loss)	—	592	(47)	(8,935)
Interest income	—	—	—	187
Other income (expense), net (1)	3	299	(6)	(284)
Income (loss) before income taxes	3	891	(53)	(9,032)
Provision (benefit) for income taxes	—	202	(157)	166
Income (loss) from discontinued operations, net of income taxes	$3	$689	$104	$(9,198)
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
Financial Overview
For the three and nine months ended May 3, 2025, we reported $325.0 million and $955.9 million in net revenue, respectively, representing a year-over-year increase of 0.7% and decrease of 6.1%, respectively, compared to the three and nine months ended April 27, 2024. As of May 3, 2025, and April 27, 2024, we had approximately 2,353,000 and 2,633,000 active clients, respectively, representing a year-over-year decline of 10.6%.
Although we experienced an increase in net revenue year-over-year for the three months ended May 3, 2025, we experienced a decline in net revenue year-over-year for the nine months ended May 3, 2025, primarily due to our challenges in acquiring and retaining active clients. We expect these challenges in acquiring and retaining active clients to continue having a negative compounding effect on net revenue throughout fiscal 2025. We remain focused on retaining current clients, improving the conversion of new clients, and enhancing our overall client experience for new and existing clients. Refer to the section titled “Results of Operations—Key Financial and Operating Metrics” for information on how we define and calculate active clients.
Net loss from continuing operations for the three and nine months ended May 3, 2025, was $7.4 million and $20.3 million, respectively, compared to a net loss from continuing operations of $22.0 million and $83.1 million for the three and nine months ended April 27, 2024, respectively.
For more information on the components of net loss from continuing operations for the three and nine months ended May 3, 2025, refer to the section titled “Results of Operations” below.
Restructuring
During the six months ended February 1, 2025, in furtherance of and as an expansion of the restructuring plan announced in June 2022 (the “2022 Restructuring Plan”), we recorded $1.2 million of additional restructuring charges, respectively. No additional charges were recorded during the three months ended May 3, 2025, As of May 3, 2025, we do not expect any additional cash restructuring charges related to the 2022 Restructuring Plan.
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

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	May 3, 2025	April 27, 2024	May 3, 2025	April 27, 2024
Net loss from continuing operations	$(7,381)	$(22,017)	$(20,267)	$(83,144)
Add (deduct):
Interest income	(2,627)	(3,002)	(8,222)	(7,923)
Other (income) expense, net	59	9	210	(980)
Provision for income taxes	241	170	580	508
Depreciation and amortization (1)	6,860	8,443	21,360	27,283
Stock-based compensation expense	13,727	18,944	43,658	59,911
Restructuring and other one-time costs (2)	134	4,134	3,107	24,103
Adjusted EBITDA	$11,013	$6,681	$40,426	$19,758
(1) For the three and nine months ended April 27, 2024, depreciation and amortization excluded $1.6 million and $9.2 million, respectively, reflected as restructuring charges within restructuring and other one-time costs.
(2) Restructuring and other one-time costs includes restructuring charges as described in Note 11, “Restructuring” in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1, and, for the three and nine months ended May 3, 2025, also includes $0.1 million and $1.9 million, respectively, in one-time bonuses for certain continuing employees. For the nine months ended April 27, 2024, other one-time costs were comprised of $2.9 million in one-time professional services fees.
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

	For the Nine Months Ended
(in thousands)	May 3, 2025	April 27, 2024
Free Cash Flow reconciliation:
Net cash provided by operating activities from continuing operations	$18,572	$20,007
Deduct:
Purchases of property and equipment	(12,065)	(10,259)
Free Cash Flow	$6,507	$9,748
Net cash used in investing activities from continuing operations	$(59,689)	$(39,549)
Net cash used in financing activities from continuing operations	$(12,432)	$(11,817)
Operating Metrics

	May 3, 2025	February 1, 2025	November 2, 2024	August 3, 2024	April 27, 2024
Active clients (in thousands)	2,353	2,371	2,434	2,508	2,633
Net Revenue per Active Client	$542	$537	$531	$533	$525
Active Clients
We believe that the number of active clients is a key indicator of the overall health of our business. We define an active client as a client who checked out a Fix or was shipped an item via Freestyle in the preceding 52 weeks, measured as of the last day of that period. Clients check out a Fix when they indicate what items they are keeping through our mobile application or on our website. We consider each Women’s, Men’s, or Kids account as a client, even if they share the same household. We had approximately 2,353,000 and 2,633,000 active clients as of May 3, 2025, and April 27, 2024, respectively, representing a year-over-year decrease of 10.6%. The decrease in active clients is due to dormant clients outpacing new client additions during the year, which we largely attribute to client conversion and retention challenges.

Net Revenue per Active Client
We believe that net revenue per active client is an indicator of client engagement and satisfaction. We calculate net revenue per active client based on net revenue over the preceding four fiscal quarters divided by the number of active clients measured as of the last day of the period. Net revenue per active client was $542 and $525 as of May 3, 2025, and April 27, 2024, respectively, or a year-over-year increase of 3.2%.
Factors Affecting Our Performance
Macroeconomic Environment
Our business and operating results are subject to national and global economic conditions and their impact on consumer discretionary spending. As the macroeconomic environment is experiencing inflation, recessionary concerns, and general uncertainty regarding trade policies, including tariffs and other restrictions, and the overall future political and economic environment, we cannot predict whether or when such circumstances may improve or worsen. However, we anticipate that broader macroeconomic uncertainty and market conditions will put increased pressure on consumer discretionary spending in fiscal 2026, which may negatively impact our business.
Inventory Management
We leverage our data science to buy and manage our inventory, including merchandise assortment and fulfillment center optimization. Because our merchandise assortment directly correlates to client success, we may at times optimize our inventory to prioritize long-term client success over short-term gross margin impact. To ensure sufficient availability of merchandise, we generally enter into purchase orders well in advance and frequently before apparel trends are confirmed by client purchases. As a result, we are vulnerable to demand and pricing shifts, including due to tariffs, and availability of merchandise at the time of purchase. We incur inventory write-offs and changes in inventory reserves that impact our gross margins. Moreover, our inventory investments will fluctuate with the needs of our business.
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
Marketing expense is recorded in selling, general, and administrative expenses in the condensed consolidated statements of operations and comprehensive loss. The largest component of our marketing expense is advertising, which was $33.2 million and $87.7 million for the three and nine months ended May 3, 2025, respectively, and $28.6 million and $82.5 million for the three and nine months ended and April 27, 2024, respectively. We will continue to be methodical about our approach when we are making advertising decisions, and may adjust our spending up or down based on performance.
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
Cost of Goods Sold
Cost of goods sold consists of the costs of merchandise, expenses for inbound freight and shipping to and from clients, inventory write-offs and changes in our inventory reserve, payment processing fees, and packaging materials costs, offset by the recoverable cost of merchandise estimated to be returned. We expect our cost of goods sold to increase in fiscal 2026 if tariffs are sustained at heightened levels. We also expect fluctuations in our cost of goods sold as a percentage of revenue primarily due to how we manage our inventory and merchandise mix. Our classification of cost of goods sold may vary from other companies in our industry and may not be comparable.
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

Results of Operations
The following table summarizes our financial results from continuing operations:

	For the Three Months Ended		%	For the Nine Months Ended		%
(in thousands)	May 3, 2025	April 27, 2024	Change	May 3, 2025	April 27, 2024	Change
Revenue, net	$325,016	$322,731	0.7%	$955,944	$1,017,918	(6.1)%
Cost of goods sold	181,458	175,753	3.2%	528,720	568,357	(7.0)%
Gross profit	143,558	146,978	(2.3)%	427,224	449,561	(5.0)%
Selling, general, and administrative expenses	153,266	171,818	(10.8)%	454,923	541,100	(15.9)%
Operating loss	(9,708)	(24,840)	(60.9)%	(27,699)	(91,539)	(69.7)%
Interest income	2,627	3,002	(12.5)%	8,222	7,923	3.8%
Other income (expense), net	(59)	(9)	555.6%	(210)	980	(121.4)%
Loss before income taxes	(7,140)	(21,847)	(67.3)%	(19,687)	(82,636)	(76.2)%
Provision for income taxes	241	170	41.8%	580	508	14.2%
Net loss from continuing operations	$(7,381)	$(22,017)	(66.5)%	$(20,267)	$(83,144)	(75.6)%
 The components of our results from continuing operations as a percentage of revenue were as follows:

	For the Three Months Ended		For the Nine Months Ended
	May 3, 2025	April 27, 2024	May 3, 2025	April 27, 2024
Revenue, net	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	55.8%	54.5%	55.3%	55.8%
Gross margin	44.2%	45.5%	44.7%	44.2%
Selling, general, and administrative expenses	47.2%	53.2%	47.6%	53.2%
Operating loss	(3.0)%	(7.7)%	(2.9)%	(9.0)%
Interest income	0.8%	0.9%	0.9%	0.8%
Other income (expense), net	—%	—%	—%	0.1%
Loss before income taxes	(2.2)%	(6.8)%	(2.1)%	(8.1)%
Provision for income taxes	0.1%	0.1%	0.1%	—%
Net loss from continuing operations	(2.3)%	(6.8)%	(2.1)%	(8.2)%
Note: Due to rounding, percentages in this table may not sum to totals.
Revenue and Gross Margin
During the three months ended May 3, 2025, revenue increased by $2.3 million, or 0.7%, compared to the prior year period, primarily due to an improvement in net revenue per active client, which was driven by higher average order values. The increase during the period was partially offset by a decrease in active clients from April 27, 2024 to May 3, 2025. During the nine months ended May 3, 2025, revenue decreased by $62.0 million, or 6.1%, compared to the prior year period, primarily due to a 10.6% decrease in active clients from April 27, 2024 to May 3, 2025, which led to a decrease in sales of merchandise. Partially offsetting the revenue decline during the nine months ended May 3, 2025, was an improvement in net revenue per active client, which was driven by higher average order values.
Gross margin for the three and nine months ended May 3, 2025, decreased by 130 and increased by 50 basis points, respectively, compared to the prior year period. The decrease in gross margin for the three months ended May 3, 2025 was primarily driven by lower product margins. The increase in gross margin for the nine months ended May 3, 2025 was primarily driven by higher average order values and transportation leverage as our carrier mix yielded more favorable year-over-year rates.
Selling, General, and Administrative Expenses
SG&A decreased by $18.6 million and $86.2 million for the three and nine months ended May 3, 2025, respectively, compared to the three and nine months ended April 27, 2024. The year-over-year decrease for both periods was primarily driven by lower compensation and benefits expense including lower stock-based compensation expense, lower depreciation and amortization expense, and lower facilities costs, largely driven by our restructuring actions, partially offset by higher advertising spend.

SG&A as a percentage of revenue decreased to 47.2% and 47.6% for the three and nine months ended May 3, 2025, respectively, compared with 53.2% for both the three and nine months ended April 27, 2024. The decrease for both periods was primarily driven by lower compensation and benefits expense including lower stock-based compensation expense, lower depreciation and amortization expense, and lower facilities costs, largely driven by our restructuring actions, as a percentage of revenue, partially offset by higher advertising spend as a percentage of revenue.
Provision for Income Taxes
The following table summarizes our effective tax rate from loss from continuing operations for the periods presented:

	For the Three Months Ended		For the Nine Months Ended
(in thousands, except percentages)	May 3, 2025	April 27, 2024	May 3, 2025	April 27, 2024
Loss from continuing operations before income taxes	$(7,140)	$(21,847)	$(19,687)	$(82,636)
Provision for income taxes	241	170	580	508
Effective tax rate	(3.4)%	(0.8)%	(2.9)%	(0.6)%
Our continuing operations are subject to income taxes in the United States. Our effective tax rate for the three and nine months ended May 3, 2025, differs from the federal statutory income tax rate primarily due to the full valuation allowance recorded on our net federal and state deferred tax assets. The tax provision for the three and nine months ended May 3, 2025, is primarily comprised of state taxes.
Our effective tax rate for the three and nine months ended April 27, 2024, differed from the federal statutory income tax rate primarily due to the full valuation allowance recorded on our net federal and state deferred tax assets. The tax provision for the three and nine months ended April 27, 2024, is primarily comprised of state taxes.
Liquidity and Capital Resources
Sources of Liquidity
Our principal sources of liquidity are our cash, cash equivalents, investments, cash flows from continuing operations, and borrowing capacity under our credit facility. As of May 3, 2025, we had $108.9 million of cash and cash equivalents attributable to continuing operations, and $133.2 million of investments. As of May 3, 2025, we had repatriated our remaining cash held outside of the U.S. in the UK.
Credit Facility
On December 4, 2023, we entered into a first lien credit agreement with Citibank, N.A., as agent and lender, which provides for a $50.0 million revolving credit facility maturing on December 4, 2026 (the “2023 Credit Facility”). The 2023 Credit Facility includes a sub-facility that provides for the issuance of letters of credit in an amount of up to $30.0 million. Availability of the 2023 Credit Facility is based upon a borrowing base formula and periodic borrowing base certifications valuing certain of our accounts receivable, credit card receivables, and inventory as reduced by certain reserves, if any. Our borrowing availability based on balances as of May 3, 2025, was $50.0 million, and our excess availability was $31.3 million as a result of outstanding letters of credit, and no outstanding borrowing.
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

The repurchase program may be modified, suspended, or terminated at any time. During the three and nine months ended May 3, 2025, and April 27, 2024, the Company made no repurchases of Class A common stock. As of May 3, 2025, the Company had repurchased an aggregate 2,302,141 shares of Class A common stock for $30.0 million, and $120.0 million remained available under the 2022 Repurchase Program authorization.
Cash Flows
The following table summarizes our cash flows for the periods indicated below:

	For the Nine Months Ended
(in thousands)	May 3, 2025	April 27, 2024
Net cash provided by operating activities from continuing operations	$18,572	$20,007
Net cash used in investing activities from continuing operations	(59,689)	(39,549)
Net cash used in financing activities from continuing operations	(12,432)	(11,817)
Net decrease in cash and cash equivalents from continuing operations	$(53,549)	$(31,359)
Cash Used in Operating Activities from Continuing Operations
During the nine months ended May 3, 2025, cash provided by operating activities from continuing operations was $18.6 million, which consisted of a net loss from continuing operations of $20.3 million, adjusted by non-cash charges of $66.7 million and a $27.8 million change in net operating assets and liabilities. The non-cash charges were primarily driven by $43.7 million of stock-based compensation expense and $20.0 million of depreciation, amortization, and accretion. The change in net operating assets and liabilities was primarily due to a $19.5 million increase in gross inventory balances due to higher inventory receipts.
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
Cash Provided by (Used in) Investing Activities from Continuing Operations
During the nine months ended May 3, 2025, cash used in investing activities from continuing operations was $59.7 million. This was primarily due to purchases of securities available-for-sale of $164.1 million and purchases of property and equipment of $12.1 million, partially offset by sales and maturities of available-for-sale securities of $116.5 million.
During the nine months ended April 27, 2024, cash used in investing activities from continuing operations was $39.5 million. This was primarily due to purchases of securities available-for-sale of $47.9 million and purchases of property and equipment of $10.3 million, partially offset by the maturities of available-for-sale securities of $18.3 million.
Cash Used in Financing Activities from Continuing Operations
During the nine months ended May 3, 2025, cash used in financing activities from continuing operations was $12.4 million primarily due to payments for tax withholding related to vesting of restricted stock units.
During the nine months ended April 27, 2024, cash used in financing activities from continuing operations was $11.8 million, primarily due to payments for tax withholding related to vesting of restricted stock units.
Contractual Obligations and Other Commitments
During the three months ended May 3, 2025, there were no material changes to our contractual obligations and other commitments from those disclosed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Annual Report on Form 10-K.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the three months ended May 3, 2025, there were no material changes in market risk from the information presented in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our 2024 Annual Report on Form 10-K.
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
Changes in Internal Control Over Financial Reporting
During the three months ended May 3, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Risks Relating to Our Business
•We have in the past been and may in the future be unable to retain clients or maintain a high level of engagement with our clients and maintain or increase their spending with us, which has and could continue to harm our business, financial condition, or operating results.
•Our growth depends on attracting new clients.
•Risks associated with the sourcing and pricing of merchandise and raw materials, including those related to tariffs and shifting trade policies, could adversely affect our business.
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
•We may not be able to continue to return to or maintain revenue growth and we may not be profitable in the future.
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
Risks Relating to Taxes
•Changes in and uncertainty regarding U.S. tax or tariff policy regarding goods produced in other countries could adversely affect our business.
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
•The dual class structure of our common stock concentrates voting control with certain significant shareholders, including our current and former directors, executive officers, and their affiliates, and may depress the trading price of our Class A common stock.
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
Risks Relating to Our Business
We have in the past been and may in the future be unable to retain clients or maintain a high level of engagement with our clients and maintain or increase their spending with us, which has and could continue to harm our business, financial condition, or operating results.
If our existing clients no longer find our service and merchandise appealing or appropriately priced, they may make fewer purchases or may stop using Stitch Fix altogether. Even if our existing clients continue to find our service and merchandise appealing, they may decide to receive fewer Fixes or purchase fewer items from their Fixes or through Freestyle as their demand for new apparel declines, due to macroeconomic conditions, or for other reasons. A high proportion of our revenue comes from repeat purchases by existing clients, especially those existing clients who are highly engaged and purchase a significant amount of merchandise from us. If clients who receive Fixes most frequently or purchase a significant amount of merchandise from us make fewer or lower priced purchases or stop using our service altogether, our financial results will be negatively affected. For instance, as of the end of fiscal 2023, fiscal 2024, and the third quarter of fiscal 2025, our number of active clients decreased compared to the prior year period due to our inability to attract new clients and retain existing clients. This negatively affected our revenue for these periods and is expected to continue to affect our revenue.
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
Our success depends on our ability to attract new clients in a cost-effective manner. To expand our client base, we must appeal to and acquire clients who have historically used other means to purchase apparel, shoes, and accessories, such as traditional brick-and-mortar retailers or other online retailers. We currently utilize both digital and offline channels to attract new visitors to our website or mobile app and convert them into clients. At any given time, our marketing and advertising efforts may include, client referrals, social media marketing, keyword search campaigns, affiliate programs, partnerships, campaigns with celebrities and influencers, display advertising, television, radio, video, content, direct mail, email, mobile “push” communications, SMS, and search engine optimization. Our marketing expenses have varied from period to period, and we expect this trend to continue as we evolve our marketing strategies and employ a disciplined approach to marketing spend. We cannot be certain that increases in marketing spend will yield more clients, achieve meaningful payback on our investments, or be cost effective. We may also adjust our marketing strategy or decrease spend within a period if we are not achieving the intended results or if we believe the return-on-investment is not favorable, which may result in faster or slower rates of active client growth in any given period.
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

Risks associated with the sourcing and pricing of merchandise and raw materials, including those related to tariffs and shifting trade policies, could adversely impact our business.
We currently source nearly all of the merchandise that we offer from third-party vendors, many of whom use manufacturers in the same geographic region, with the majority of manufacturing in China, and as a result we are subject to price increases or fluctuations, inflationary pressures, tariffs, demand disruptions, increased shipping or freight costs, or shipping delays in connection with our merchandise. Increased shipping or freight costs or shipping and freight delays could be caused or exacerbated by labor disputes, shortages, or strikes, inclement weather, fire, flood, power loss, earthquakes, public health crises such as a pandemic, acts of war or terrorism, and periods of high e-commerce volume. Our operating results have been negatively impacted by increases in the cost of our merchandise, and costs may rise further.
Recent trade policies and uncertainty related thereto, including with respect to tariffs and other restrictions, particularly with respect to China in addition to other countries from which we source our merchandise and raw materials, have created a dynamic and unpredictable trade landscape, which has and may continue to adversely impact our business and operations. For example, goods imported from China have been subject to baseline and reciprocal tariffs ranging from 10% prior to April 2, 2025, to a high of 145% on April 9, 2025, to 30% as of May 14, 2025. Certain of these tariffs are subject to legal and other challenges, the outcome of which could further change the tariff rate, including with respect to China. Tariffs and international trade arrangements will continue to change, potentially without warning and to an extent or duration that is difficult to predict. Changing tariff rates and shifting trade policies have created significant uncertainty for vendors, consumers, and us. If tariffs from countries from which we source products are sustained at heightened levels, it will increase our merchandise costs, may result in increased prices for our clients, may negatively impact consumer demand for our products and services, or otherwise negatively impact our operating results. We may not be able to forecast such impacts accurately. Further, our efforts to mitigate any impacts of tariffs, which include diversifying the countries of origin for our inventory, will be time-consuming and costly, and may not be effective.
The fabrics used by our vendors are made of raw materials including, but not limited to, petroleum-based products, linen, and cotton. Significant price increases or fluctuations, trade policies, including tariffs and trade restrictions, currency volatility or fluctuation, shortages, increases in shipping or freight costs, or shipping delays of petroleum, cotton, linen, or other raw materials could significantly increase our cost of goods sold or affect our operating results. Additionally, we have limited visibility into delays and limited control over shipping. We have also experienced increased costs of goods due to increases in the price of raw materials, inflationary pressures, rising fuel and other energy costs, and currency volatility. Any additional price increases will affect our operating results.
Other factors such as natural disasters have in the past increased raw material costs, impacted pricing with certain of our vendors, and caused shipping delays for certain of our merchandise. Also, the U.S. government’s ban on cotton imported from the Xinjiang region of China, the source of a large portion of the world’s cotton supply, has and may further impact prices and the availability of cotton for our merchandise. Additionally, our products and materials (including potentially non-cotton materials) could be held for inspection by the United States Customs Border Protection (the “U.S. CBP”), which would cause delays and unexpectedly affect our inventory levels. In addition, the labor costs to produce our products have and may continue to fluctuate. In the event of a significant disruption in the supply of fabrics or raw materials used in the manufacture of the merchandise we offer, our vendors might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price. Any delays, interruption, damage to, or increased costs in raw materials or the manufacture of the merchandise we offer could result in higher prices to acquire the merchandise, or non-delivery of merchandise altogether, and could adversely affect our operating results.
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
Our inventory levels also may be affected by product launch delays, consumer demand fluctuations due to macroeconomic factors, uncertainty or otherwise, disruptions in our systems due to upgrades, launches or otherwise, freight delays, vendor relationships, capacity constraints, and our inability to predict demand with respect to categories or products. For example, freight delays caused by lockdowns due to COVID-19, port closures, port congestion, and shipping container and ship shortages have caused us to experience delays in receiving inventory. Freight delays caused by these issues or new issues, including labor disruptions or shortages, or surges in cargo shipments in response to changing trade policy, may affect us in future quarters. Also, in the past we experienced challenges managing our inventory within the fulfillment centers given storage capacity constraints and challenges hiring fulfillment center employees. Any future such challenges could affect the amount and types of inventory we have available to offer to clients, and therefore negatively affect our operating results.
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
We may not be able to continue to return to and maintain revenue growth and we may not be profitable in the future.
Our past revenue growth and profitability should not be considered indicative of our future performance. Our revenue decreased by 16.0% in fiscal 2024 compared to fiscal 2023, decreased by 21.1% in fiscal 2023 compared to fiscal 2022, and decreased by 2.2% in fiscal 2022 compared to fiscal 2021. Our net revenue increased 0.7% year-over-year in Q3 of fiscal 2025. There is no guarantee that we will continue to return to revenue growth or maintain such growth. Our revenue may decline in future periods due to a number of factors, which may include our inability to attract and retain clients, general economic conditions, including a recession or decreased discretionary consumer spending, decreases in marketing spend, a decreased demand for our merchandise and service, increased competition, decreases in the growth rate of our overall market, or our failure to capitalize on growth opportunities.
We announced a restructuring plan in June 2022, which we expanded throughout fiscal 2023, fiscal 2024, and the current fiscal 2025, intended to reduce our future fixed and variable operating costs. While we have realized some cost savings from the restructuring plan, our efforts may not adequately reduce expenses or impact our results as we anticipate. Moreover, our expenses may increase, particularly if we develop and introduce new merchandise offerings, including the re-imagination of our client experience, need to hire and retain personnel, or increase investment in our marketing initiatives. We may not always pursue short-term profits but are often focused on long-term growth, which may impact our short-term financial results. If our revenue does not increase to offset increases in our operating expenses, we may not be profitable in future periods.
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
As of May 3, 2025, approximately 1,780 of our employees were Stylists. In January 2024, we moved to a part-time only Stylist model, and all of our Stylists now work on a part-time basis and are paid hourly. The Stylists track and report the time they spend working for us. These employees are classified as nonexempt under federal and state law. If we fail to effectively manage our Stylists, including by ensuring accurate tracking and reporting of their hours worked and proper processing of their hourly wages, then we may face claims alleging violations of wage and hour employment laws, including, without limitation, claims of back wages, unpaid overtime pay, and missed meal and rest periods. Any such employee litigation could be attempted on a class or representative basis, or other form of multi-plaintiff litigation. For example, in August 2020, a representative action under California’s Private Attorneys General Act was filed against us alleging various violations of California’s wage and hour laws relating to our current and former non-exempt Stylist employees. While we were able to settle this matter, and we no longer employ Stylists in California, future litigation concerning our styling employees could be expensive and time-consuming regardless of whether the claims against us are valid or whether we are ultimately determined to be liable, and could divert management’s attention from our business. We could also be adversely affected by negative publicity, litigation costs resulting from the defense of these claims, and the diversion of time and resources from our operations.
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
We lease our Company headquarters in San Francisco and four fulfillment centers. The original terms of our leases are between 6 and 12.5 years. We currently sub-lease a fulfillment center in Salt Lake City, Utah, to multiple sub-tenants. We have entered into sub-leases for portions of our San Francisco headquarters space and may decide to sub-lease additional portions of our San Francisco headquarters and other fulfillment centers. If we are unable to sub-lease additional space in our Company headquarters or other leased space on favorable terms, or at all, it will affect our cash flow and may affect our results of operations. Additionally, if our sub-tenants fail to make lease payments or otherwise default on their obligations to us, we could incur unanticipated payment obligations which could affect our free cash flow and other results of operations.
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

Risks Relating to our Industry, the Market, and the Economy
We rely on consumer discretionary spending and may be adversely affected by economic downturns, inflation, economic uncertainty, and other macroeconomic conditions or trends.
Our business and operating results are subject to national and global economic conditions and their impact on consumer discretionary spending. Some of the factors that may negatively influence consumer spending include high levels of unemployment; higher consumer debt levels; reductions in net worth and declines in asset values; macroeconomic uncertainty; increased inflationary pressures; recessionary concerns; home foreclosures and reductions in home values; fluctuating interest rates, and credit availability; rising fuel and other energy costs; rising commodity prices; and general uncertainty regarding the overall future political and economic environment. We have experienced many of these factors, including current inflationary pressures, which may be increasing due to tariffs on imports into the U.S., and have experienced negative impacts on client demand and discretionary spending as a result. Consumer purchases of discretionary items, including the merchandise that we offer, generally decline during recessionary periods or periods of economic uncertainty, when disposable income is reduced or when there is a reduction in consumer confidence. Furthermore, economic conditions in certain regions may also be affected by natural disasters, such as hurricanes, tropical storms, earthquakes, and wildfires; public health crises; and other major unforeseen events.
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
Furthermore, U.S. import regulations prohibit the entry of certain goods produced by entities on government-created lists or from sanctioned areas, including China’s Xinjiang Uyghur Autonomous Region (the “XUAR”). Although we do not intentionally source any products or materials from the XUAR (either directly or indirectly through our suppliers) and strive to ensure that our vendors comply with applicable laws, we do not have the ability to completely map our product supply chain, and we could be subject to penalties, fines or sanctions if any of the vendors from which we purchase goods is found to have dealings, directly or indirectly, with sanctioned entities. Even if we were not subject to penalties, fines or sanctions, if products we source are linked in any way to sanctioned regions or entities, our reputation could be damaged.
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
Risks Relating to Taxes
Changes in U.S. tax or tariff policy regarding goods produced in other countries could adversely affect our business.
A predominant portion of the goods we sell is originally manufactured in countries other than the United States, with the majority coming from China. Tariffs and other protectionist trade measures could adversely affect our business, including disruption and cost increases in our established patterns for sourcing our merchandise and increased uncertainties in planning our sourcing strategies and forecasting our margins. Recent trade policies and uncertainty related thereto, including with respect to tariffs and other restrictions, particularly with respect to China in addition to other countries from which we source our merchandise and raw materials, have created a dynamic and unpredictable trade landscape, which has and may continue to adversely impact our business and operations. For example, goods imported from China have been subject to baseline and reciprocal tariffs ranging from 10% prior to April 2, 2025, to a high of 145% on April 9, 2025, to 30% as of May 14, 2025. Certain of these tariffs are subject to legal and other challenges, the outcome of which could further change the tariff rate, including with respect to China. Tariffs and international trade arrangements will continue to change, potentially without warning and to an extent or duration that is difficult to predict. Changing tariff rates and shifting trade policies have created significant uncertainty for vendors, consumers, and us. If tariffs from countries from which we source products are sustained at heightened levels, it will increase our merchandise costs, may result in increased prices for our clients, may negatively impact consumer demand for our products and services, or otherwise negatively impact our operating results. We may not be able to forecast such impacts accurately. Although we continue to work with our vendors to mitigate our exposure to current or potential tariffs, there can be no assurance that we will be able to offset any increased costs. Other changes in U.S. tariffs, quotas, trade relationships, or tax provisions could also reduce the supply of goods available to us or increase our cost of goods. Although such changes would have implications across the entire industry, we may fail to effectively adapt to and manage the adjustments in strategy that would be necessary in response to those changes. In addition to the general uncertainty and overall risk from potential changes in U.S. laws and policies, as we make business decisions in the face of such uncertainty, we may incorrectly anticipate the outcomes, miss out on business opportunities, or fail to effectively adapt our business strategies and manage the adjustments that are necessary in response to those changes. These risks could adversely affect our revenues, reduce our profitability, and negatively impact our business.
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
In addition, extreme price and volume fluctuations in the stock markets have affected and continue to affect many eCommerce and other technology companies’ stock prices, including ours. Often, our stock price and that of many eCommerce and technology companies have fluctuated in ways unrelated or disproportionate to the companies’ operating performance. In the past, stockholders have filed securities class action litigation following periods of market volatility. For example, beginning in October 2018, we and certain of our directors and officers were sued in putative class action and derivative lawsuits alleging violations of the federal securities laws for allegedly making materially false and misleading statements (the “Securities Class Action”). And on August 26, 2022, a class action lawsuit alleging violations of federal securities laws was filed by certain of our stockholders naming as defendants us, certain of our officers and directors for allegedly making materially false and misleading statements regarding our Freestyle offering. In addition, on March 17, 2023 and May 24, 2024, derivative actions were filed by certain of our stockholders against certain of our former directors based on the same factual allegations underlying the Securities Class Action. We may be the target of additional litigation of this type in the future as well. Such securities litigation could subject us to substantial costs, divert resources and the attention of management from our business, and seriously harm our business.
Moreover, because of these price fluctuations, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or operating results fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our Class A common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated revenue or earnings forecasts that we may provide.
We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance long-term stockholder value. Share repurchases could also increase the volatility of the trading price of our stock and could diminish our cash reserves.
In January 2022, our Board of Directors authorized a share repurchase program to repurchase up to $150.0 million of our outstanding Class A common stock, with no expiration date. During fiscal 2024 and the three and nine months ended May 3, 2025, we did not repurchase any shares of our common stock, and we had $120.0 million remaining in share repurchase capacity as of May 3, 2025. Although our Board of Directors has authorized this repurchase program, the program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The actual timing and amount of repurchases remain subject to a variety of factors, including stock price, trading volume, market conditions and other general business considerations. In addition, the terms of our first lien credit agreement with Citibank, N.A., as agent and lender (“the 2023 Credit Facility”), impose limitations on our ability to repurchase shares. The share repurchase program may be modified, suspended, or terminated at any time, and we cannot guarantee that the program will be fully consummated or that it will enhance long-term stockholder value. The program could affect the trading price of our stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our stock. In addition, this program could diminish our cash and cash equivalents and marketable securities.
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

The dual class structure of our common stock concentrates voting control with certain significant shareholders, including our current and former directors, executive officers, and their affiliates, and may depress the trading price of our Class A common stock.
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As a result, the holders of our Class B common stock, including certain of our current and former directors, executive officers, and their affiliates, are able to exercise considerable influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stock holdings represent less than 50% of the outstanding shares of our capital stock. As of June 6, 2025, 16,618,487 of our 130,486,593 shares outstanding were held by our directors, executive officers, and their affiliates, and 11,905,914 of such shares held by our directors, executive officers, and their affiliates were shares of Class B common stock. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests. This control may adversely affect the market price of our Class A common stock and some stock indices may not allow public companies utilizing dual or multi-class capital structures to be included in their indices.
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
In addition, we may encounter difficulties in the timely and accurate reporting of our financial results, which would impact our ability to provide our investors with information in a timely manner. Should we encounter such difficulties, our investors could lose confidence in the reliability of our reported financial information and trading price of our Class A common stock could be negatively impacted.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
(a) None.
(b) None.
(c) During the fiscal quarter ended May 3, 2025, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated certain contracts, instructions, or written plans for the purchase or sale of the Company’s securities set forth in the table below:

			Type of Trading Arrangement
Name and Title	Action	Adoption/Termination Date	Rule 10b5-1 (1)	Non-Rule 10b5-1 (2)	Total Shares of Class A Common Stock (3)	Total Shares of Class B Common Stock (3)	Expiration Date (4)
Anthony Bacos, Chief Product and Technology Officer	Adopted	03/13/2025	X		360,000	—	03/31/2026
(1) Contract, instruction, or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
(2) “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K under the Exchange Act.
(3) The number of shares of common stock reflects the maximum aggregate number of shares that could be sold, or, in the case of a terminated arrangement, could have been sold, under the trading arrangement. For the adopted plans, the actual number of shares to be sold is based on a formula set forth in the plan and is not currently determinable.
(4) The plan expires on the date shown, or upon the earlier completion of all authorized transactions under the plans.

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

Stitch Fix, Inc.
Date:	June 11, 2025	By:	/s/ David Aufderhaar
David Aufderhaar
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)