Form 10-K
period 2025-08-02
Stitch Fix, Inc.
filed 2025-09-25
CIK 1576942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 2, 2025
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

As of January 31, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting Class A common stock and Class B common stock held by non-affiliates of the registrant was approximately $508,798,833 and $20,513,199, respectively, based on a closing price of $4.71 per share of the registrant’s Class A common stock as reported on The Nasdaq Global Market.

As of September 19, 2025, the number of outstanding shares of the registrant’s Class A common stock, par value $0.00002 per share, was 118,557,927, and the number of outstanding shares of the registrant’s Class B common stock, par value $0.00002 per share, was 15,553,053.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report contains forward-looking statements that involve risks, uncertainties, and assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Annual Report that are not purely historical, including without limitation statements regarding our projected financial position and results, business strategy, plans, and objectives of our management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management, which are in turn based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties, and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” included under Part I, Item 1A below. Furthermore, such forward-looking statements speak only as of the date of this Annual Report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
STITCH FIX, INC. | 2025 FORM 10-K | 1

PART I

ITEM 1.	BUSINESS.
OVERVIEW
Stitch Fix is the leading online personal styling service that helps people discover the styles they will love that fit perfectly so they always look - and feel - their best.
In 2011, Stitch Fix, Inc. (“we,” “our,” “us,” “the Company,” or “Stitch Fix”) introduced an innovative approach to shopping for clothing and accessories. We were inspired by the opportunity to create a client-first styling experience, offering an alternative to impersonal, time-consuming and inconvenient traditional shopping.
Since inception, our business has been grounded in our commitment to developing and fostering client relationships and making people happier and more confident in what they wear. We help our clients discover and define their style. We reduce their anxiety and stress when getting ready in the morning. And, we give them time back in their lives to invest in themselves.
We do this through our unique business model that pairs expert Stylists with best-in-class artificial intelligence (“AI”) and recommendation algorithms. It is this combination that enables us to help people discover the styles they will love without having to spend hours browsing stores or sifting through endless choices online.
Clients primarily engage with us by (1) receiving a curated shipment of items informed by our algorithms and chosen by a Stitch Fix Stylist (a “Fix”); or (2) purchasing directly from our website or mobile app based on an individualized assortment of outfit and item recommendations (“Freestyle”). Clients choose to schedule regular shipments or order a Fix on demand. Then, after receiving a Fix, they can purchase the items they want to keep and return the other items, if any.
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
At Stitch Fix, we build trusted and long-term relationships. We have delivered over 100 million Fixes, and, as of August 2, 2025, we had approximately 2,309,000 active clients. Refer to the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Financial and Operating Metrics” for information on how we define and calculate active clients.
HOW IT WORKS
When clients first sign up for Stitch Fix, they fill out an onboarding quiz through which they communicate their style, fit, and budget preferences. Then, to demonstrate to our clients that we “get” their style, at the end of the sign-up process, we present them with their StyleFile, a personalized snapshot that shares their individual style personality and the specific elements that contribute to it.
Once clients have onboarded, they can engage with us by receiving a Fix or by purchasing directly through Freestyle.
Fix
A Fix is a Stitch Fix-branded box containing a curated assortment of apparel, shoes, and accessories informed by our algorithms and chosen by Stitch Fix Stylists then delivered to the client to try on in the comfort of their own
STITCH FIX, INC. | 2025 FORM 10-K | 2

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
We charge clients a styling fee of $20 for each Fix, which is credited toward any merchandise purchased. For our Style Pass clients, we charge a $49 annual fee, which provides unlimited styling for the year and is credited toward any merchandise purchased over the course of the year. If clients choose to keep a certain number of items chosen for them by their Stylist, they receive a discount on the entire order.
After clients receive their order, they are invited to provide feedback about the fit, price, style, and quality of the items. This feedback informs both our algorithms and Stylists to improve each client’s experience.
Freestyle
With Freestyle, a client can visit our website or mobile application and make direct purchases of apparel, shoes, and accessories from a set of curated items and outfits within a range of categories. Freestyle purchases can be exchanged or returned using several prepaid shipping options. No styling fee is charged for Freestyle purchases.
OUR DATA SCIENCE AND AI ADVANTAGE
AI and data science are integrated across almost every facet of our business. Our data set is particularly powerful as:
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
STITCH FIX, INC. | 2025 FORM 10-K | 3

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
STITCH FIX, INC. | 2025 FORM 10-K | 4

All of our Owned Private Label Brand merchandise is produced according to our specifications, and we require that all of our vendors comply with applicable law and observe strict standards of conduct. We have hired independent firms that conduct initial and ongoing audits of the working conditions at the factories producing our Owned Private Label Brands merchandise. If an audit reveals potential problems, we require that the vendor institute corrective action plans to bring the factory into compliance with our standards, or we may discontinue our relationship with the vendor.
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
Refer to Part I, Item 1A “Risk Factors — Our industry is highly competitive and if we do not compete effectively, our operating results could be adversely affected” for more information.
SEASONALITY
Seasonality in our business does not follow that of traditional retailers, such as typical high concentration of revenue in the holiday quarter. Historically, our net sales have not been concentrated in a particular period or season, and are generally weighted consistently throughout the year. Our percentage of annual net sales for the first, second, third, and fourth quarters of the fiscal year ended August 2, 2025, were 25%, 25%, 26%, and 24%, respectively.
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
STITCH FIX, INC. | 2025 FORM 10-K | 5

GOVERNMENT REGULATION
As with all retailers and companies operating on the internet, we are subject to a variety of international and U.S. federal and state laws governing the processing of payments, consumer protection, the privacy of consumer information, and other laws regarding unfair and deceptive trade practices.
Apparel, shoes, and accessories sold by us are subject to regulation by governmental agencies in the United States. These regulations relate principally to product labeling, licensing requirements, flammability testing, and product safety. Apparel, shoes, and accessories that we import are also subject to U.S. customs laws and regulations, which include tariffs and other trade restrictions. We are also subject to environmental laws, rules, and regulations. Apparel, shoes, and accessories sold by us are subject to import regulations in the United States and other countries concerning the use of wildlife products for commercial and non-commercial trade, including regulations from the U.S. Fish and Wildlife Service. We do not estimate any significant capital expenditures for environmental control matters either in the current fiscal year or in the near future.
HUMAN CAPITAL
As of August 2, 2025, we had approximately 4,165 full-time and part-time employees, including 1,710 Stylists and 1,700 fulfillment center employees.
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
INFORMATION ABOUT SEGMENTS
We currently operate only in the United States and have one reportable segment. Refer to Note 13, “Segment Reporting” within the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report for further details.
In fiscal 2019, we launched operations in the United Kingdom (“UK”), including local Stylists and a dedicated fulfillment center. In fiscal 2024, we ceased operations of our U.K. business and met the accounting requirements for reporting the UK business as a discontinued operation. Refer to Note 15, “Discontinued Operations” within the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report for further details.
CORPORATE AND AVAILABLE INFORMATION
We were incorporated in Delaware in 2011 under the name rack habit inc. We changed our name to Stitch Fix, Inc. in October 2011. Our principal executive offices are located at 1 Montgomery Street, Suite 1500, San Francisco, California, 94104, and our telephone number is (415) 882-7765. Our website is located at www.stitchfix.com, and our investor relations website is located at investors.stitchfix.com.
We file or furnish electronically with the U.S. Securities and Exchange Commission (the “SEC”) annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make copies of these reports available free of charge through our investor relations website as soon as reasonably practicable after we file or furnish them with the SEC. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding Stitch Fix and other issuers that file electronically with the SEC. From time to time, we use our investor relations website and the Stitch Fix Newsroom (newsroom.stitchfix.com) as a means of disclosing information about the Company, including information which could be deemed material to investors.
Information contained on or accessible through our websites is not incorporated into, and does not form a part of, this Annual Report or any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.
STITCH FIX, INC. | 2025 FORM 10-K | 6

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
•We may not be able to return to or maintain revenue growth and we may not be profitable in the future.
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
•Our client metrics are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may reduce the perceived usefulness and reliability of the metric and harm our stock price.
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
•Compromises of our data security or that of our third-party service providers could cause us to incur unexpected expenses and liability, and may materially harm our reputation and operating results.
STITCH FIX, INC. | 2025 FORM 10-K | 7

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
•Our use of personal information, personal data, and sensitive information subjects us to numerous and evolving privacy and security laws and other obligations (such as cybersecurity and data protection in contracts), and our compliance with or failure to comply with such obligations could harm our business.
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
STITCH FIX, INC. | 2025 FORM 10-K | 8

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
If our existing clients no longer find our service and merchandise appealing or appropriately priced, they may make fewer purchases or may stop using Stitch Fix altogether. Even if our existing clients continue to find our service and merchandise appealing, they may decide to receive fewer Fixes or purchase fewer items from their Fixes or through Freestyle as their demand for new apparel declines, due to macroeconomic conditions, or for other reasons. A high proportion of our revenue comes from repeat purchases by existing clients, especially those existing clients who are highly engaged and purchase a significant amount of merchandise from us. If clients who receive Fixes most frequently or purchase a significant amount of merchandise from us make fewer or lower priced purchases or stop using our service altogether, our financial results will be negatively affected. For instance, as of the end of fiscal 2023, fiscal 2024, and fiscal 2025, our number of active clients decreased compared to the prior year period due to our inability to attract new clients and retain existing clients. This negatively affected our revenue for these periods and is expected to continue to negatively affect our revenue.
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
Our success depends on our ability to attract new clients in a cost-effective manner. To expand our client base, we must appeal to and acquire clients who have historically used other means to purchase apparel, shoes, and accessories, such as traditional brick-and-mortar retailers or other online retailers. We currently utilize both digital and offline channels to attract new visitors to our website or mobile app and convert them into clients. At any given time, our marketing and advertising efforts may include client referrals, social media marketing, keyword search campaigns, affiliate programs, partnerships, campaigns with celebrities and influencers, display advertising, television, radio, video, content, direct mail, email, mobile “push” communications, SMS, and search engine optimization. Our marketing expenses have varied from period to period, and we expect this trend to continue as we evolve our marketing strategies and employ a disciplined approach to marketing spend. We cannot be certain that increases in marketing spend will yield more clients, achieve meaningful payback on our investments, or be cost effective. We may also adjust our marketing strategy or decrease spend within a period if we are not achieving the intended results or if we believe the return-on-investment is not favorable, which may result in faster or slower rates of active client growth in any given period.
In addition, we seek to attract and retain clients by offering new products, services, and ways to engage with our platform. If such new products or services are not timely or successfully launched or are not successful in attracting new clients, our sales may fall short of expectations, our brand and reputation could be adversely affected, and our results of operations may suffer. Developing new offerings requires significant investments of resources and time, and if a new offering is not successful, or is delayed or not executed well, our operating results could be negatively impacted. Expansion of our offerings may also strain our management and operational resources, which could damage our reputation, limit our growth, and have an adverse effect on our operating results.
STITCH FIX, INC. | 2025 FORM 10-K | 9

Risks associated with the sourcing and pricing of merchandise and raw materials, including those related to tariffs and shifting trade policies, could adversely impact our business.
We currently source nearly all of our merchandise from third-party vendors, many of whom use manufacturers in the same geographic region, with the majority of manufacturing in China. As a result, we are subject to price increases or fluctuations, inflationary pressures, tariffs, demand disruptions, increased shipping or freight costs, or shipping delays in connection with our merchandise. Increased shipping or freight costs or shipping and freight delays could be caused or exacerbated by labor disputes, shortages, or strikes, inclement weather, fire, flood, power loss, earthquakes, public health crises such as a pandemic, acts of war or terrorism, and periods of high e-commerce volume. Our operating results have been negatively impacted by increases in the cost of our merchandise, and costs may rise further.
Recent trade policies and uncertainty related thereto, including with respect to tariffs and other restrictions, particularly with respect to China in addition to other countries from which we source our merchandise and raw materials, have created a dynamic and unpredictable trade landscape, which has and may continue to adversely impact our business and operations. For example, since May 2025, the U.S. government has imposed significant incremental tariffs on a broad range of goods imported from China, including the apparel we source. Certain of these tariffs are subject to legal and other challenges, the outcome of which could further change the tariff rate, including with respect to China. Tariffs and international trade arrangements will continue to change, potentially without warning and to an extent or duration that is difficult to predict. Changing tariff rates and shifting trade policies have created significant uncertainty for vendors, consumers, and us. If tariffs from countries from which we source products are sustained at heightened levels, it will further increase our merchandise costs, may result in increased prices for our clients, and may negatively impact our margins and consumer demand for our products and services, any of which could harm our competitive position or otherwise negatively impact our operating results. Moreover, tariff and other trade-related cost pressures and supply chain disruptions may lead to reputational harm if we are unable to deliver our products or services on expected timelines. We may not be able to forecast such impacts accurately. Further, our efforts to mitigate the impacts of tariffs, which include diversifying the countries of origin for our inventory, are time-consuming and costly, and may not be effective.
Additionally, the fabrics used by our vendors are made of raw materials including, but not limited to, petroleum-based products, linen, and cotton. Significant price increases or fluctuations, trade policies, including tariffs and trade restrictions, currency volatility or fluctuation, shortages, increases in shipping or freight costs, or shipping delays of petroleum, cotton, linen, or other raw materials could significantly increase our cost of goods sold or affect our operating results. We have also experienced increased costs of goods due to increases in the price of raw materials, inflationary pressures, rising fuel and other energy costs, and currency volatility. Any additional price increases will affect our operating results.
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
STITCH FIX, INC. | 2025 FORM 10-K | 10

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
Further, mobile operating system and web browser providers, such as Apple and Google, limit the ability of advertisers to collect and use data to target and measure advertising. For example, Apple requires apps to get a user’s opt-in permission before tracking a user or sharing the user’s data across apps or websites owned by companies other than the app’s owner. Google has also taken actions to give users the option to accept cookies or not. These changes have reduced and will continue to reduce our ability to efficiently target and measure advertising, in particular through online social networks, making our advertising less cost effective and successful. We expect to continue to be impacted by these changes.
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
STITCH FIX, INC. | 2025 FORM 10-K | 11

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
Severe weather events, including earthquakes, hurricanes, tornadoes, floods, fires, storms, extreme winter weather, and other adverse weather events and climate conditions could also cause operational constraints or temporarily reduce our ability to ship merchandise to clients. For instance, the severe winter weather and temperatures experienced in Texas and other parts of the country in February 2021 caused us to temporarily close two of our fulfillment centers and affected the shipping of merchandise in and out of our fulfillment centers. Future weather events, which we expect to become more frequent and more severe with the increasing effects of climate change, could have a significant impact on our operations and results of operations. Additionally, the impact of such weather events affecting one or more fulfillment centers may be exacerbated due to the fact that we have fewer fulfillment centers to continue operations during such a closure and therefore each individual fulfillment center represents a larger portion of our overall business. Moreover, following our move to three fulfillment centers, each of our Men’s and Kids lines are shipped out of one fulfillment center only. If a fulfillment center that houses the entirety of one of those lines is forced to close or is damaged, it would affect shipments to all of those clients and negatively affect our client experience and operating results. Further, in response to the COVID-19 pandemic, we temporarily closed three of our fulfillment centers and implemented changes that resulted in operational constraints, which in turn temporarily reduced our ability to ship merchandise to clients and earn revenue. Any future pandemics may negatively affect capacity at our fulfillment centers.
We have experienced difficulty hiring and retaining employees in our fulfillment centers, which in the past we attributed to COVID-19 concerns and to increased competition and rising wages for eCommerce fulfillment center workers. To address this, we increased wages in our fulfillment centers and implemented other policies in order to be more competitive in hiring and retaining employees. These wage increases impacted our operating results. Hiring and retention of employees in our warehouses is a continuing challenge as demand for eCommerce fulfillment center workers remains high. We may have to increase wages for our fulfillment center employees or spend money on additional employee recruiting or retention programs, which would impact our operating results. In the past, these hiring difficulties caused capacity constraints in our fulfillment centers and could in the future cause capacity constraints. Capacity constraints in our fulfillment centers could affect the amount and types of inventory we have available to offer to clients, which will affect our results of operations. Any capacity constraints due to hiring difficulties may be exacerbated due to the fact that we have fewer fulfillment centers than we once did. If we are unable to adequately staff our fulfillment centers to meet demand, or if the cost of such staffing is higher than projected due to competition, mandated wage increases, regulatory changes, or other factors, our operating results will be further harmed.
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
STITCH FIX, INC. | 2025 FORM 10-K | 12

Shipping is a critical part of our business and any changes in our shipping arrangements or any interruptions in shipping could adversely affect our operating results.
If we are not able to negotiate acceptable pricing and other terms with our client-facing shipping vendors or our freight vendors, or our shipping or freight vendors experience performance problems or other difficulties, it could negatively impact our operating results and our clients’ experience. In addition, our ability to receive inbound inventory efficiently, ship merchandise to clients, and receive returned merchandise from clients may be negatively affected by inclement weather, fire, flood, power loss, earthquakes, public health crises, labor disputes, shortages, or strikes, acts of war or terrorism, periods of high eCommerce volume, such as holiday seasons, port congestion, and similar factors. Due to our business model and the fact that we recognize revenue from Fixes when a client checks out items, rather than when Fixes are shipped, we may be impacted by shipping delays to a greater extent than our competitors. Additionally, delays in shipping may cause an auto-ship client’s subsequent Fixes to be scheduled for a later date, as their next Fix is not scheduled until their checkout is complete. In the second quarter of fiscal 2021, we experienced carrier and client shipping delays due to the COVID-19 pandemic and the increased strain on our shipping partners during the holiday season. These delays affected our ability to recognize revenue within the quarter, and we may in the future experience these delays and the resulting impact to our financial results, including potentially during future holiday seasons. In the past, strikes at major international shipping ports have impacted our supply of inventory from our vendors and severe weather events have resulted in long delivery delays and Fix cancellations. Additionally, some of our merchandise may be damaged or lost during transit with our shipping vendors. If a greater portion of our merchandise is not delivered in a timely fashion or is damaged or lost during transit, it could adversely affect our operating results or could cause our clients to become dissatisfied and cease using our services, which would adversely affect our business.
We may not be able to return to and maintain revenue growth and we may not be profitable in the future.
Our past revenue growth and profitability should not be considered indicative of our future performance. Our revenue decreased by 5.3% in fiscal 2025 compared to fiscal 2024, decreased by 16.0% in fiscal 2024 compared to fiscal 2023, and decreased by 21.1% in fiscal 2023 compared to fiscal 2022. Although our net revenue increased 0.7% year-over-year in Q3 of fiscal 2025, there is no guarantee that we will return to full-year revenue growth or maintain such growth. Our revenue may decline in future periods due to a number of factors, which may include our inability to attract and retain clients, general economic conditions, including a recession or decreased discretionary consumer spending, decreases in marketing spend, a decreased demand for our merchandise and service, increased competition, decreases in the growth rate of our overall market, or our failure to capitalize on growth opportunities.
We announced a restructuring plan in June 2022, which we expanded throughout fiscal 2023, fiscal 2024, and fiscal 2025, intended to reduce our future fixed and variable operating costs. While we have realized some cost savings from the restructuring plan, our efforts may not adequately reduce expenses or impact our results as we anticipate. Moreover, our expenses may increase, particularly as we develop and introduce new merchandise offerings, including the re-imagination of our client experience, need to hire and retain personnel, or increase investment in our marketing initiatives. We may not always pursue short-term profits but are often focused on long-term growth, which may impact our short-term financial results. If our revenue does not increase to offset increases in our operating expenses, we may not be profitable in future periods.
If we fail to effectively manage our transformation or other business strategies, our financial condition and operating results could be harmed.
We must continue to implement our operational plans and strategies, and improve our infrastructure of people and technology. Additionally, we expect to continue to introduce new offerings, business strategies and initiatives, and improve on existing offerings. We are in the midst of a transformation to strengthen the foundation of our business and to reimagine the client experience. This includes embedding retail best practices across the enterprise, identifying operational efficiencies, and ensuring we have the right organizational structure in place to enable our future success. We are also taking a holistic approach to rethink how our clients engage with Stitch Fix, which includes introducing more flexibility into our service through new features. This transformation requires investments of time and resources and has included and will continue to include changes in our website, branding, mobile apps, information technology systems, and processes. We cannot guarantee that we will successfully implement all aspects of our transformation plan in the expected timeframe or at all, or that we will achieve or sustain the expected financial and operational results of our transformation plan. Additionally, if our reimagined client experience, new offerings, or rebranding does not resonate with current or future clients, it could cause us to lose clients and may negatively impact our financial results. If we do not realize the expected benefits of these transformation initiatives or experience additional unexpected costs in connection with the transformation, our business, financial condition, results of operations, and cash flow could be negatively impacted.
STITCH FIX, INC. | 2025 FORM 10-K | 13

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
We do not have long-term employment or non-competition agreements with any of our personnel. We have had senior employees leave Stitch Fix, including the departure of our Chief Merchandising Officer and Chief Accounting Officer in 2024, and cannot necessarily anticipate when this will happen in the future and whether we will be able to promptly replace such employees. Additionally, in January 2023, the Company and Elizabeth Spaulding, the Company’s then-current Chief Executive Officer, agreed that she would step down from her employment with the Company. The Board of Directors appointed Katrina Lake, the Company’s Founder and Executive Chairperson of the Board of Directors, as interim Chief Executive Officer. Ms. Lake served in that position until Matt Baer joined as Chief Executive Officer in June 2023. Additional changes in our management team and senior leadership could cause retention and morale concerns among current employees, as well as operational risks. Such risks could impact the Company’s ability to effectively implement the Company’s strategic plans, including our transformation strategy, it could disrupt our business, affect our Company culture, cause employee retention issues, and affect our financial condition and operating results. Additionally, the loss of one or more of our key personnel or the inability to promptly identify a suitable successor to a key role could have an adverse effect on our business.
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
STITCH FIX, INC. | 2025 FORM 10-K | 14

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
As of August 2, 2025, approximately 1,710 of our employees were Stylists. In January 2024, we moved to a part-time only Stylist model, and all of our Stylists now work on a part-time basis and are paid hourly. The Stylists track and report the time they spend working for us. These employees are classified as nonexempt under federal and state law. If we fail to effectively manage our Stylists, including by ensuring accurate tracking and reporting of their hours worked and proper processing of their hourly wages, then we may face claims alleging violations of wage and hour employment laws, including, without limitation, claims of back wages, unpaid overtime pay, and missed meal and rest periods. Any such employee litigation could be attempted on a class or representative basis, or other form of multi-plaintiff litigation. For example, in August 2020, a representative action under California’s Private Attorneys General Act was filed against us alleging various violations of California’s wage and hour laws relating to our current and former non-exempt Stylist employees. While we were able to settle this matter, and we no longer employ Stylists in California, future litigation concerning our styling employees could be expensive and time-consuming regardless of whether the claims against us are valid or whether we are ultimately determined to be liable, and could divert management’s attention from our business. We could also be adversely affected by negative publicity, litigation costs resulting from the defense of these claims, and the diversion of time and resources from our operations.
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
Our client metrics are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may reduce the perceived usefulness and reliability of the metric and harm our stock price.
We track key operating metrics, including active clients and net revenue per active client, to evaluate our business and for our investors to evaluate our performance. While our key operating metrics are based on what we believe to be reasonable calculations, there are inherent challenges in measuring such metrics across our large client base and changing product offerings.
Our active client metric is calculated at the account level and may not accurately reflect the number of unique individuals using our service. For example, there may be individuals who create multiple accounts to access our service. In addition, our family accounts feature allows a client to create accounts for other household members. A single individual who accesses our service or on whose behalf our service is accessed through multiple accounts and checks out a Fix or is shipped a Freestyle item from multiple accounts during the relevant period would be counted as multiple active clients.
This potential duplication may affect the comparability of our active client metric over time and may also impact our net revenue per active client metric, which is based on the number of active clients. If investors do not perceive our metrics to be accurate representations of our client base, or if we discover material inaccuracies in our metrics, our stock price could decline.
STITCH FIX, INC. | 2025 FORM 10-K | 15

We may incur significant losses from fraud.
We have in the past incurred and may in the future incur losses from various types of fraud, including theft of merchandise, stolen credit card numbers, claims that a client did not authorize a purchase, merchant fraud, and clients who have closed bank accounts or have insufficient funds in open bank accounts to satisfy payments. Our clients may re-use their login information (i.e., username and password combination) across multiple websites and, therefore, when a third-party website experiences a data breach, that information could be exposed to bad actors and be used to fraudulently access our clients’ accounts. In addition to the direct costs of such losses, if the fraud is related to credit card transactions and becomes excessive, it could result in us paying higher fees or losing the right to accept credit cards for payment. In addition, under current credit card practices, we are typically liable for fraudulent credit card transactions. Our failure to adequately prevent fraudulent transactions could damage our reputation, result in litigation or regulatory action, and lead to expenses that could substantially impact our operating results.
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
We accept payments online via credit and debit cards and online payment systems such as PayPal, and certain “Buy Now Pay Later” services, such as Affirm, Klarna, and Afterpay, which subject us to certain regulations and fraud. We may in the future offer new payment options to clients that would be subject to additional regulations and risks. We pay interchange and other fees in connection with credit card payments, which may increase over time and adversely affect our operating results. While we use a third party to process payments, we are subject to payment card association operating rules and certification requirements, including the Payment Card Industry Data Security Standard and rules governing electronic funds transfers. If we fail to comply with applicable rules and regulations, we may be subject to fines or higher transaction fees and may lose our ability to accept online payments or other payment card transactions. If any of these events were to occur, our business, financial condition, and operating results could be adversely affected.
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
STITCH FIX, INC. | 2025 FORM 10-K | 16

Trade disputes, trade restrictions, tariffs and other political tensions between the U.S. and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns, which may negatively impact customer demand for our products or services, delay purchases, limit expansion opportunities with customers, limit our access to capital, or otherwise negatively impact our business and operations. Ongoing tariff, trade restrictions and macroeconomic uncertainty has and may continue to contribute to volatility in our stock price.
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
Many of our current competitors have, and potential competitors may have, longer operating histories; larger fulfillment infrastructures; greater technical capabilities; faster shipping times; lower-cost shipping; larger databases; more purchasing power; higher profiles; greater financial, marketing, institutional, and other resources; and larger customer bases than we do. Mergers and acquisitions by these companies may lead to even larger competitors with more resources. These factors may allow our competitors to derive greater revenue and profits from their existing customer bases; acquire customers at lower costs; or respond more quickly than we can to new or emerging technologies such as AI, changes in apparel trends and consumer shopping behavior, and changes in supply conditions. These competitors may engage in more extensive research and development efforts, enter or expand their presence in the personalized retail market, undertake more far-reaching marketing campaigns, and adopt more aggressive pricing policies, which may allow them to build larger customer bases or generate revenue from their existing customer bases more effectively than we do. If we fail to execute on any of the above better than our competitors, our operating results may be adversely affected.
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
STITCH FIX, INC. | 2025 FORM 10-K | 17

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
Compromises of our data security or that of our third-party service providers could cause us to incur unexpected expenses and liability, and may materially harm our reputation and operating results.
In the ordinary course of our business, we and our vendors and service providers collect, process, and store certain personal information and other data relating to individuals, such as our clients and employees, which may include proprietary, confidential, and sensitive data, including personally identifiable information, such as but not limited to, name, address, social security numbers, client payment card information, client physical attributes, photos, and client style preferences. We rely substantially on commercially available systems, software, tools, and monitoring to provide security for our processing, transmission, and storage of personal information and other confidential information. There can be no assurance that we or our vendors will not suffer a data compromise, that malicious actors will not gain access to personal information or other sensitive data, including payment card data or confidential business information, or that any such data compromise or unauthorized access will be discovered in a timely fashion. The techniques used to obtain unauthorized access or to sabotage systems are constantly evolving and can include, but are not limited to, social-engineering attacks (including through deep-fakes, phishing, vishing (voice phishing), and smishing (SMS phishing)), malicious code (such as viruses and worms), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks,
STITCH FIX, INC. | 2025 FORM 10-K | 18

supply-chain attacks, software bugs, server malfunctions, software or hardware failures, attacks enhanced or facilitated by AI, and other similar threats). These threats change frequently and generally are not identified until they are launched against a target, and we and our vendors may be unable to anticipate these techniques or to implement adequate preventative measures. We and many of our vendors and other business partners have moved to a more remote and hybrid work force, and as a result, we and our partners may be more vulnerable to cyber attacks. In addition, security measures may be circumvented accidentally or intentionally by our employees, contractors, vendors, or other third parties with whom we do business. Such parties may seek to misappropriate such personal information, confidential information, or other data, or may inadvertently release or compromise such data.
It may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems.
Compromise of our data security or the data security of third parties with whom we do business, failure to prevent or mitigate the loss of personal or business information, and delays in detecting or providing prompt notice of any such compromise or loss would likely disrupt our operations, damage our reputation, and subject us to litigation, government action, or other additional costs and liabilities that could adversely affect our business, financial condition, and operating results.
Some of our software and systems contain open source software, which may pose particular risks to our proprietary applications.
We use open source software in the applications we have developed to operate our business and will use open source software in the future. Some open source licenses contain express requirements or impose conditions, which may be triggered under certain circumstances, with respect to the exploitation of proprietary source code or other intellectual property by users of open source software. While we employ practices designed to monitor our compliance with the licenses of third-party open source software and to avoid using the open source software in a manner that would put our valuable proprietary source code at risk, there is a risk that we could have used, or may in the future use, open source software in a manner which could require us to release our proprietary source code to users of our software or to the public, require us to license our proprietary software for purposes of making modifications or derivative works, or prohibit us from charging fees for the use of our proprietary software. This could result in loss of revenue, and allow our competitors to create similar offerings with lower development costs, and ultimately could result in a loss of our competitive advantages. Furthermore, there is an increasing number of open source software license types, almost none of which have been tested in a court of law, resulting in guidance regarding the proper legal interpretation of such licenses and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to provide or distribute our products. If we were to receive a claim of non-compliance with the terms of any of our open source licenses, we may be required to publicly release certain portions of our proprietary source code or expend substantial time and resources to re-engineer some or all of our software, which may divert resources away from our product development efforts and, as a result, adversely affect our business. In addition, we could be required to seek licenses from third parties to continue offering our products for certain uses, or cease offering the products associated with such software, which may be costly.
Further, our use of open source software may present greater risks than use of other third-party commercial software, as open source licensors generally do not provide support, warranties, indemnification or other contractual protections regarding infringement claims or the quality of the code. To the extent that our e-commerce capabilities and other business operations depend on the successful and secure operation of open source software, any undetected or unremediated vulnerabilities, errors or defects in open source software that we use could prevent the deployment or impair the functionality of our systems and injure our reputation. In addition, the public availability of such software may make it easier for others to compromise our systems. Any of these risks could be difficult to eliminate or manage and, if not addressed, could have an adverse effect on our business and operating results.
STITCH FIX, INC. | 2025 FORM 10-K | 19

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
Our use of personal information, other personal data, and sensitive information subjects us to numerous and evolving privacy and security laws and other obligations (such as cybersecurity and data protection in contracts), and our compliance with or failure to comply with such obligations could harm our business.
We collect and maintain significant amounts of personal information and other data relating to our clients and employees. Numerous laws, rules, and regulations in the United States, including the California Consumer Privacy Act (the “CCPA”) and California Privacy Rights Acts of 2020 (“CPRA”), govern privacy and the collection, use, and protection of personal information. These laws, rules, and regulations evolve frequently and may be inconsistent from one jurisdiction to another or may be interpreted to conflict with our practices. Any significant failure or perceived failure by us or any third parties with which we do business to comply with these laws, rules, and
STITCH FIX, INC. | 2025 FORM 10-K | 20

regulations, or with other obligations to which we may be or become subject, would likely result in actions against us by governmental entities, private claims and litigation, fines, penalties, or other liabilities. Any such action would be expensive to defend, damage our reputation, and adversely affect our business and operating results.
The CCPA, as amended by the CPRA (collectively, “CCPA”), applies to personal information of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. A number of other states have also passed comprehensive privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels. These developments further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, dissemination, and security of data and the FTC has indicated that use of biometric technologies (including facial recognition technologies) may be subject to additional scrutiny. Further, the SEC has adopted new rules that require us to provide greater disclosures around proactive security protections that we employ and regarding security incidents. The failure to comply with such requirements would lead to adverse consequences in some circumstances.
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
Additionally, under various privacy laws and other obligations, we may be required to obtain certain consents to process personal data. For example, some of our data processing practices have been and may in the future be subject to challenges or lawsuits under data privacy and communications laws, including wiretapping laws, if we share consumer information with third parties through various methods such as chatbots, session replay providers, or third-party marketing pixels. These practices may be subject to increased challenges by class action plaintiffs. Our inability or failure to obtain consent for these practices could result in adverse consequences, including class action litigation and mass arbitration demands.
Unfavorable changes or failure by us to comply with evolving internet and eCommerce regulations could substantially harm our business and operating results.
We are subject to general business regulations and laws as well as regulations and laws specifically governing the internet and eCommerce. These regulations and laws may involve taxes, privacy and data security, consumer protection, AI, the ability to collect or share necessary information that allows us to conduct business on the internet, marketing communications and advertising, content protection, electronic contracts, or gift cards. Furthermore, the regulatory landscape impacting internet and eCommerce businesses is constantly evolving. For example, California’s Automatic Renewal Law requires companies to adhere to enhanced disclosure requirements when entering into automatically renewing contracts with consumers. As a result, a wave of consumer class action lawsuits was brought against companies that offer online products and services on a subscription or recurring basis. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation, lost business, and proceedings or actions against us by governmental entities or others, which could impact our operating results. Furthermore, any additional regulations that govern our business, including additional automatic renewal laws, may be costly to comply with or cause us to have to alter the way we run our business.
If the use of “cookie” tracking technologies is further restricted, regulated, or blocked, or if changes in technology cause cookies to become less reliable or acceptable as a means of tracking consumer behavior, the amount or accuracy of internet user information we collect would decrease, which could harm our business and operating results.
Cookies are small data files that are sent by websites and stored locally on an internet user’s computer or mobile device. We, and third parties who work on our behalf, collect data via cookies that are used to track the behavior of visitors to our sites, to provide a more personal and interactive experience, and to increase the effectiveness of our marketing. However, internet users can easily disable, delete, and block cookies directly through browser settings or through other software, browser extensions, or hardware platforms that physically block cookies from being created and stored.
Privacy regulations restrict how we deploy our cookies and this has in the past, and could in the future, potentially (a) increase the number of internet users that choose to proactively disable cookies on their systems or (b) cause our business partners, service providers, or vendors to no longer maintain their cookie processes. We may have to develop alternative systems to determine our clients’ behavior, customize their online experience, or efficiently market to them if clients block cookies or regulations introduce additional barriers to collecting cookie data.
STITCH FIX, INC. | 2025 FORM 10-K | 21

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
A predominant portion of the goods we sell is originally manufactured in countries other than the United States, with the majority coming from China. Tariffs and other protectionist trade measures could adversely affect our business, including disruption and cost increases in our established patterns for sourcing our merchandise and increased uncertainties in planning our sourcing strategies and forecasting our margins. Recent trade policies and uncertainty related thereto, including with respect to tariffs and other restrictions, particularly with respect to China in addition to other countries from which we source our merchandise and raw materials, have created a dynamic and unpredictable trade landscape, which has and may continue to adversely impact our business and operations. For example, since May 2025, the U.S. government has imposed significant incremental tariffs on a broad range of goods imported from China, including the apparel we source. Certain of these tariffs are subject to legal and other challenges, the outcome of which could further change the tariff rate, including with respect to China. Tariffs and international trade arrangements will continue to change, potentially without warning and to an extent or duration that is difficult to predict. Changing tariff rates and shifting trade policies have created significant uncertainty for vendors, consumers, and us. If tariffs from countries from which we source products are sustained at heightened levels, it will further increase our merchandise costs, may result in increased prices for our clients, and may negatively impact our margins and consumer demand for our products and services, any of which could harm our competitive position or otherwise negatively impact our operating results. Moreover, tariff and other trade-related cost pressures and supply chain disruptions may lead to reputational harm if we are unable to deliver our products or services on expected timelines. We may not be able to forecast such impacts accurately. Although we continue to work with our vendors to mitigate our exposure to current or potential tariffs, there can be no assurance that we will be able to offset any increased costs. Other changes in U.S. tariffs, quotas, trade relationships, or tax provisions could also reduce the supply of goods available to us or increase our cost of goods. Although such changes would have implications across the entire industry, we may fail to effectively adapt to and manage the adjustments in strategy that would be necessary in response to those changes. In addition to the general uncertainty and overall risk from potential changes in U.S. laws and policies, as we make business decisions in the face of such uncertainty, we may incorrectly anticipate the outcomes, miss out on business opportunities, or fail to effectively
STITCH FIX, INC. | 2025 FORM 10-K | 22

adapt our business strategies and manage the adjustments that are necessary in response to those changes. These risks could adversely affect our revenues, reduce our profitability, and negatively impact our business.
We could be required to collect additional sales taxes or be subject to other tax liabilities that may increase the costs our clients would have to pay for our offering and adversely affect our operating results.
While we collect, remit, and report sales tax in all states that impose a sales tax, it is possible that one or more jurisdictions may assert that we are required to collect more taxes, and if such an assertion or assertions were successful it could result in substantial tax liabilities, including for past sales taxes and penalties and interest, which could materially adversely affect our business, financial condition, and operating results.
Federal income tax reform could have unforeseen effects on our financial condition and results of operations.
New income or other tax laws or regulations could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws and regulations could be interpreted, modified, or applied adversely to us. For example, the Tax Cuts and Jobs Act, the Inflation Reduction Act, and One Big Beautiful Bill Act enacted many significant changes to the U.S. tax laws. Future guidance from the IRS and other tax authorities with respect to these laws may affect us, and certain aspects of these laws could be repealed or modified in the future. Further regulatory or legislative developments may also arise. We are currently unable to predict whether such changes will occur and, if so, the ultimate impact on our business. To the extent that such changes have a negative impact on us, our suppliers or our clients, including as a result of related uncertainty, these changes may materially and adversely impact our business, financial condition, results of operations and cash flows.
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
As of August 2, 2025, we had federal and state net operating loss carryforwards of $161.1 million and $311.7 million, respectively. The federal net operating loss carryforwards may be carried forward indefinitely, but the deductibility of such carryforwards in a taxable year is limited to 80% of such taxable year’s taxable income without regard to such carryforwards. Of the state net operating loss carryforwards, approximately $237.6 million will expire, if not utilized, in various years through 2045. The remaining state net operating loss carryforwards have no expiration. There may be periods during which the use of such carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. The ability to use our net operating loss carryforwards depends on the availability of future taxable income. In addition, as of August 2, 2025, we had federal and California research and development tax credit carryforwards of $57.3 million and $24.2 million, respectively. The federal research and development credits will begin to expire in 2038, if not utilized; California research and development credits do not have an expiration date.
A portion of our tax attributes may be subject to Sections 382 and 383 of the Internal Revenue Code of 1986, as amended and similar state provisions, which set limitations on a corporation’s ability to use its net operating loss carryforwards and other tax attributes to offset its taxable income or taxes. These limitations arise if the corporation undergoes an ownership change, which is generally defined as one or more stockholders or groups of stockholders that own at least 5% of the corporation’s stock increasing their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. It is possible that we may experience ownership changes as a result of shifts in our stock ownership, some of which may be outside of our control. Any potential limitations on our ability to offset future income with our net operating loss carryforwards or other tax attributes could result in increased future tax liability to us.
STITCH FIX, INC. | 2025 FORM 10-K | 23

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
•any forward-looking financial or operating information we may provide, including in connection with new offerings or business initiatives where such information is based on early or limited data, any changes in this information, or our failure to meet expectations based on this information;
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
In addition, extreme price and volume fluctuations in the stock markets have affected and continue to affect many eCommerce and other technology companies’ stock prices, including ours. Often, our stock price and that of many eCommerce and technology companies have fluctuated in ways unrelated or disproportionate to the companies’ operating performance. In the past, stockholders have filed securities class action litigation following periods of market volatility. For example, beginning in October 2018, we and certain of our directors and officers were sued in putative class action and derivative lawsuits alleging violations of the federal securities laws for allegedly making materially false and misleading statements. On August 26, 2022, a class action lawsuit alleging violations of federal securities laws was filed by certain of our stockholders naming as defendants us and certain of our officers and directors for allegedly making materially false and misleading statements regarding our Freestyle offering (the “Securities Class Action”). On March 17, 2023, June 6, 2023, May 24, 2024, and July 22, 2025, derivative actions were filed by certain of our stockholders against certain of our current and former directors and officers based on similar factual allegations underlying the Securities Class Action. We may be the target of additional litigation of this type in the future as well. Such securities litigation could subject us to substantial costs, divert resources and the attention of management from our business, and seriously harm our business.
STITCH FIX, INC. | 2025 FORM 10-K | 24

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
In January 2022, our Board of Directors authorized a share repurchase program to repurchase up to $150.0 million of our outstanding Class A common stock, with no expiration date. During fiscal 2024 and fiscal 2025, we did not repurchase any shares of our common stock, and we had $120.0 million remaining in share repurchase capacity as of August 2, 2025. Although our Board of Directors has authorized this repurchase program, the program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The actual timing and amount of repurchases remain subject to a variety of factors, including stock price, trading volume, market conditions and other general business considerations. In addition, the terms of our first lien credit agreement with Citibank, N.A., as agent and lender (“the 2023 Credit Facility”), impose limitations on our ability to repurchase shares. The share repurchase program may be modified, suspended, or terminated at any time, and we cannot guarantee that the program will be fully consummated or that it will enhance long-term stockholder value. The program could affect the trading price of our stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our stock. In addition, this program could diminish our cash and cash equivalents and marketable securities.
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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As a result, the holders of our Class B common stock, including certain of our current and former directors, executive officers, and their affiliates, are able to exercise considerable influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stock holdings represent less than 50% of the outstanding shares of our capital stock. As of September 19, 2025, 15,877,389 of our 134,110,980 shares outstanding were held by our directors, executive officers, and their affiliates, and 11,197,809 of such shares held by our directors, executive officers, and their affiliates were shares of Class B common stock. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests. This control may adversely affect the market price of our Class A common stock and some stock indices may not allow public companies utilizing dual or multi-class capital structures to be included in their indices.
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
STITCH FIX, INC. | 2025 FORM 10-K | 25

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
STITCH FIX, INC. | 2025 FORM 10-K | 26

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
We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Specifically, the Sarbanes-Oxley Act requires management to assess the effectiveness of our internal controls over financial reporting and to report any material weaknesses in such internal control. We have experienced material weaknesses and significant deficiencies in our internal controls previously. Management has concluded that our internal control over financial reporting was effective as of August 2, 2025. However, our testing, or the subsequent testing by our independent public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. If we or our accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, it could harm our operating results, adversely affect our reputation, or result in inaccurate financial reporting. Furthermore, should any such deficiencies arise we could be subject to lawsuits, sanctions or investigations by regulatory authorities, including SEC enforcement actions and we could be required to restate our financial results, any of which would require additional financial and management resources.
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
STITCH FIX, INC. | 2025 FORM 10-K | 27

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
None.

ITEM 1C.	CYBERSECURITY.
RISK MANAGEMENT AND STRATEGY
At Stitch Fix, we recognize the importance of robust cybersecurity measures to protect our systems, data, and the interests of our stakeholders. We have implemented a comprehensive cybersecurity risk management strategy and governance framework to identify, assess, manage, mitigate, and respond to cybersecurity risks and threats. Our risk management strategy and governance framework is designed to identify, assess and manage material risks from cybersecurity threats to our systems, networks, and data infrastructure, including intellectual property, customer data, and data that is proprietary, strategic or competitive in nature (“Information Systems and Data”).
We use third-party service providers to assist us from time to time to identify, assess, and manage risks from cybersecurity threats, which may include professional services firms (such as legal counsel), threat intelligence service providers, cybersecurity consultants, cybersecurity software providers, penetration testing firms, dark web monitoring services, and forensic investigators.
Stitch Fix views its cybersecurity strategy through a multi-pronged lens encompassing prevention, detection, and response to ensure holistic coverage of our Information Systems and Data, along with the environments in which they operate.
STITCH FIX, INC. | 2025 FORM 10-K | 28

Prevention
Our cybersecurity program starts with prevention, which includes risk assessment and identification. We utilize that information to design a layer of controls as a baseline. We conduct assessments to identify and evaluate potential cybersecurity risks. This process involves analyzing our Information Systems and Data to identify vulnerabilities and potential threats. Our cybersecurity program also includes third-party risk management, in which we oversee the identification and mitigation of risk associated with outsourcing to third-party vendors and service providers, particularly focused on vendors who process sensitive information.
In addition to our risk assessment processes, we prioritize cybersecurity awareness and training programs for our employees. These initiatives are designed to educate our workforce about potential threats, best practices for data protection, and the importance of maintaining security measures. We train our employees through annual security training, phishing simulations, and communications about cybersecurity topics and threats.
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
GOVERNANCE
Our Chief Information Security Officer (“CISO”) oversees the Company’s cybersecurity program. Our CISO, who reports to our Chief Product and Technology Officer (“CPTO”), has over 20 years of experience in information technology, risk, and cybersecurity leadership, and has previously held both CISO and Chief Technology Officer roles. Our CISO chairs the Company’s Cybersecurity Governance Committee, comprised of executive leaders across Legal, Finance, and Corporate Communications, that has oversight responsibilities regarding the Company’s information security functions, including infrastructure, governance, privacy, and compliance.
Our CISO is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel. The Information Security Team conducts exercises to prepare for cybersecurity incidents, approves cybersecurity processes, and reviews security assessments and other security-related reports.
Our cybersecurity incident response processes include the escalation of information about certain cybersecurity incidents, depending on the circumstances, to our CISO, members of management, and the Audit Committee of the Board of Directors.
The Audit Committee provides oversight for our cybersecurity program and our enterprise risk management process. The Audit Committee also evaluates enterprise level risks and strategies, including our cybersecurity risk. The Audit Committee receives updates from management on the effectiveness of our cybersecurity program. The Audit Committee also reviews plans on how management will enhance the program, receives updates on special topics that help the Committee provide effective oversight of the program, and is notified in the event of certain cybersecurity incidents.
Although we have not experienced a material cybersecurity breach, we cannot guarantee that we will not experience a material cyber threat or incident in the future. For more information regarding the cybersecurity risks we face, see Item 1A. Risk Factors in this Annual Report.
STITCH FIX, INC. | 2025 FORM 10-K | 29

ITEM 2.	PROPERTIES.
Our principal physical properties are located in the United States. In San Francisco, California, we lease approximately 134,000 square feet of space, of which approximately 38,000 square feet is utilized for our corporate headquarters. Furthermore, given our more distributed workforce and our reduction in headcount as part of our restructuring, we currently sublease approximately 38,000 square feet of our San Francisco space and are actively marketing the remaining 58,000 square feet for sublease.
We also currently lease and operate three fulfillment centers in the United States. We currently utilize a total of approximately 2,514,000 square feet, at which we receive merchandise from vendors, ship products to clients, and receive and process returns from clients. These facilities are located in Arizona, Indiana, and Georgia. In addition, we currently sublease to subtenants approximately 1,012,000 square feet of space at our former Salt Lake City, Utah fulfillment center.
We believe our facilities are sufficient for our current needs.

ITEM 3.	LEGAL PROCEEDINGS.
The information contained in Note 8, “Commitments and Contingencies” under the heading “Contingencies” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.
STITCH FIX, INC. | 2025 FORM 10-K | 30

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
HOLDERS OF RECORD
As of the close of business on September 19, 2025, there were 37 stockholders of record of our Class A common stock and 10 stockholders of record of our Class B common stock. The actual number of holders of our Class A and Class B common stock is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees. The number of holders of record presented here also does not include stockholders whose shares may be held in trust by other entities.
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
CUMULATIVE STOCK PERFORMANCE GRAPH
The following graph compares the cumulative total return to stockholders on our Class A common stock relative to the cumulative total returns of the Standard and Poor’s Retail Select Industry Index (S&P Retail Select Industry) and Nasdaq Composite Index (Nasdaq Composite). An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock and in each index on July 31, 2020, and its relative performance is tracked through August 2, 2025. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class A common stock.
STITCH FIX, INC. | 2025 FORM 10-K | 31

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
RECENT SALES OF UNREGISTERED SECURITIES
None.
ISSUER PURCHASES OF EQUITY SECURITIES
In January 2022, our Board of Directors authorized a share repurchase program to repurchase up to $150.0 million of our outstanding Class A common stock, with no expiration date (the “2022 Repurchase Program”). We may repurchase shares from time to time through open market repurchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. The actual timing, number and value of shares repurchased in the future will be determined by the Company in its discretion and will depend on a number of factors, including price, trading volume, market conditions, and other general business conditions. During fiscal 2025, we did not repurchase any shares of our common stock and we had $120.0 million remaining in share repurchase capacity as of August 2, 2025.

ITEM 6.	[RESERVED]
Not applicable.
STITCH FIX, INC. | 2025 FORM 10-K | 32

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with “Special Note Regarding Forward-Looking Statements”, “Risk Factors” included under Part I, Item 1A, and our consolidated financial statements and related notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K (“Annual Report”).
We use a 52- or 53-week fiscal year, with our fiscal year ending on the Saturday that is closest to July 31 of that year. The fiscal year ending August 2, 2025 (“fiscal 2025”) and July 29, 2023 (“fiscal 2023”) consisted of 52 weeks, and the fiscal year ended August 3, 2024 (“fiscal 2024”) consisted of 53 weeks. Throughout this Annual Report, all references to quarters and years are to our fiscal quarters and fiscal years unless otherwise noted.
In addition, refer to our discussion and analysis of our financial condition and results of operations from fiscal 2024 to fiscal 2023 in Part II, Item 7 in our Annual Report on Form 10-K for the fiscal year ended August 3, 2024, filed with the Securities and Exchange Commission on September 25, 2024.

BUSINESS OVERVIEW
In 2011, Stitch Fix introduced an innovative approach to shopping for clothing and accessories. We were inspired by the opportunity to create a client-first styling experience, offering an alternative to impersonal, time-consuming and inconvenient traditional shopping. Clients primarily engage with us by (1) receiving a curated shipment of items informed by our algorithms and chosen by a Stitch Fix Stylist (a “Fix”); or (2) purchasing directly from our website or mobile app based on an individualized assortment of outfit and item recommendations (“Freestyle”). For the Fix experience, clients choose to schedule regular shipments or order a Fix on demand. Then, after receiving a Fix, they can purchase the items they want to keep and return the other items, if any.
DISCONTINUED OPERATIONS
During the first quarter of fiscal 2024, we ceased operations of our UK business and the accounting requirements for reporting the UK business as a discontinued operation were met. Accordingly, any discussion of historical information in Management’s Discussion and Analysis below reflects the results of the UK business as a discontinued operation, and amounts and disclosures below relate to the Company's continuing operations for all periods presented, unless otherwise noted. Refer to Note 15, “Discontinued Operations” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report for further details.
FINANCIAL OVERVIEW
For fiscal 2025, we reported $1.3 billion in revenue, net, representing a year-over-year decrease of 5.3%, compared to fiscal 2024. As of August 2, 2025, and August 3, 2024, we had approximately 2,309,000 and 2,508,000 active clients, respectively, representing a year-over-year decline of 7.9%.
During fiscal 2025, we experienced a decline in net revenue year-over-year primarily due to our challenges in acquiring and retaining active clients. In fiscal 2026, we expect broader macroeconomic uncertainty and market conditions to negatively impact consumer discretionary spending, and we will enter the fiscal year with fewer active clients than the start of fiscal 2025. However, we project that positive trends in average order values and the number of items kept per Fix will offset the negative impact of those active client losses on net revenue in fiscal 2026. We remain focused on retaining current clients, attracting new clients, improving the conversion of new visitors to our site and app, and enhancing our overall client experience for new and existing clients.
Net loss from continuing operations for fiscal 2025 was $28.8 million, compared to a net loss from continuing operations of $118.9 million for fiscal 2024.
For more information on the components of net loss from continuing operations for fiscal 2025, refer to the section titled “Results of Operations” below.
STITCH FIX, INC. | 2025 FORM 10-K | 33

RESTRUCTURING
During fiscal 2025, in furtherance of and as an expansion of the restructuring plan announced in June 2022 (the “2022 Restructuring Plan”), we recorded $1.2 million of additional restructuring charges. As of August 2, 2025, we do not expect any additional cash restructuring charges related to the 2022 Restructuring Plan.
Refer to Note 14, “Restructuring” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report for further details.
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
•Adjusted EBITDA excludes non-ordinary course legal fees for specific proceedings that we have determined arise outside of the ordinary course of business and are nonrecurring, infrequent, or unusual; and
•Free Cash Flow does not represent the total residual cash flow available for discretionary purposes and does not reflect our future contractual commitments.
STITCH FIX, INC. | 2025 FORM 10-K | 34

Adjusted EBITDA
We define Adjusted EBITDA as net loss from continuing operations excluding interest income, other (income) expense, net, provision for income taxes, depreciation and amortization, stock-based compensation expense, restructuring and other one-time costs, and non-ordinary course legal fees related to our continuing operations. The following table presents a reconciliation of net loss from continuing operations, the most comparable GAAP financial measure, to Adjusted EBITDA for each of the periods presented:

	For the Fiscal Year Ended
(in thousands)	August 2, 2025	August 3, 2024
Net loss from continuing operations	$(28,844)	$(118,885)
Add (deduct):
Interest income	(10,709)	(11,250)
Other (income) expense, net	(173)	(1,631)
Provision (benefit) for income taxes	821	(1,661)
Depreciation and amortization (1)	27,860	35,489
Stock-based compensation expense	56,727	76,756
Restructuring and other one-time costs (2)	3,228	50,463
Non-ordinary course legal fees (3)	229	—
Adjusted EBITDA	$49,139	$29,281
(1)    For fiscal 2024, “Depreciation and amortization” excluded $12.1 million that was reflected in “Restructuring and other one-time costs”.
(2)    Restructuring and other one-time costs includes restructuring charges as described in Note 14, “Restructuring” in the Notes to the Consolidated Financial Statements in Part II, Item 8. Fiscal 2025 includes $2.0 million in one-time bonuses for certain continuing employees. Fiscal 2024 consists of $6.7 million in one-time professional services fees.
(3)    Non-ordinary course legal fees for fiscal 2025 include costs related to a specific class action lawsuit. We estimate we will incur approximately $4.2 million in non-ordinary course legal fees in fiscal 2026 related to said class action lawsuit. Refer to Note 8, “Commitments and Contingencies” in the Notes to the Consolidated Financial Statements in Part II, Item 8.

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

	For the Fiscal Year Ended
(in thousands)	August 2, 2025	August 3, 2024
Free Cash Flow reconciliation:
Net cash provided by operating activities from continuing operations	$25,575	$28,207
Deduct:
Purchases of property and equipment	(16,293)	(13,965)
Free Cash Flow	$9,282	$14,242
Net cash used in investing activities from continuing operations	$(59,121)	$(78,742)
Net cash used in financing activities from continuing operations	$(14,967)	$(15,493)
OPERATING METRICS

	August 2, 2025	August 3, 2024
Active Clients (in thousands)	2,309	2,508
Net Revenue per Active Client	$549	$533
Active Clients
We believe that the number of active clients is a key indicator of the overall health of our business. We define an active client as a client who checked out a Fix or was shipped an item via Freestyle in the preceding 52 weeks, measured as of the last day of that period. Clients check out a Fix when they indicate what items they are keeping
STITCH FIX, INC. | 2025 FORM 10-K | 35

through our mobile application or on our website. We consider each Women’s, Men’s, or Kids account as a client, even if they share the same household. A single person could have multiple accounts and count as multiple active clients. We had approximately 2,309,000 and 2,508,000 active clients as of August 2, 2025, and August 3, 2024, respectively, representing a year-over-year decrease of 7.9%. The decrease in active clients is due to dormant clients outpacing client additions during the year, which we largely attribute to client conversion and retention challenges.
Net Revenue per Active Client
We believe that net revenue per active client is an indicator of client engagement and satisfaction. We calculate net revenue per active client based on net revenue over the preceding four fiscal quarters divided by the number of active clients measured as of the last day of the period. Net revenue per active client was $549 and $533 as of August 2, 2025, and August 3, 2024, respectively, or a year-over-year increase of 3.0%.

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
Marketing expense is recorded in selling, general, and administrative expenses in the consolidated statements of operations and comprehensive loss. The largest component of our marketing expense is advertising, which was $117.3 million and $111.4 million for fiscal 2025 and fiscal 2024. We will continue to be methodical about our approach when we are making advertising decisions, and may adjust our spending up or down based on performance.
OPERATIONS AND INFRASTRUCTURE
We intend to leverage our data science and deep understanding of our clients’ needs to make targeted investments in technology and product, including continued integration of AI into internal business processes and client facing experiences.
MERCHANDISE MIX
We offer apparel, shoes, and accessories across categories, brands, product types, and price points. We currently serve our clients in the following categories: Women’s, Petite, Maternity, Men’s, Plus, and Kids. We carry a mix of third-party branded merchandise, including premium brands, and our own Owned Private Label Brands. We also
STITCH FIX, INC. | 2025 FORM 10-K | 36

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
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES
Selling, general, and administrative expenses (“SG&A”) consist primarily of compensation and benefits costs, including stock-based compensation expense, for our employees including our Stylists, fulfillment center operations, data analytics, merchandising, engineering, marketing, client experience, and corporate personnel. SG&A also includes marketing and advertising costs, third-party logistics costs, facility costs for our fulfillment centers and office, professional service fees, information technology costs, and depreciation and amortization expense. As a result of our restructuring and cost reduction actions from fiscal 2022 through fiscal 2025, we expect SG&A as a percentage of revenue in fiscal 2026 to continue to decrease as compared to fiscal 2025. Our classification of certain components within SG&A may vary from other companies in our industry and may not be comparable.
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
STITCH FIX, INC. | 2025 FORM 10-K | 37

RESULTS OF OPERATIONS
The following table summarizes our financial results from continuing operations:

	For the Fiscal Year Ended		%
(in thousands)	August 2, 2025	August 3, 2024	Change
Revenue, net	$1,267,171	$1,337,468	(5.3)%
Cost of goods sold	704,232	745,430	(5.5)%
Gross profit	562,939	592,038	(4.9)%
Selling, general, and administrative expenses	601,844	725,465	(17.0)%
Operating loss	(38,905)	(133,427)	(70.8)%
Interest income	10,709	11,250	(4.8)%
Other income (expense), net	173	1,631	(89.4)%
Loss before income taxes	(28,023)	(120,546)	(76.8)%
Provision for income taxes	821	(1,661)	(149.4)%
Net loss from continuing operations	$(28,844)	$(118,885)	(75.7)%
 The components of our results from continuing operations as a percentage of revenue were as follows:

	For the Fiscal Year Ended
	August 2, 2025	August 3, 2024
Revenue, net	100.0%	100.0%
Cost of goods sold	55.6%	55.7%
Gross margin	44.4%	44.3%
Selling, general, and administrative expenses	47.5%	54.2%
Operating loss	(3.1)%	(10.0)%
Interest income	0.8%	0.8%
Other income (expense), net	—%	0.1%
Loss before income taxes	(2.2)%	(9.0)%
Provision for income taxes	0.1%	(0.1)%
Net loss from continuing operations	(2.3)%	(8.9)%
Note: Due to rounding, percentages in this table may not sum to totals.
REVENUE AND GROSS MARGIN
Revenue in fiscal 2025 decreased by $70.3 million, or 5.3%, compared to fiscal 2024, which included a $21.6 million impact of an extra week. Excluding the impact of an extra week, revenue in fiscal 2025 decreased by $48.7 million or 3.7%, compared to fiscal 2024. The decline in revenue was primarily attributable to a 7.9% decrease in active clients from August 3, 2024, to August 2, 2025, which led to a decrease in sales of merchandise. Partially offsetting the revenue decline was an improvement in net revenue per active client, which was driven by higher average order values with the number of items kept by our clients per Fix increasing, and higher average unit retail prices.
Gross margin for fiscal 2025 increased by 10 basis points compared to the prior year period. The increase was primarily driven by higher average order values and transportation leverage due to improvements in carrier mix and rate negotiations with key carriers that offset some of the impact of rising shipping costs, partially offset by lower product margins.
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES
SG&A in fiscal 2025 decreased by $123.6 million, compared to fiscal 2024. The decrease was primarily driven by lower compensation and benefits expense including lower stock-based compensation expense, lower facilities costs, and lower depreciation and amortization expense, largely driven by our restructuring actions, partially offset by higher advertising spend.
SG&A as a percentage of revenue decreased to 47.5% for fiscal 2025, compared to 54.2% for fiscal 2024. The decrease was primarily driven by lower compensation and benefits expense including lower stock-based
STITCH FIX, INC. | 2025 FORM 10-K | 38

compensation expense, lower facilities costs, and lower depreciation and amortization expense, largely driven by our restructuring actions, as a percentage of revenue, partially offset by higher advertising spend as a percentage of revenue.
PROVISION FOR INCOME TAXES
The following table summarizes our effective tax rate from loss from continuing operations for the periods presented:

	For the Fiscal Year Ended
(in thousands, except percentages)	August 2, 2025	August 3, 2024
Loss from continuing operations before income taxes	$(28,023)	$(120,546)
Provision for income taxes	821	(1,661)
Effective tax rate	(2.9)%	1.4%
Our provision for income taxes increased in fiscal 2025 as compared to fiscal 2024, primarily due to a decrease in pretax losses, partially offset by a decrease in the reversal of stock-based compensation expenses.

LIQUIDITY AND CAPITAL RESOURCES
SOURCES OF LIQUIDITY
Our principal sources of liquidity are our cash, cash equivalents, investments, cash flows from continuing operations, and borrowing capacity under our credit facility. As of August 2, 2025, we had $114.0 million of cash and cash equivalents attributable to continuing operations, and $128.8 million of investments. As of August 2, 2025, we had repatriated our remaining cash held outside of the U.S. in the UK.
Credit Facility
On December 4, 2023, we entered into a first lien credit agreement with Citibank, N.A., as agent and lender, which provides for a $50.0 million revolving credit facility maturing on December 4, 2026 (the “2023 Credit Facility”). The 2023 Credit Facility includes a sub-facility that provides for the issuance of letters of credit in an amount of up to $30.0 million. Availability of the 2023 Credit Facility is based upon a borrowing base formula and periodic borrowing base certifications valuing certain of our accounts receivable, credit card receivables, and inventory as reduced by certain reserves, if any. Our borrowing availability based on balances as of August 2, 2025, was $50.0 million, and our excess availability was $31.3 million as a result of outstanding letters of credit, and no outstanding borrowing.
For information on the terms of the 2023 Credit Facility, refer to Note 7, “Credit Facility” within the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.
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
SHARE REPURCHASES
In January 2022, our Board of Directors authorized a share repurchase program to repurchase up to $150.0 million of our outstanding Class A common stock, with no expiration date (the “2022 Repurchase Program”). We may repurchase shares from time to time through open market repurchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. The actual timing, number and value of shares repurchased in the future will be determined by the Company in its discretion and will depend on a number of factors, including price, trading volume, market conditions, and other general business conditions. Repurchases will be funded from the Company’s existing cash and cash equivalents or future cash flow. The repurchase program may be modified, suspended, or terminated at any time. During fiscal 2025 and fiscal 2024, the Company made no repurchases of Class A common stock. As of August 2, 2025, the Company had repurchased an aggregate 2,302,141 shares of Class A common stock for $30.0 million, and $120.0 million remained available under the 2022 Repurchase Program authorization.
STITCH FIX, INC. | 2025 FORM 10-K | 39

CASH FLOWS
The following table summarizes our cash flows for the periods indicated below:

	For the Fiscal Year Ended
(in thousands)	August 2, 2025	August 3, 2024
Net cash provided by operating activities from continuing operations	$25,575	$28,207
Net cash used in investing activities from continuing operations	(59,121)	(78,742)
Net cash used in financing activities from continuing operations	(14,967)	(15,493)
Net decrease in cash and cash equivalents from continuing operations	$(48,513)	$(66,028)
CASH PROVIDED BY OPERATING ACTIVITIES FROM CONTINUING OPERATIONS
During fiscal 2025, cash provided by operating activities from continuing operations was $25.6 million, which consisted of a net loss from continuing operations of $28.8 million, adjusted by non-cash charges of $87.2 million and change in net operating assets and liabilities of $32.8 million. The non-cash charges were primarily driven by $56.7 million of stock-based compensation expense and $26.1 million of depreciation, amortization, and accretion. The change in net operating assets and liabilities was primarily due to a $24.8 million increase in gross inventory balances due to higher inventory receipts.
During the fiscal 2024, cash provided by operating activities from continuing operations was $28.2 million, which consisted of a net loss from continuing operations of $118.9 million, adjusted by non-cash charges of $124.6 million and a $22.5 million change in net operating assets and liabilities. The non-cash charges were primarily driven by $76.8 million of stock-based compensation expense and $44.5 million of depreciation, amortization, and accretion, $19.3 million of asset impairment, partially offset by $15.1 million of changes in inventory reserves. The change in net operating assets and liabilities was primarily due to a $47.7 million change in gross inventory balances due to a decline in inventory receipts to bring inventory balances in line with current demand.
CASH USED IN INVESTING ACTIVITIES FROM CONTINUING OPERATIONS
During fiscal 2025, cash used in investing activities from continuing operations was $59.1 million. This was due to purchases of securities available-for-sale of $197.9 million and purchases of property and equipment of $16.3 million, partially offset by sales and maturities of available-for-sale securities of $155.1 million.
During the fiscal 2024, cash used in investing activities from continuing operations was $78.7 million. This was primarily due to purchases of securities available-for-sale of $97.3 million and purchases of property and equipment of $14.0 million, partially offset by the maturities of available-for-sale securities of $32.2 million.
CASH USED IN FINANCING ACTIVITIES FROM CONTINUING OPERATIONS
During fiscal 2025, cash used in financing activities from continuing operations was $15.0 million primarily due to payments for tax withholding related to vesting of restricted stock units of $16.0 million.
During the fiscal 2024, cash used in financing activities from continuing operations was $15.5 million, primarily due to payments for tax withholding related to vesting of restricted stock units of $16.1 million, partially offset by proceeds from the exercise of stock options of $1.0 million.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS
Our most significant contractual obligations relate to purchase commitments of inventory and operating lease obligations related to our fulfillment centers and corporate office. As of August 2, 2025, we had remaining commitments of $138.4 million for inventory purchases, predominantly due within one year, and $63.7 million for other service agreements due over the next one to three years.
For information on our contractual obligations for operating leases and other obligations, refer to Note 4, “Leases” and Note 8 “Commitments and Contingencies”, respectively, within the Notes to the Consolidated Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report.
STITCH FIX, INC. | 2025 FORM 10-K | 40

CRITICAL ACCOUNTING ESTIMATES
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
The critical accounting estimates and judgments that we believe to have the most significant impacts to our consolidated financial statements are described below.
INVENTORY, NET
Inventory, net consists of finished goods which are recorded at the lower of cost or net realizable value using the first-in-first-out (“FIFO”) method. We establish a reserve for excess and slow-moving inventory we expect to write off or sell below cost as liquidations based on historical trends, which considers factors such as the age of the inventory and sell through rate for a particular item. In addition, we estimate and accrue shrinkage as a percentage of inventory out to the client and also accrue for damaged items and items we intend to liquidate. Estimates are made to reduce the inventory value for lost, stolen, damaged, or liquidated items to net realizable value. If actual experience differs significantly from our estimates due to changes in client merchandise preferences, client demand, or economic conditions, additional inventory write-downs may be required which could adversely affect our operating results. A 10% change in our inventory reserves estimate as of August 2, 2025, would result in a change in reserves of approximately $2.8 million.
We have not made any material changes to our assumptions included in the calculations of the lower of cost or net realizable value reserves during fiscal 2025 or 2024.
STOCK-BASED COMPENSATION
We grant stock options to our employees and members of our Board of Directors, and recognize stock-based compensation expense based on the fair value of such awards at grant date.
We estimate the fair value of stock options using the Black-Scholes option-pricing model.
The Black-Scholes option-pricing model requires us to use certain estimates and assumptions such as:
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
We record stock-based compensation expense net of estimated forfeitures so that expense is recorded for only the stock options that we expect to vest. We estimate forfeitures based on our historical forfeiture of stock options. We will revise our estimated forfeiture rate if actual forfeitures differ materially from our initial estimates.
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
We have not made any material changes to our revenue recognition accounting policies during fiscal 2025 or 2024.
STITCH FIX, INC. | 2025 FORM 10-K | 41

RECENT ACCOUNTING PRONOUNCEMENTS
For recent accounting pronouncements, refer to Note 2, “Significant Accounting Policies” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATE RISK
Our cash equivalents and investments in available-for-sale securities are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments. However, due to the short-term nature of the majority of our investment portfolio as of August 2, 2025, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio. As such, we do not expect a sudden change in market interest rates would have a material impact on our consolidated financial results.
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
STITCH FIX, INC. | 2025 FORM 10-K | 42

ITEM 8.	FINANCIAL STATEMENTS

STITCH FIX, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
STITCH FIX, INC. | 2025 FORM 10-K | 43

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Stitch Fix, Inc.:
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Stitch Fix, Inc. and subsidiaries (the "Company") as of August 2, 2025, and August 3, 2024, the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flow, for each of the fiscal years ended August 2, 2025, August 3, 2024, and July 29, 2023 and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of August 2, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 2, 2025 and August 3, 2024, and the results of its operations and its cash flows for each of the fiscal years ended August 2, 2025, August 3, 2024 and July 29, 2023, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 2, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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
STITCH FIX, INC. | 2025 FORM 10-K | 44

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
Inventory, Net – Excess and Slow-Moving Inventory Reserve – Refer to Note 2 to the financial statements
Critical Audit Matter Description
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
•We looked for indications that the reserve for excess and slow-moving inventory may be understated by evaluating write-off activity of inventory subsequent to August 2, 2025.
/s/ Deloitte & Touche LLP
San Francisco, California
September 25, 2025
We have served as the Company’s auditor since 2014.
STITCH FIX, INC. | 2025 FORM 10-K | 45

STITCH FIX, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)	August 2, 2025	August 3, 2024
Assets
Current assets:
Cash and cash equivalents	$113,952	$162,862
Short-term investments	120,901	84,106
Inventory, net	118,370	97,903
Prepaid expenses and other current assets	20,649	21,839
Total current assets	373,872	366,710
Long-term investments	7,894	—
Property and equipment, net	43,199	51,517
Operating lease right-of-use assets	51,201	63,780
Other long-term assets	4,456	4,857
Total assets	$480,622	$486,864
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$89,243	$87,058
Operating lease liabilities	22,752	21,817
Accrued liabilities	76,348	73,007
Gift card liability	6,238	6,749
Deferred revenue	8,616	9,217
Other current liabilities	3,030	5,201
Current liabilities, discontinued operations	—	502
Total current liabilities	206,227	203,551
Operating lease liabilities, net of current portion	70,759	95,685
Other long-term liabilities	658	606
Total liabilities	277,644	299,842
Commitments and contingencies (Note 8)
Stockholders’ equity:
Class A common stock, $0.00002 par value – 2,000,000,000 shares authorized at August 2, 2025, and August 3, 2024; 118,921,860 and 104,742,401 shares issued at August 2, 2025, and August 3, 2024; and 116,619,719 and 102,440,260 shares outstanding at August 2, 2025, and August 3, 2024, respectively	1	1
Class B common stock, $0.00002 par value – 100,000,000 shares authorized at August 2, 2025, and August 3, 2024; 15,856,558 and 22,318,035 shares issued and outstanding at August 2, 2025, and August 3, 2024, respectively	1	1
Additional paid-in capital	729,444	684,650
Accumulated other comprehensive income (loss)	(434)	(335)
Accumulated deficit	(495,992)	(467,253)
Treasury stock, at cost – 2,302,141 and 2,302,141 shares as of August 2, 2025, and August 3, 2024, respectively	(30,042)	(30,042)
Total stockholders’ equity	202,978	187,022
Total liabilities and stockholders’ equity	$480,622	$486,864

The accompanying notes are an integral part of these consolidated financial statements.
STITCH FIX, INC. | 2025 FORM 10-K | 46

STITCH FIX, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Fiscal Year Ended
(In thousands, except share and per share amounts)	August 2, 2025	August 3, 2024	July 29, 2023
Revenue, net	$1,267,171	$1,337,468	$1,592,521
Cost of goods sold	704,232	745,430	916,908
Gross profit	562,939	592,038	675,613
Selling, general, and administrative expenses	601,844	725,465	830,894
Operating loss	(38,905)	(133,427)	(155,281)
Interest income	10,709	11,250	5,841
Other income (expense), net	173	1,631	(25)
Loss before income taxes	(28,023)	(120,546)	(149,465)
Provision (benefit) for income taxes	821	(1,661)	871
Net loss from continuing operations	(28,844)	(118,885)	(150,336)
Net income (loss) from discontinued operations, net of income taxes	105	(9,955)	(21,637)
Net loss	(28,739)	(128,840)	(171,973)
Other comprehensive income (loss):
Change in unrealized gains and losses on available-for-sale securities, net of tax	(99)	267	1,738
Foreign currency translation	—	(1,129)	2,316
Total other comprehensive income (loss), net of tax	(99)	(862)	4,054
Comprehensive loss	$(28,838)	$(129,702)	$(167,919)
Loss per share from continuing operations attributable to common stockholders:
Basic	$(0.22)	$(0.99)	$(1.31)
Diluted	$(0.22)	$(0.99)	$(1.31)
Earnings (loss) per share from discontinued operations attributable to common stockholders:
Basic	$0.00	$(0.08)	$(0.19)
Diluted	$0.00	$(0.08)	$(0.19)
Loss per share attributable to common stockholders:
Basic	$(0.22)	$(1.07)	$(1.50)
Diluted	$(0.22)	$(1.07)	$(1.50)
Weighted-average shares used to compute earnings (loss) per share attributable to common stockholders:
Basic	128,784,547	120,214,198	114,684,980
Diluted	128,784,547	120,214,198	114,684,980

The accompanying notes are an integral part of these consolidated financial statements.
STITCH FIX, INC. | 2025 FORM 10-K | 47

STITCH FIX, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
(In thousands, except share amounts)	Shares	Amount				Shares	Amount
Balance as of July 30, 2022	111,592,931	$2	$522,658	$(3,527)	$(166,440)	(2,302,141)	$(30,042)	$322,651
Issuance of common stock upon exercise of stock options	121,687		161	—	—	—	—	161
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	6,209,769	—	(15,583)	—	—	—	—	(15,583)
Stock-based compensation	—	—	108,000	—	—	—	—	108,000
Net loss	—	—	—	—	(171,973)	—	—	(171,973)
Other comprehensive income, net of tax	—	—	—	4,054	—	—	—	4,054
Balance as of July 29, 2023	117,924,387	$2	$615,236	$527	$(338,413)	(2,302,141)	$(30,042)	$247,310
Issuance of common stock upon exercise of stock options	268,954		1,028	—	—	—	—	1,028
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	8,867,095	—	(16,261)	—	—	—	—	(16,261)
Stock-based compensation	—	—	84,647	—	—	—	—	84,647
Net loss	—	—	—	—	(128,840)	—	—	(128,840)
Other comprehensive income, net of tax	—	—	—	(862)	—	—	—	(862)
Balance as of August 3, 2024	127,060,436	$2	$684,650	$(335)	$(467,253)	(2,302,141)	$(30,042)	$187,022
Issuance of common stock upon exercise of stock options	294,566		1,093	—	—	—	—	1,093
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	7,423,416	—	(15,967)	—	—	—	—	(15,967)
Stock-based compensation	—	—	59,668	—	—	—	—	59,668
Net loss	—	—	—	—	(28,739)	—	—	(28,739)
Other comprehensive loss, net of tax	—	—	—	(99)	—	—	—	(99)
Balance as of August 2, 2025	134,778,418	$2	$729,444	$(434)	$(495,992)	(2,302,141)	$(30,042)	$202,978

The accompanying notes are an integral part of these consolidated financial statements.
STITCH FIX, INC. | 2025 FORM 10-K | 48

STITCH FIX, INC.
CONSOLIDATED STATEMENT OF CASH FLOW

	For the Fiscal Year Ended
(In thousands)	August 2, 2025	August 3, 2024	July 29, 2023
Cash Flows from Operating Activities from Continuing Operations:
Net loss from continuing operations	$(28,844)	$(118,885)	$(150,336)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities from continuing operations:
Change in inventory reserves	4,312	(15,094)	(17,919)
Stock-based compensation expense	56,727	76,756	102,072
Depreciation, amortization, and accretion	26,124	44,489	42,122
Asset impairment	—	19,283	16,874
Other	50	(869)	1,884
Change in operating assets and liabilities:
Inventory	(24,779)	47,739	76,047
Prepaid expenses and other assets	1,223	3,096	11,257
Income tax receivables	242	431	52,978
Operating lease right-of-use assets and liabilities	(11,412)	(11,935)	(2,996)
Accounts payable	2,014	(9,746)	(40,366)
Accrued liabilities	3,149	5,304	(19,698)
Deferred revenue	(601)	(2,150)	(2,824)
Gift card liability	(511)	(3,579)	(205)
Other liabilities	(2,119)	(6,633)	4,340
Net cash provided by operating activities from continuing operations	25,575	28,207	73,230
Cash Flows from Investing Activities from Continuing Operations:
Proceeds from sale of property and equipment	—	350	842
Purchases of property and equipment	(16,293)	(13,965)	(18,863)
Purchases of securities available-for-sale	(197,865)	(97,322)	(258)
Sales of securities available-for-sale	10,718	—	6,524
Maturities of securities available-for-sale	144,319	32,195	76,231
Net cash provided by (used in) investing activities from continuing operations	(59,121)	(78,742)	64,476
Cash Flows from Financing Activities from Continuing Operations:
Proceeds from the exercise of stock options, net	1,093	1,028	161
Payments for tax withholdings related to vesting of restricted stock units	(15,967)	(16,090)	(15,129)
Other	(93)	(431)	(117)
Net cash used in financing activities from continuing operations	(14,967)	(15,493)	(15,085)
Net increase (decrease) in cash and cash equivalents from continuing operations	(48,513)	(66,028)	122,621
Cash Flows from Discontinued Operations:
Net cash used in operating activities from discontinued operations	(397)	(9,687)	(15,400)
Net cash used in investing activities from discontinued operations	—	—	(150)
Net cash used in financing activities from discontinued operations	—	(172)	(454)
Net decrease in cash and cash equivalents from discontinued operations	(397)	(9,859)	(16,004)
Effect of exchange rate changes on cash and cash equivalents	—	(688)	1,885
Net increase (decrease) in cash and cash equivalents	(48,910)	(76,575)	108,502
Cash and cash equivalents at beginning of period	162,862	239,437	130,935
Cash and cash equivalents at end of period	$113,952	$162,862	$239,437
Supplemental Disclosure
Cash paid for income taxes	$814	$1,457	$1,111
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$1,127	$1,258	$1,226
Capitalized stock-based compensation	$2,941	$4,979	$6,421

The accompanying notes are an integral part of these consolidated financial statements.
STITCH FIX, INC. | 2025 FORM 10-K | 49

STITCH FIX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS
Stitch Fix, Inc. (“we,” “our,” “us,” or “the Company”) is an online personal styling service that helps people discover the styles they will love that fit perfectly so they always look - and feel - their best. Clients primarily engage with us by (1) receiving a curated shipment of items informed by our algorithms and chosen by a Stitch Fix Stylist (a “Fix”); or (2) purchasing directly from our website or mobile app based on an individualized assortment of outfit and item recommendations (“Freestyle”). Clients choose to schedule regular shipments or order a Fix on demand. Then, after receiving a Fix, they can purchase the items they want to keep and return the other items, if any. We are incorporated in Delaware and have operations in the United States. Previously, we also had operations in the United Kingdom (“UK”). During the first quarter of fiscal 2024, we ceased operations of our UK business and met the requirements to report the UK business as a discontinued operation for all periods presented.

2.	SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION
The consolidated financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The consolidated financial statements include the accounts of Stitch Fix, Inc. and our wholly-owned subsidiaries.
All intercompany balances and transactions have been eliminated in consolidation.
The Company’s fiscal year is a 52-week or 53-week period ending on the Saturday closest to July 31. The fiscal years ending August 2, 2025 (“fiscal 2025”), July 29, 2023 (“fiscal 2023”), and July 30, 2022 (“fiscal 2022”) each consisted of 52 weeks. The fiscal year ended August 3, 2024 (“fiscal 2024”) consisted of 53 weeks, with the extra week occurring in the fourth fiscal quarter ending August 3, 2024.
DISCONTINUED OPERATIONS
During the first quarter of fiscal 2024, we ceased operations of our UK business and met the requirements to report the UK business as a discontinued operation. Accordingly, the consolidated financial statements for all periods presented reflect the results of the UK business as a discontinued operation. Unless otherwise noted, amounts and disclosures throughout these Notes to Consolidated Financial Statements relate to the Company's continuing operations. Refer to Note 15, “Discontinued Operations” for further details.
USE OF ESTIMATES
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and the accompanying footnotes.
Significant estimates and assumptions are used for inventory, net, stock-based compensation expense, and revenue recognition. Actual results could differ from those estimates, and such differences may be material to the consolidated financial statements.
CASH AND CASH EQUIVALENTS
Cash consists of bank deposits and amounts in transit from banks for client credit card and debit card transactions that will process in less than seven days. Cash equivalents consist of investments in short-term money market funds.
INVESTMENTS
Our investments have been classified and accounted for as available-for-sale securities. We determine the appropriate classification of our investments at the time of purchase and reevaluate the classification at each balance sheet date. Available-for-sale securities with maturities of 12 months or less are classified as short-term and available-for-sale securities with original maturities greater than 12 months are classified as long-term. Our available-for-sale securities are carried at fair value, with unrealized gains and losses, net of taxes, reported within accumulated other comprehensive income (loss) (“AOCI”) in stockholders’ equity. The cost of securities sold is based upon the specific identification method.
STITCH FIX, INC. | 2025 FORM 10-K | 50

For debt securities with an amortized cost basis in excess of estimated fair value, we determine what amount of that deficit, if any, is caused by expected credit losses. The portion of the deficit attributable to expected credit losses is recognized in other income (expense), net in our consolidated statements of income, and was immaterial during fiscal 2025, fiscal 2024 and fiscal 2023. The allowance for expected credit losses on our available-for-sale debt securities was immaterial at both August 2, 2025 and August 3, 2024.
We have elected to present accrued interest receivable separately from short-term investments in our consolidated balance sheets. Accrued interest receivable was $1.1 million and $0.6 million as of August 2, 2025, and August 3, 2024, respectively, and was recorded in prepaid expenses and other current assets in the consolidated balance sheets. We have also elected to exclude accrued interest receivable from the estimation of expected credit losses on our available-for-sale securities and reverse accrued interest receivable through interest income when amounts are determined to be uncollectible. We did not write off any accrued interest receivable during fiscal 2025 or fiscal 2024.
FOREIGN CURRENCY
During the first quarter of fiscal 2024, we ceased operations of our UK business and met the requirements to report the UK business as a discontinued operation. The functional currency of our UK business was the British pound sterling. We translated assets and liabilities to U.S. dollars using period-end exchange rates, and average monthly exchange rates for revenues, costs, and expenses. Prior to being classified as a discontinued operation, we recorded translation gains and losses in AOCI as a component of stockholders’ equity. During the fiscal 2024, historical foreign currency translation losses, which were previously recognized in AOCI, were fully reclassified from equity to loss from discontinued operations, net of income taxes in the consolidated statements of operations and comprehensive loss. Refer to Note 9, “Accumulated Other Comprehensive Income (Loss)” and Note 15, “Discontinued Operations” for further details.
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
Our total inventory reserves, which reduce inventory in our consolidated balance sheets, were $27.9 million and $23.6 million as of August 2, 2025, and August 3, 2024, respectively. We have not made any material changes to our assumptions included in the calculations of the lower of cost or net realizable value reserves during fiscal 2025 or fiscal 2024.
STITCH FIX, INC. | 2025 FORM 10-K | 51

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
We did not record an impairment charge in fiscal 2025 or fiscal 2023. In the fourth quarter of fiscal 2024, we identified triggering events requiring impairment testing of our right-of-use lease asset associated with our San Francisco headquarters. We recorded an asset impairment charge of $19.3 million, related to a portion of our corporate office space, which was allocated between operating lease right-of-use assets and property and equipment, net to record the corresponding assets at their estimated fair market value. The significant assumptions used in the discounted cash flow models for each of the asset groups included projected sublease income based on estimated market rental rates, expected vacancy periods prior to the commencement of future subleases, and expected lease incentives offered to future tenants. These fair value measurements qualify as level 3 measurements in the fair value hierarchy. Refer to Note 4, “Leases” and Note 14, “Restructuring” for further information.
STITCH FIX, INC. | 2025 FORM 10-K | 52

REVENUE RECOGNITION
We generate revenue primarily from the sale of merchandise to clients in a Fix and when clients purchase merchandise directly from Freestyle. Clients create an online account on our website or mobile app, complete a style profile, and order a Fix or merchandise to be delivered on a specified date.
Each Fix represents an offer made by us to the client to purchase merchandise. The client is charged a nonrefundable upfront styling fee before the Fix is shipped. As an alternative to the styling fee, select clients have the option to purchase a Style Pass. Style Pass clients pay a nonrefundable annual fee for unlimited Fixes that is credited towards merchandise purchases. If the offer to purchase merchandise is accepted, we charge the client the order amount for the accepted merchandise, net of the upfront styling fee or Style Pass annual fee. For each Fix, acceptance occurs when the client checks out the merchandise on our website or mobile app. We offer a discount to clients who purchase all of the items in the Fix.
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
We deduct discounts, sales tax, and estimated refunds to arrive at net revenue. Sales tax collected from clients is not considered revenue and is included in accrued liabilities until remitted to the taxing authorities. All shipping costs are accounted for in cost of goods sold and all handling costs are accounted for as fulfillment costs within SG&A, and are therefore not evaluated as a separate performance obligation. Discounts are recorded as a reduction to revenue when the order is accepted. We record a refund reserve based on our historical refund patterns. Our refund reserve, which is included in accrued liabilities in the consolidated balance sheets, was $7.4 million and $6.4 million as of August 2, 2025, and August 3, 2024, respectively.
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
STITCH FIX, INC. | 2025 FORM 10-K | 53

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
The following table summarizes the balances of contractual liabilities included in deferred revenue, gift card liability, and other current liabilities as of the dates indicated:

(in thousands)	August 2, 2025	August 3, 2024
Deferred revenue:
Upfront styling fees	$4,939	$4,859
Style Pass annual fees	2,638	3,426
Freestyle orders	1,039	932
Total deferred revenue	$8,616	$9,217
Gift card liability	$6,238	$6,749
Other current liabilities:
Referral credits	$442	$179
The following table summarizes Revenue, net recognized during fiscal 2025, that was previously included in deferred revenue, gift card liability, and other current liabilities at August 3, 2024:

(in thousands)	Revenue Recognized from Amounts Previously Included in Deferred Balances at August 3, 2024
Upfront styling fees	$4,842
Style Pass annual fees	3,293
Freestyle orders	607
Gift card liability	2,135
Referral credits	68
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
Advertising Expenses
Marketing expense is recorded in SG&A in the consolidated statements of operations and comprehensive loss, and the largest component of our marketing expense is advertising expense. At any given time, our advertising efforts may include, social media marketing, keyword search campaigns, affiliate programs, partnerships, campaigns with celebrities and influencers, display advertising, television, radio, video, content, direct mail, email, mobile “push” communications, SMS, and search engine optimization. Costs associated with the production of advertising, such as writing, copy, printing, and other production costs are expensed as incurred. Costs associated with communicating advertising on online influencer campaigns and on all television and radio campaigns are expensed the first time the advertisement is run. All other online advertising costs are expensed as incurred. We recorded advertising expense of $117.3 million, $111.4 million, and $111.6 million for fiscal 2025, fiscal 2024, and fiscal 2023, respectively.
STITCH FIX, INC. | 2025 FORM 10-K | 54

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
STOCK-BASED COMPENSATION EXPENSE
We measure stock-based compensation expense using the estimated fair values of stock-based awards at the grant date. For options and restricted stock unit (“RSU”) awards with service conditions only, stock-based compensation expense is recognized, net of forfeitures, over the requisite service period using the straight-line method such that an expense is only recognized for those awards that we expect to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
We estimate the fair value of incentive stock options or nonqualified stock option awards using the Black-Scholes option-pricing model and amortizing the fair value over the applicable vesting period on a straight-line basis. The Black-Scholes option-pricing model includes the following assumptions:
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
STITCH FIX, INC. | 2025 FORM 10-K | 55

No client accounted for greater than 10% of total revenue, net for fiscal 2025, fiscal 2024 and fiscal 2023.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). This update is designed to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This standard also enhances interim disclosure requirements and provides new segment disclosure requirements for entities with a single reportable segment. This standard is effective for us beginning in fiscal 2025 for the annual period, and the interim periods thereafter. We adopted this ASU on a retrospective basis and added disclosures within Note 13, ”Segment Reporting”.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). This update enhances the transparency and decision usefulness of income tax disclosures by improving the income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The update also includes certain other amendments to improve the effectiveness of income tax disclosures. This standard is effective for us beginning in fiscal 2026 for the annual period, with early adoption permitted. We do not anticipate this standard to have a material impact on our consolidated financial statements or related disclosures.
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
Our financial instruments consist of cash, cash equivalents, investments, accounts receivable, accounts payable, and accrued liabilities. At August 2, 2025, and August 3, 2024, the carrying values of cash, accounts receivable, accounts payable, and accrued liabilities approximated fair value due to their short-term nature. We measure our cash equivalents and investments at fair value within Level 1 or Level 2 of the fair value hierarchy because we value these investments using unadjusted, quoted market prices; or alternative pricing sources and models utilizing market observable inputs, respectively.
Further, the Company measures the fair value of certain lease right of use assets and other long-lived assets subject to long-lived asset impairment using Level 3 unobservable inputs. Refer to 2. “Summary of Accounting Policies” for further details on impairment of long-lived assets.
Our cash equivalents and investments, which were accounted for as available-for-sale securities and were measured at fair value on a recurring basis as of August 2, 2025, and August 3, 2024, were as follows:

	August 2, 2025				August 3, 2024
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$59,945	$—	$—	$59,945	$84,594	$—	$—	$84,594
Investments:
U.S. Treasury securities	16,541	—	—	16,541	13,603	—	—	13,603
Corporate bonds (1)	—	105,110	—	105,110	—	67,527	—	67,527
Asset backed securities	—	1,499	—	1,499	—	—	—	—
Yankee bonds	—	5,645	—	5,645	—	—	—	—
U.S. Agency securities	—	—	—	—	—	2,976	—	2,976
Total	$76,486	$112,254	$—	$188,740	$98,197	$70,503	$—	$168,700
(1) For August 2, 2025, U.S. Treasury securities and corporate bonds includes both short-term investments with remaining maturities of less than one year, and long-term investments with remaining maturities over one year and less than five years.
STITCH FIX, INC. | 2025 FORM 10-K | 56

There were no transfers of financial assets or liabilities into or out of Level 1, Level 2, or Level 3 during fiscal 2025 or fiscal 2024.
The following table sets forth the amortized cost, gross unrealized gains and losses, and fair values of our investments, which are accounted for as available-for-sale securities, as of August 2, 2025, and August 3, 2024:

	August 2, 2025				August 3, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments:
U.S. Treasury securities	$16,542	$—	$(1)	$16,541	$13,588	$16	$(1)	$13,603
Corporate bonds	105,115	28	(33)	105,110	67,451	88	(12)	67,527
Asset backed securities	1,499	—	—	1,499	—	—	—	—
Yankee bonds	5,644	1	—	5,645	—	—	—	—
U.S. Agency securities	—	—	—	—	2,973	3	—	2,976
Total	$128,800	$29	$(34)	$128,795	$84,012	$107	$(13)	$84,106
No significant available-for-sale securities held as of the periods presented have been in a continuous unrealized loss position for more than 12 months as of August 2, 2025, and August 3, 2024.

4.	LEASES
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
As of August 2, 2025, the Company subleases certain office and warehouse space to third parties. These subleases have total original lease terms ranging from approximately two years to eight years that will expire at various dates by fiscal year 2032, one of which includes an option to extend the sublease for an additional two years.
The future lease payments as of August 2, 2025, were as follows:

(in thousands)	August 2, 2025
2026	$27,102
2027	26,342
2028	22,544
2029	9,170
2030	9,409
Thereafter	10,188
Total undiscounted future minimum lease payments(1)	104,755
Less: imputed interest	11,244
Total discounted future minimum lease payments	$93,511
(1) Total future minimum lease payments have not been reduced by minimum sublease income of approximately $27.3 million.
The weighted average remaining term for our leases as of August 2, 2025, and August 3, 2024, was 4.4 years and 5.1 years, respectively. The weighted average discount rate for our leases as of August 2, 2025, and August 3, 2024, was 5.2%.
STITCH FIX, INC. | 2025 FORM 10-K | 57

SUPPLEMENTAL CASH FLOW INFORMATION

	For the Fiscal Year Ended
(in thousands)	August 2, 2025	August 3, 2024
Cash paid for amounts included in the measurement of operating lease liabilities	$29,966	$35,461
Operating lease right-of-use assets obtained in exchange for operating lease liabilities, net of impairments and other reductions (1)	—	(21,055)
(1) In fiscal 2024, we recorded an impairment charge related to a portion of our corporate office space of $16.6 million. Refer to Note 14, “Restructuring” for further details on the impairment charge. In addition, in fiscal 2024, we entered into an early termination of our lease at our Dallas warehouse, resulting in removal of the right-of-use asset which was included in the $1.5 million loss on lease termination, recorded within selling, general, and administrative expenses on the consolidated statements of operations and comprehensive loss.
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
The components of our rent expense, which are recorded in selling, general, and administrative expense in the consolidated statement of operations and comprehensive loss, were as follows:

	For the Fiscal Year Ended
(in thousands)	August 2, 2025	August 3, 2024
Operating lease cost	$18,206	$26,949
Variable lease costs	7,253	8,807
Short-term lease costs	3	13
Operating lease impairment (1)	—	16,562
Loss on early termination	—	1,465
Sublease income (2)	(9,044)	(8,216)
Total	$16,418	$45,580
(1) Refer to Note 14, “Restructuring” for more details.
(2) During fiscal 2025 and fiscal 2024, we had subleases for certain portions of fulfillment centers and our corporate offices due to the reduction in square footage needs for current operations. We continue to seek sublease arrangements for corporate office space.

5.	PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following:

(in thousands)	August 2, 2025	August 3, 2024
Computer equipment	$6,931	$7,136
Office furniture and equipment	39,918	39,604
Leasehold improvements	38,520	40,279
Capitalized software	135,353	120,003
Construction in progress	1,983	163
Total property and equipment	222,705	207,185
Less: accumulated depreciation and amortization	(179,506)	(155,668)
Property and equipment, net	$43,199	$51,517
Depreciation and amortization expense for fiscal 2025, fiscal 2024, and fiscal 2023 was $27.9 million, $44.9 million and $41.2 million, respectively.
STITCH FIX, INC. | 2025 FORM 10-K | 58

6.	ACCRUED LIABILITIES
Accrued liabilities consisted of the following:

(in thousands)	August 2, 2025	August 3, 2024
Compensation and related benefits	$21,425	$13,804
Advertising	10,712	6,967
Sales taxes	5,785	6,583
Shipping and freight	10,546	10,998
Accrued accounts payable	4,189	10,607
Inventory purchases	13,007	14,473
Sales refund reserve	7,419	6,417
Other	3,265	3,158
Total accrued liabilities	$76,348	$73,007

7.	CREDIT FACILITY
On December 4, 2023, we entered into a first lien credit agreement with Citibank, N.A., as agent and lender, which provides for a $50.0 million revolving credit facility maturing on December 4, 2026 (the “2023 Credit Facility”). The 2023 Credit Facility includes a sub-facility that provides for the issuance of letters of credit in an amount of up to $30.0 million. Availability of the 2023 Credit Facility is based upon a borrowing base formula and periodic borrowing base certifications valuing certain of our accounts receivable, credit card receivables, and inventory as reduced by certain reserves, if any. Our borrowing availability based on balances as of August 2, 2025, was $50.0 million, and our excess availability was $31.3 million as a result of outstanding letters of credit, and no outstanding borrowing.
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
Debt under the 2023 Credit Facility is guaranteed by substantially all of our material domestic subsidiaries and is secured by substantially all of our and such subsidiaries’ assets. The 2023 Credit Facility contains affirmative and negative covenants, indemnification provisions, and events of default. The 2023 Credit Facility also contains financial covenants that require us to maintain a minimum liquidity level and, if applicable, a minimum total consolidated fixed charge coverage ratio during the periods set forth in the 2023 Credit Facility. As of August 2, 2025, we were in compliance with all financial covenants.

8.	COMMITMENTS AND CONTINGENCIES
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
On August 26, 2022, a class action lawsuit alleging violations of federal securities laws was filed by certain of our stockholders in the U.S. District Court for the Northern District of California, naming as defendants us and certain of our officers and directors (the “Securities Class Action”). An amended complaint was filed on August 15, 2023. The lawsuit alleges violations of the Securities Exchange Act of 1934, as amended, by us and our officers for allegedly making materially false and misleading statements regarding our Freestyle offering between June 2020 and June 2022. The plaintiffs seek unspecified monetary damages and other relief. The Company filed a motion to dismiss on November 1, 2023. A hearing on the motion to dismiss was held on April 18, 2024, and the motion to dismiss was granted on July 16, 2024, with leave to amend. The plaintiffs filed a second amended complaint on September 13,
STITCH FIX, INC. | 2025 FORM 10-K | 59

2024. The Company filed a motion to dismiss the second amended complaint on November 8, 2024. A hearing on the motion to dismiss the second amended complaint was held on March 27, 2025, and the motion to dismiss was granted in part and denied in part on July 9, 2025. The lawsuit remains pending.
On March 17, 2023, a derivative action was filed by certain of our stockholders against certain of our current and former directors and officers in the Court of Chancery for the State of Delaware, based on the same factual allegations underlying the Securities Class Action. It seeks damages and restitution to be paid to the Company by the individual defendants, governance changes, and attorney’s fees and costs. The case is stayed pending resolution of the class certification in the Securities Class Action.
On June 6, 2023, a shareholder action was filed by certain of our stockholders against certain of our current and former directors and officers in the Superior Court of the State of California for the County of Los Angeles. It alleged claims based on similar allegations underlying the Securities Class Action and sought, inter alia, all remedies provided by California Corporations Code Section 25402, restitution and disgorgement of alleged insider trading proceeds by insider trading defendants, and attorney’s fees and costs. The shareholder action was voluntarily dismissed on January 25, 2024. On May 24, 2024, another derivative action was filed by the same stockholder against certain of our current and former directors and officers, among others, in the Court of Chancery for the State of Delaware. It alleged claims based on similar allegations underlying the Securities Class Action and sought the disgorgement and redistribution of alleged insider trading profits by the insider trading defendants to stockholders, damages and restitution to be paid to the Company by the individual defendants, governance changes, and attorney’s fees and costs. On July 8, 2025, a notice of voluntary dismissal was filed for this action. The Court of Chancery for the State of Delaware approved the voluntary dismissal on August 8, 2025. On July 22, 2025, another derivative action was filed by the same stockholder against certain of our current and former directors and officers, among others, in the U.S. District Court for the Northern District of California. It alleges claims based on similar allegations underlying the Securities Class Action and seeks the disgorgement and redistribution of alleged insider trading profits by the insider trading defendants to stockholders, damages and restitution to be paid to the Company by the individual defendants, governance changes, and attorney’s fees and costs. The action in the Northern District of California remains pending.
There have been no other material changes to our commitments and contingencies disclosed in our 2024 Annual Report.
INDEMNIFICATIONS
In the ordinary course of business, we may provide indemnifications of varying scope and terms to vendors, directors, officers, and other parties with respect to certain matters. We have not incurred any material costs as a result of such indemnifications and have not accrued any liabilities related to such obligations in the consolidated financial statements.
PURCHASE COMMITMENTS
In the normal course of business, the Company enters into non-cancellable purchase commitments with various parties. As of August 2, 2025, we had remaining commitments of $138.4 million for inventory purchases, predominantly due within one year, and $63.7 million for other service agreements due over the next one to three years.
STITCH FIX, INC. | 2025 FORM 10-K | 60

9.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The tables below present the changes in accumulated other comprehensive income (loss) (“AOCI”) by component and, if applicable, the reclassifications out of AOCI for the periods presented:

	For the Fiscal Year Ended
	August 2, 2025			August 3, 2024
(in thousands)	Available-for-sale Securities	Foreign Currency Translation	Total	Available-for-sale Securities	Foreign Currency Translation	Total
Beginning balance	$(335)	$—	$(335)	$(602)	$1,129	$527
Other comprehensive income (loss) before reclassifications (1)	(104)	—	(104)	267	(2,274)	(2,007)
Amounts reclassified from AOCI	5	—	5	—	—	—
Release of cumulative foreign currency translation adjustments associated with discontinued operations (2)	—	—	—	—	1,145	1,145
Net change in AOCI	(99)	—	(99)	267	(1,129)	(862)
Ending balance	$(434)	$—	$(434)	$(335)	$—	$(335)
(1) There was no associated income tax effect for losses on available-for-sale securities for fiscal 2025 or fiscal 2024, as we have recorded a valuation allowance against these deferred tax balances.
(2) During the first quarter of fiscal 2024, we ceased operations of our UK business and the accounting requirements for reporting the UK business as a discontinued operation were met. Accordingly, in the first quarter of fiscal 2024, we reclassified historical foreign currency translation losses, which were previously recognized in AOCI, from stockholders’ equity to loss from discontinued operations, net of income taxes in the consolidated statements of operations and comprehensive loss. Refer to Note 15, “Discontinued Operations” for further details.

10.	STOCK-BASED COMPENSATION
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
2017 Incentive Plan
In November 2017, our Board of Directors and stockholders adopted our 2017 Incentive Plan (the “2017 Plan”). The remaining shares available for issuance under our 2011 Plan became reserved for issuance under the 2017 Plan. Our 2017 Plan provides for the grant of Class A incentive stock options to employees and for the grant of nonqualified stock options, stock appreciation rights, RSAs, RSU awards, performance restricted stock unit (“PSU”) awards, performance cash awards, and other forms of stock awards to employees, directors, and consultants. Employee stock option awards generally begin to vest six months after the grant date with the remaining shares subject to the option vesting ratably over the next 30 months. Options generally expire after 10 years. RSU awards made to employees generally vest ratably on a quarterly basis subject to the employee’s continued service with the Company. PSU awards made to employees generally vest on a quarterly basis following the end of the performance period, subject to the employee’s continued service with the Company. As of August 2, 2025, the number of shares authorized for issuance under the 2017 Plan was 50,276,797 shares of Class A common stock, and the number of shares available for grant was 2,630,245.
STITCH FIX, INC. | 2025 FORM 10-K | 61

The following table summarizes the shares available for grant under the 2017 Plan:

Shares Available for Grant
Balance at August 3, 2024	5,239,593
Authorized	6,237,914
Granted	(13,452,678)
Forfeited	4,605,416
Balance at August 2, 2025	2,630,245
2019 Inducement Plan
In October 2019, our Board of Directors adopted our 2019 Inducement Plan (the “2019 Plan”). Our 2019 Plan provides for the grant of Class A nonqualified stock options and RSU awards to individuals who satisfy the standards for inducement grants under the relevant Nasdaq Stock Market rules. As of August 2, 2025, the number of shares authorized for issuance under the 2019 Plan was 10,750,000 shares of Class A common stock and the number of shares available for grant was 1,967,541.
STOCK OPTIONS
Stock option activity under the 2011 Plan, 2017 Plan, and 2019 Plan was as follows:

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance at August 3, 2024	10,094,852	$5.67	8.36	$4,272
Exercised	(294,566)	3.71
Cancelled	(483,791)	11.50
Balance at August 2, 2025	9,316,495	$5.43	7.41	$6,774

Options vested and exercisable at year-end	6,510,370	$6.17	7.09	$4,264
Options vested and expected to vest at year-end	9,311,243	$5.42	7.41	$6,771
There were no options granted during fiscal 2025. The weighted-average grant date fair value of options granted during fiscal 2024 and fiscal 2023 was $2.09 and $2.72 per share, respectively. The total grant date fair value of options that vested during fiscal 2025, fiscal 2024, and fiscal 2023 was $7.3 million $7.1 million and $11.8 million, respectively. The aggregate intrinsic value of options exercised during fiscal 2025, fiscal 2024, and fiscal 2023 was $0.4 million, $0.1 million, $0.4 million, respectively. The aggregate intrinsic value of options exercised is the difference between the fair value of the underlying common stock on the date of exercise and the exercise price for in-the-money stock options.
RESTRICTED STOCK UNIT AWARDS
Employee RSUs are granted under the 2017 Plan and 2019 Plan, settle into Class A common stock, and generally vest ratably on a quarterly basis subject to the employee’s continued service with the Company.
RSU award activity under the 2017 Plan and 2019 Plan was as follows:

	Unvested RSU Awards
	Class A Common Stock	Weighted- Average Grant Date Fair Value
Unvested at August 3, 2024	8,239,439	$6.04
Granted	10,813,687	3.36
Vested	(7,423,416)	4.61
Forfeited	(5,038,425)	4.83
Unvested at August 2, 2025	6,591,285	$4.18
STITCH FIX, INC. | 2025 FORM 10-K | 62

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
In July 2025, the Company granted a PSU award to a senior executive which includes market-based and service-based vesting conditions. The award is eligible to vest in four equal tranches. Each tranche is subject to the achievement of a stock price hurdle, in which the Company’s closing stock price must be at or above a specified stock price target for 30 consecutive trading days, during a four-year performance period, as well as continued employment through each applicable vesting date. When a stock price hurdle is achieved, 25% of the number of granted awards are eligible to vest.
PSU award activity under the 2017 Plan was as follows:

	Unvested PSU Awards
	Class A Common Stock	Weighted- Average Grant Date Fair Value
Unvested at August 3, 2024	—	$—
Granted	2,638,991	3.48
Unvested at August 2, 2025	2,638,991	$3.48
STOCK-BASED COMPENSATION EXPENSE
Stock-based compensation expense for options, RSU awards, and PSU awards granted to employees for fiscal 2025 was $56.7 million. For fiscal 2024 and 2023, stock-based compensation expense for options and RSU awards granted to employees was $76.8 million and $102.1 million. Stock-based compensation expense is included in selling, general, and administrative expenses in the consolidated statements of operations and comprehensive loss.
The Company recognized no income tax benefit from stock-based compensation during fiscal 2025, fiscal 2024 and fiscal 2023 as the Company currently maintains a full valuation allowance against its net deferred tax assets.
As of August 2, 2025, the total unrecognized compensation expense related to unvested options, RSU awards, and PSU awards, net of estimated forfeitures, was $33.2 million, which we expect to recognize over an estimated weighted average period of 1.22 years.
Stock-based compensation expense related to RSU awards is recorded, net of forfeitures, over the requisite service period using the straight-line method such that an expense is only recognized for those awards that we expect to vest. Stock-based compensation expense related to PSU awards is recorded under the accelerated method. For PSU awards without a market-based vesting condition, stock-based compensation is adjusted in future periods for subsequent changes in the expected outcome of the performance related conditions. Stock-based compensation expense related to stock options is recorded by estimating the fair value of stock-based awards using the Black-Scholes option pricing model and amortizing the fair value of the stock-based awards granted over the applicable vesting period of the awards on a straight-line basis.
For PSU awards with a market-based vesting condition, the Company uses a Monte Carlo simulation, which uses subjective assumptions and simulates multiple stock price paths of the Common Stock to determine the fair value of market-based PSUs on the grant date. Stock-based compensation expense is recognized using an accelerated attribution method over the lesser of the derived performance periods or explicit achievement of the stock price hurdles. Compensation expense is recorded regardless of whether the market condition will be ultimately satisfied.
STITCH FIX, INC. | 2025 FORM 10-K | 63

The fair value of stock options granted in fiscal 2024 and fiscal 2023 to employees was estimated at the grant date using the Black-Scholes option-pricing model with the following assumptions:

For the Fiscal Year Ended
	August 3, 2024	July 29, 2023
Expected term (in years)	3.7 - 5.5	3.2 - 5.5
Volatility	77.3% - 79.9%	80.3% - 87.3%
Risk free interest rate	4.1% - 4.8%	3.6% - 4.4%
Dividend yield	—%	—%
The following assumptions are used to establish the fair value of the Company’s PSUs with market-based vesting conditions:

For the Fiscal Year Ended
August 2, 2025
Fair value per tranche	$3.01 - $3.64
Derived service period (in years)	0.59 - 1.57
Expected volatility	83.2%
Risk-free rate	3.8%
Cost of equity	20.6%

11.	INCOME TAXES
The components of loss from continuing operations before income taxes were as follows:

	For the Fiscal Year Ended
(in thousands)	August 2, 2025	August 3, 2024	July 29, 2023
Loss from continuing operations before income taxes:
United States	$(28,023)	$(120,546)	$(149,465)
Total loss from continuing operations before income taxes	$(28,023)	$(120,546)	$(149,465)
The components of the income tax provision (benefit) were as follows:

	For the Fiscal Year Ended
(in thousands)	August 2, 2025	August 3, 2024	July 29, 2023
Current:
Federal	$305	$(1,663)	$951
State	516	2	(80)
Total current	$821	$(1,661)	$871
Deferred:
Total deferred	$—	$—	$—
Total income tax provision (benefit)	$821	$(1,661)	$871
STITCH FIX, INC. | 2025 FORM 10-K | 64

The reconciliation of our effective tax rate to the statutory federal rate was as follows:

	For the Fiscal Year Ended
(in thousands, except percentages)	August 2, 2025		August 3, 2024		July 29, 2023
Taxes at federal statutory rate	$(5,885)	21.0%	$(25,315)	21.0%	$(31,388)	21.0%
State taxes, net of federal effect	456	(1.6)%	(11)	0.0%	(214)	0.1%
Stock-based compensation	1,310	(4.7)%	8,376	(6.9)%	14,917	(10.0)%
Change in valuation allowance	4,579	(16.3)%	22,179	(18.4)%	25,022	(16.7)%
R&D credits	(975)	3.5%	(6,032)	5.0%	(8,426)	5.6%
Uncertain tax positions	—	—%	(1,545)	1.3%	31	0.0%
Return to provision	(52)	0.2%	(207)	0.2%	2	0.0%
Excess officer’s compensation (2)	1,032	(3.7)%	376	(0.3)%	445	(0.3)%
Meals and entertainment (2)	321	(1.1)%	380	(0.3)%	415	(0.3)%
Other	35	(0.1)%	138	(0.1)%	67	0.0%
Effective tax rate (1)	$821	(2.9)%	$(1,661)	1.4%	$871	(0.6)%
(1) Due to rounding, percentages in this table may not sum to totals.
(2) Fiscal 2024 and fiscal 2023 amounts have been reclassified to conform to the current fiscal year presentation. Amounts were previously classified as “Other.”

Our provision for income taxes increased in fiscal 2025 as compared to fiscal 2024, primarily due to a decrease in pre-tax losses, partially offset by a decrease in the reversal of stock-based compensation expenses.
Our provision for income taxes decreased in fiscal 2024 as compared to fiscal 2023, primarily due to reserve releases from lapses in statutes of limitation and effective settlement of prior year tax positions.
The components of net deferred tax assets were as follows:

(in thousands)	August 2, 2025	August 3, 2024
Deferred tax assets:
Inventory reserve and UNICAP	$14,612	$11,816
Accruals and reserves	2,165	1,937
Research and development credits	48,304	48,424
Capitalized research and development costs	48,602	40,094
Stock-based compensation	6,724	7,892
Deferred revenue	1,148	1,661
Operating lease liability	24,473	30,889
Net operating losses	53,880	59,938
Other	1,719	2,071
Gross deferred tax assets	$201,627	$204,722
Less: valuation allowance	(179,564)	(176,732)
Deferred tax assets, net of valuation allowance	$22,063	$27,990
Deferred tax liabilities:
Depreciation and amortization	$(8,281)	$(10,747)
Operating lease right-of-use assets	(13,400)	(16,767)
Other	(382)	(476)
Gross deferred tax liabilities	$(22,063)	$(27,990)
Net deferred tax assets, net of valuation allowance	$—	$—
As of August 2, 2025, and August 3, 2024, we had federal net operating loss carryforwards of $161.1 million and $186.7 million, respectively, which will be carried forward indefinitely. As of August 2, 2025, and August 3, 2024, we had federal research and development tax credit carryforwards of $57.3 million and $57.1 million, respectively. The research and development tax credits will expire beginning in 2038, if not utilized.
STITCH FIX, INC. | 2025 FORM 10-K | 65

As of August 2, 2025, and August 3, 2024, we had state net operating loss carryforwards of $311.7 million and $328.5 million, respectively. Of these carryforwards, approximately $237.6 million will expire, if not utilized, in various years through 2045. The remaining carryforwards have no expiration. As of August 2, 2025, and August 3, 2024, we had California research and development tax credit carryforwards of $24.2 million and $24.1 million, respectively, which are not subject to expiration. Utilization of the net operating loss carryforwards, tax credits, and other tax attributes may be subject to various limitations due to the ownership change limitations provided by IRC Section 382 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before their utilization and reduce our ability to offset future income with our tax attributes.
On July 4, 2025, the One Big Beautiful Bill Act (the “2025 Tax Act”) was signed into law. The 2025 Tax Act includes a broad range of tax reform that may affect the Company’s financial results, including domestic research cost expensing and 100% first-year bonus depreciation. For tax years beginning after December 31, 2024, taxpayers may elect to either (i) immediately deduct eligible Section 174 research expenditures or (ii) capitalize and amortize such costs over a period of no less than 60 months. We are currently evaluating the impact of the 2025 Tax Act upon our future effective tax rate, tax liabilities, and cash taxes.
UNCERTAIN TAX POSITIONS
A reconciliation of our unrecognized tax benefits is as follows:

(in thousands)	August 2, 2025	August 3, 2024	July 29, 2023
Balance at the beginning of the year	$32,816	$29,916	$26,106
Lapse of statute of limitations	—	(377)	(474)
Increase related to prior period tax positions	33	2,572	1,134
Decrease related to prior period tax positions	(18)	(1,927)	—
Increase related to current year tax positions	341	2,632	3,150
Balance at the end of the year	$33,172	$32,816	$29,916
The amount of unrecognized tax benefits relating to our tax positions is subject to change based on future events including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statutes of limitations. The Company does not expect its gross unrecognized tax benefits to change significantly within the next 12 months. As of August 2, 2025, the total amount of unrecognized tax benefits, if recognized, would not affect the Company’s effective tax rate due to the existence of carryforwards and the valuation allowance in the United States and applicable U.S. state jurisdictions.
We recognize interest related to uncertain tax positions in our provision for income taxes. As of August 2, 2025, no interest or penalties have been recorded.
We file income tax returns in the U.S. federal and various state and local jurisdictions. As of August 2, 2025, our fiscal 2021 through fiscal 2024 tax returns are subject to potential examination in one or more jurisdictions.
We regularly assess whether it is more likely than not that we will realize our deferred tax assets in each taxing jurisdiction in which we operate. We consider many factors when assessing the likelihood of future realization, including our recent cumulative loss, earnings expectations in earlier future years, and other relevant factors. We continue to record a full valuation allowance on our U.S. federal and state net deferred tax assets due to cumulative historical losses. The valuation allowance primarily relates to federal and state deferred tax assets, including unrealized credit carryforwards and net operating losses. The valuation allowance increased by $2.8 million in fiscal 2025, and by $22.0 million in fiscal 2024.
A reconciliation of our valuation allowance was as follows:

(in thousands)	August 2, 2025	August 3, 2024
Valuation allowance at the beginning of the year	$176,732	$154,757
Valuation allowance charged to expense	5,632	29,246
Valuation allowance credited to other accounts	(2,800)	(7,271)
Valuation allowance at the end of the year	$179,564	$176,732
STITCH FIX, INC. | 2025 FORM 10-K | 66

12.	NET LOSS PER SHARE FROM CONTINUING OPERATIONS ATTRIBUTABLE TO COMMON STOCKHOLDERS AND COMMON STOCK
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
The table below presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted loss per share from continuing operations attributable to Class A and Class B common stockholders:

	For the Fiscal Year Ended
(in thousands, except share and per share amounts)	August 2, 2025	August 3, 2024	July 29, 2023
Numerator:
Net loss from continuing operations attributable to Class A and Class B common stockholders	$(28,844)	$(118,885)	$(150,336)
Denominator:
Weighted-average shares of common stock - basic	128,784,547	120,214,198	114,684,980
Weighted-average shares of common stock - diluted	128,784,547	120,214,198	114,684,980
Loss per share from continuing operations attributable to Class A and Class B common stockholders:
Basic	$(0.22)	$(0.99)	$(1.31)
Diluted	$(0.22)	$(0.99)	$(1.31)

As the Company has reported net loss from continuing operations for each of the periods presented, all potentially dilutive securities were considered antidilutive. The following common stock equivalents were excluded from the computation of diluted loss per share from continuing operations because their effect would have been antidilutive for the periods presented:

	For the Fiscal Year Ended
	August 2, 2025	August 3, 2024	July 29, 2023
Performance restricted stock units that settle into Class A common stock (1)	2,638,991	—	—
Restricted stock units that settle into Class A common stock	6,591,285	8,239,439	11,455,577
Stock options to purchase Class A common stock	8,620,586	9,368,354	7,297,653
Stock options to purchase Class B common stock	695,909	726,498	808,457
Total	18,546,771	18,334,291	19,561,687
(1) Refer to Note 10, “Stock-based Compensation” for further details.
STITCH FIX, INC. | 2025 FORM 10-K | 67

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
We did not repurchase any shares during the twelve months ended August 2, 2025, or August 3, 2024. As of August 2, 2025, $120.0 million remained available under the 2022 Repurchase Program authorization. Repurchases under the 2022 Repurchase Program during any given fiscal period will reduce the number of weighted-average common shares outstanding for the respective period.

13.	SEGMENT REPORTING
The Company identifies any operating segments based on whether the Company’s Chief Executive Officer, who is the Chief Operating Decision Maker (“CODM”), regularly reviews operating results of particular components of the Company’s activities and allocates resources and assesses performance based on those results. The Company has one operating segment and, as a result, one reportable segment related to the sale of merchandise directly to clients who received a curated shipment of items or purchased directly from its website or mobile app.
Financial information and data are provided to the CODM on a consolidated basis. The CODM uses consolidated net loss from continuing operations, as reported on the Company’s consolidated statements of operations, to evaluate performance, make key operating decisions, and allocate resources. Net loss from continuing operations is used to compare budget to actual results.
All long-lived assets are located in the United States and revenue is attributable to customers based in the United States.
The following table presents selected financial information with respect to the Company's single reportable segment, including significant segment expenses that are regularly provided to the CODM:

	For the Fiscal Year Ended
(in thousands)	August 2, 2025	August 3, 2024	July 29, 2023
Revenue, net	$1,267,171	$1,337,468	$1,592,521
Less:
Cost of goods sold	704,232	745,430	916,908
Advertising expense	117,254	111,399	111,581
Stock-based compensation expense	56,727	76,756	102,072
Depreciation and amortization expense	27,860	44,866	41,179
Interest income	(10,709)	(11,250)	(5,841)
Other (income) expense	(173)	(1,631)	25
Provision (benefit) for income taxes	821	(1,661)	871
Other segment expenses (1)	400,003	492,444	576,062
Net loss from continuing operations	$(28,844)	$(118,885)	$(150,336)
(1) Other segment expenses is primarily comprised of payroll and benefits expenses, technology fees, facilities expense, asset impairment charges, and other general and administrative expenses.

14.	RESTRUCTURING
In June 2022, we announced a restructuring plan (the “2022 Restructuring Plan”) to reduce our future fixed and variable operating costs and allow us to centralize key capabilities, strengthen decision-making to drive efficiencies, and ensure we are allocating resources to our most critical priorities. In fiscal 2022 and 2023, in furtherance of and as an expansion of the 2022 Restructuring Plan, we reduced our employee workforce, impaired a portion of our corporate office space, and announced intended closures of certain fulfillment centers. In fiscal 2024, in furtherance of and as an expansion of the 2022 Restructuring Plan, we closed certain fulfillment centers, implemented an organizational realignment which eliminated certain styling leadership and corporate positions, revised our compensation model for Stylists, and impaired a portion of our corporate office space in the fourth quarter of fiscal
STITCH FIX, INC. | 2025 FORM 10-K | 68

2024 due to change in the use of the space. In fiscal 2025, in furtherance of and as an expansion of the 2022 Restructuring Plan, we continued to implement an organizational realignment by eliminating certain corporate positions.
The components of total restructuring charges were as follows:

	For the Fiscal Year Ended
(in thousands)	August 2, 2025	August 3, 2024	July 29, 2023
Cash restructuring charges:
Severance and employee-related benefits (1)	$1,163	$10,065	$18,142
Lease terminations (1)	—	1,466	—
Other (1)	58	3,090	722
Non-cash restructuring charges:
Asset impairments (1) (2)	—	19,283	16,874
Accelerated depreciation (1)	—	9,021	2,805
Other (1)	—	913	1,364
Total restructuring (1)	$1,221	$43,838	$39,907
(1) Recorded in selling, general, and administrative expenses.
(2) Includes impairments of both operating lease right-of-use assets and property and equipment.

The following table provides the changes in the Company’s restructuring related liabilities, which are included within accounts payable and accrued liabilities on the consolidated balance sheets:

(in thousands)	Severance and Employee Related Benefits and Other
Balance at July 29, 2023	$1,923
Charges incurred	14,621
Cash payments	(13,284)
Balance at August 3, 2024	$3,260
Charges incurred	1,221
Cash payments	(4,481)
Balance at August 2, 2025	$—
As of August 2, 2025, we do not expect any additional cash restructuring charges related to the 2022 Restructuring Plan.

15.	DISCONTINUED OPERATIONS
In June 2023, we announced that we would enter a consultation period, in accordance with UK law, to explore exiting the market in the UK. During the first quarter of fiscal 2024, we ceased operations of our UK business and the accounting requirements for reporting the UK business as a discontinued operation were met. As a result, the UK business is presented in the accompanying consolidated statements as a discontinued operation for all periods presented.
Cash from our UK business is recorded as continuing operations on the consolidated balance sheets, as any cash remaining after the settlement of outstanding liabilities related to the UK business is expected to be repatriated into the U.S.
The following table summarizes the major classes of assets and liabilities of discontinued operations, if any, which are summarized separately in the consolidated balance sheets:

(in thousands)	August 2, 2025	August 3, 2024
Accrued liabilities	$—	$502
Current liabilities, discontinued operations	—	502
Total liabilities, discontinued operations	$—	$502
STITCH FIX, INC. | 2025 FORM 10-K | 69

The key components of loss from discontinued operations were as follows:

	For the Fiscal Year Ended
(in thousands)	August 2, 2025	August 3, 2024	July 29, 2023
Revenue, net	$—	$9,377	$45,902
Cost of goods sold	—	6,771	29,994
Gross profit	—	2,606	15,908
Selling, general, and administrative expenses	47	11,618	38,425
Operating profit (loss)	(47)	(9,012)	(22,517)
Interest income	—	187	379
Other income (expense), net (1)	(5)	(176)	1,120
Income (loss) before income taxes	(52)	(9,001)	(21,018)
Provision (benefit) for income taxes	(157)	954	619
Income (loss) from discontinued operations, net of income taxes	$105	$(9,955)	$(21,637)
(1) For fiscal year 2024, Other income (expense), net includes the loss from the release of historical foreign currency translation adjustments related to the exit of the UK business. Refer to Note 9, “Accumulated Other Comprehensive Income (Loss)” for further details.
We recorded expenses related to the exit and wind down of the UK business of an aggregate $0.1 million, $5.3 million, and $4.7 million for fiscal 2025, fiscal 2024, and fiscal 2023, respectively. In fiscal 2024, these charges were recorded in selling, general and administrative expenses from discontinued operations, and consisted primarily of severance and employee-related benefits and early contract termination charges. In fiscal 2023, these charges were recorded in both costs of goods sold and selling, general and administrative expenses from discontinued operations, and consisted primarily of losses from firm purchase commitments for future receipts of inventory, inventory write-downs to net realizable value, and fixed asset impairment charges.
We expect future expenses associated with the exit of the UK business to be immaterial.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.	CONTROLS AND PROCEDURES.
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”).
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on evaluation under these criteria, management determined that our internal control over financial reporting was effective as of the Evaluation Date.
Deloitte & Touche LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting and, as part of the audit, has issued a report on the effectiveness of our
STITCH FIX, INC. | 2025 FORM 10-K | 70

internal control over financial reporting as of August 2, 2025, which is included under “Item 8. Financial Statements and Supplementary Data” of this Annual Report.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the three months ended August 2, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 9B.	OTHER INFORMATION
Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended August 2, 2025, none of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as defined in Item 408 of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.
STITCH FIX, INC. | 2025 FORM 10-K | 71

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Information required by this item regarding directors and director nominees, executive officers, the Board of Directors and its committees, certain corporate governance matters, the Company’s Insider Trading Policy, and compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information set forth under the captions “Proposal 1: Election of Directors,” “Executive Officers,” “Executive Compensation—Executive Compensation Policies and Practices,” and “Delinquent Section 16(a) Reports” in the definitive proxy statement for our 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”).

We have adopted a written code of business conduct and ethics (“Code of Conduct”) that applies to all of our employees, officers and directors, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Conduct is available on our investor relations website at investors.stitchfix.com under “Documents” under the section entitled “Governance.” If we make any substantive amendments to our Code of Conduct or grant any of our directors or executive officers any waiver, including any implicit waiver, from a provision of our Code of Conduct, we will disclose the nature of the amendment or waiver on our website or in a Current Report on Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION.
Information required by this item regarding executive compensation is incorporated by reference to the information set forth under the captions “Proposal 1: Election of Directors—Compensation Committee Interlocks and Insider Participation,” “Executive Compensation” and “Director Compensation” in our 2025 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Information required by this item regarding security ownership of certain beneficial owners and management and securities authorized for issuance under our equity compensation plans is incorporated by reference to the information set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information” in our 2025 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Information required by this item regarding certain relationships and related transactions and director independence is incorporated by reference to the information set forth under the captions “Transactions with Related Persons and Indemnification” and “Proposal 1: Election of Directors—Independence of the Board” in our 2025 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.
Information required by this item regarding principal accounting fees and services is incorporated by reference to the information set forth under the caption “Proposal 3: Ratification of Selection of Independent Registered Public Accounting Firm” in our 2025 Proxy Statement.
STITCH FIX, INC. | 2025 FORM 10-K | 72

PART IV

ITEM 15.	EXHIBITS.
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
(3) The exhibits listed in the following Exhibit Index are filed, furnished, or incorporated by reference as part of this Annual Report.
EXHIBIT INDEX

		Incorporation by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
3.1*	Amended and Restated Certificate of Incorporation of Stitch Fix, Inc.	8-K	001-38291	3.1	11/21/2017
3.2*	Amended and Restated Bylaws of Stitch Fix, Inc.	8-K	001-38291	3.1	6/27/2023
4.1*	Form of Class A Common Stock Certificate.	S-1/A	333-221014	4.1	11/6/2017
4.2*	Form of Class B Common Stock Certificate.	S-8	333-221650	4.6	11/17/2017
4.3*	Description of Class A Common Stock.	10-K	001-38291	4.3	9/25/2020
10.1*	Amended and Restated Investor Rights Agreement, dated April 10, 2014.	S-1	333-221014	10.1	10/19/2017
10.2*+	Stitch Fix, Inc. 2011 Equity Incentive Plan, as amended.	S-1	333-221014	10.2	10/19/2017
10.3*+	Forms of grant notice, stock option agreement, notice of exercise and early exercise stock purchase agreement under the Stitch Fix, Inc. 2011 Equity Incentive Plan, as amended.	S-1	333-221014	10.3	10/19/2017
10.4*+	Stitch Fix, Inc. 2017 Incentive Plan, as amended.	S-8	333-267543	99.1	9/21/2022
10.5+	Forms of stock option grant notice, stock option agreement and notice of exercise under the Stitch Fix, Inc. 2017 Incentive Plan.	10-K	001-38291	10.5	9/20/2023
10.6*	Forms of restricted stock unit grant notice and award agreement for Vice Presidents and above under the Stitch Fix, Inc. 2017 Incentive Plan.	10-K	001-38291	10.6	9/20/2023
10.7*	Forms of restricted stock unit grant notice and award agreement under the Stitch Fix, Inc. 2017 Incentive Plan.	10-K	001-38291	10.7	9/20/2023
10.8+	Form of performance restricted stock unit grant notice and award agreement under the Stitch Fix, Inc. 2017 Incentive Plan.	10-Q	001-38291	10.2	12/11/2024
10.9+	Stitch Fix, Inc. 2019 Inducement Plan, as amended.	S-8	333-264376	99.1	4/19/2022
10.10+	Forms of stock option grant notice, stock option agreement and notice of exercise under the Stitch Fix, Inc. 2019 Inducement Plan.	10-K	001-38291	10.9	9/20/2023
10.11+	Forms of restricted stock unit grant notice and award agreement under the Stitch Fix, Inc. 2019 Inducement Plan.	10-K	001-38291	10.10	9/20/2023
10.12*+	Form of Indemnity Agreement entered into by and between Stitch Fix, Inc. and each director and executive officer.	S-1	333-221014	10.7	10/19/2017
10.13*	Director Compensation Policy, effective October 14, 2024	10-Q	001-38291	10.1	12/11/2024
10.14*	Form of Board of Directors Offer Letter.	10-K	001-38291	10.13	9/25/2024
10.15*+	Offer Letter by and between Matt Baer and Stitch Fix, Inc., dated June 9, 2023.	10-K	001-38291	10.13	9/20/2023
STITCH FIX, INC. | 2025 FORM 10-K | 73

		Incorporation by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
10.16*+	Offer Letter by and between Matt Baer and Stitch Fix, Inc., as modified June 13, 2024.	10-K	001-38291	10.13	9/25/2024
10.17*+	Separation Agreement, by and between Stitch Fix, Inc. and Elizabeth Spaulding, dated January 5, 2023.	10-Q	001-38291	10.3	3/8/2023
10.18*+	Separation Agreement between Sachin Dhawan and Stitch Fix, Inc., dated July 20, 2023.	10-K	001-38291	10.22	9/20/2023
10.19*+	Offer Letter, by and between Stitch Fix, Inc. and David Aufderhaar, dated April 4, 2023.	10-Q	001-38291	10.1	6/7/2023
10.20*+	Offer Letter, by and between Stitch Fix, Inc. and Casey O’Connor, dated November 29, 2022.	10-Q	001-38291	10.1	12/6/2023
10.21*+	Offer Letter, by and between Stitch Fix, Inc. and Tony Bacos, dated October 20, 2023.	10-K	001-38291	10.13	9/25/2024
10.22*	Office Lease, by and between Stitch Fix, Inc. and Post-Montgomery Associates, dated as of November 10, 2015, as amended.	S-1/A	333-221014	10.12	11/6/2017
10.23*	First Amendment to Original Office Lease, executed February 22, 2016, between Stitch Fix, Inc. and Post-Montgomery Associates.	10-Q	001-38291	10.1	3/13/2018
10.24*	Second Amendment to Original Office Lease, executed September 6, 2017, between Stitch Fix, Inc. and Post-Montgomery Associates.	10-Q	001-38291	10.2	3/13/2018
10.25*	Third Amendment to the Office Lease, by and between Stitch Fix, Inc. and Post-Montgomery Associates, dated as of January 29, 2018.	8-K	001-38291	10.1	2/2/2018
10.26*	Fourth Amendment to the Office Lease, by and between Stitch Fix, Inc. and Post-Montgomery Associates, dated as of June 4, 2018.	10-Q	001-38291	10.2	6/8/2018
10.27*	Credit Agreement, by and between Stitch Fix, Inc. and Citibank, dated as of December 4, 2023.	10-Q	001-38291	10.2	12/6/2023
19.1	Stitch Fix, Inc. Insider Trading Policy.	10-K	001-38291	10.13	9/25/2024
21.1	List of Subsidiaries of Stitch Fix, Inc.					X
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	Incentive Compensation Recoupment Policy, effective October 2, 2023.					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
104	Cover Page Interactive Data File (the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
+ Indicates management contract or compensatory plan.
* Document has been previously filed with the Securities and Exchange Commission and is incorporated herein by reference herein.
STITCH FIX, INC. | 2025 FORM 10-K | 74

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
None.

STITCH FIX, INC. | 2025 FORM 10-K | 75

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

Stitch Fix, Inc.
Date:	September 25, 2025	By:	/s/ David Aufderhaar
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

Name	Title	Date

/s/ Matt Baer	Chief Executive Officer and Director	September 25, 2025
Matt Baer	(Principal Executive Officer)

/s/ David Aufderhaar	Chief Financial Officer	September 25, 2025
David Aufderhaar	(Principal Financial Officer and Principal Accounting Officer)

/s/ Kofi Amoo-Gottfried	Director	September 25, 2025
Kofi Amoo-Gottfried

/s/ Timothy Baxter	Director	September 25, 2025
Timothy Baxter

/s/ J. William Gurley	Director	September 25, 2025
J. William Gurley

/s/ Katrina Lake	Founder and Director	September 25, 2025
Katrina Lake

/s/ Sharon McCollam	Director	September 25, 2025
Sharon McCollam

/s/ Fiona Tan	Director	September 25, 2025
Fiona Tan

/s/ Elizabeth Williams	Director	September 25, 2025
Elizabeth Williams
STITCH FIX, INC. | 2025 FORM 10-K | 76