Form 10-Q
period 2025-11-01
Stitch Fix, Inc.
filed 2025-12-05
CIK 1576942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 1, 2025
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

As of November 28, 2025, the number of outstanding shares of the registrant’s Class A common stock, par value $0.00002 per share, was 118,645,941, and the number of outstanding shares of the registrant’s Class B common stock, par value $0.00002 per share, was 15,553,053.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements that involve risks, uncertainties, and assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report that are not purely historical, including without limitation statements regarding our projected financial position and results, business strategy, plans, and objectives of our management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management, which are in turn based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties, and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” included under Part II, Item 1A below. Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
STITCH FIX, INC. | Q1 2026 FORM 10-Q | 1

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STITCH FIX, INC.
INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STITCH FIX, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)	November 1, 2025	August 2, 2025
Assets
Current assets:
Cash and cash equivalents	$114,494	$113,952
Short-term investments	129,666	120,901
Inventory, net	141,503	118,370
Prepaid expenses and other current assets	49,688	20,649
Total current assets	435,351	373,872
Long-term investments	—	7,894
Property and equipment, net	43,063	43,199
Operating lease right-of-use assets	48,125	51,201
Other long-term assets	4,199	4,456
Total assets	$530,738	$480,622
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$119,915	$89,243
Operating lease liabilities	22,547	22,752
Accrued liabilities	101,236	76,348
Gift card liability	5,927	6,238
Deferred revenue	8,372	8,616
Other current liabilities	3,599	3,030
Total current liabilities	261,596	206,227
Operating lease liabilities, net of current portion	64,403	70,759
Other long-term liabilities	658	658
Total liabilities	326,657	277,644
Commitments and contingencies (Note 6)
Stockholders’ equity:
Class A common stock, $0.00002 par value – 2,000,000,000 shares authorized at November 1, 2025, and August 2, 2025; 120,948,082 and 118,921,860 shares issued at November 1, 2025, and August 2, 2025; and 118,645,941 and 116,619,719 shares outstanding at November 1, 2025, and August 2, 2025, respectively	1	1
Class B common stock, $0.00002 par value – 100,000,000 shares authorized at November 1, 2025, and August 2, 2025; 15,553,053 and 15,856,558 shares issued and outstanding at November 1, 2025, and August 2, 2025, respectively	1	1
Additional paid-in capital	736,800	729,444
Accumulated other comprehensive income (loss)	(325)	(434)
Accumulated deficit	(502,354)	(495,992)
Treasury stock, at cost – 2,302,141 and 2,302,141 shares as of November 1, 2025, and August 2, 2025, respectively	(30,042)	(30,042)
Total stockholders’ equity	204,081	202,978
Total liabilities and stockholders’ equity	$530,738	$480,622

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
STITCH FIX, INC. | Q1 2026 FORM 10-Q | 3

STITCH FIX, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended
(In thousands, except share and per share amounts)	November 1, 2025	November 2, 2024
Revenue, net	$342,127	$318,818
Cost of goods sold	192,803	174,013
Gross profit	149,324	144,805
Selling, general, and administrative expenses	157,899	153,771
Operating loss	(8,575)	(8,966)
Interest income	2,356	2,932
Other expense, net	(85)	(72)
Loss before income taxes	(6,304)	(6,106)
Provision for income taxes	58	157
Net loss from continuing operations	(6,362)	(6,263)
Net income from discontinued operations, net of income taxes	—	7
Net loss	(6,362)	(6,256)
Other comprehensive income (loss):
Change in unrealized gains and losses on available-for-sale securities, net of tax	109	40
Total other comprehensive income (loss), net of tax	109	40
Comprehensive loss	$(6,253)	$(6,216)
Loss per share from continuing operations attributable to common stockholders:
Basic	$(0.05)	$(0.05)
Diluted	$(0.05)	$(0.05)
Earnings per share from discontinued operations attributable to common stockholders:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00
Loss per share attributable to common stockholders:
Basic	$(0.05)	$(0.05)
Diluted	$(0.05)	$(0.05)
Weighted-average shares used to compute earnings (loss) per share attributable to common stockholders:
Basic	133,345,590	125,972,658
Diluted	133,345,590	125,972,658

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
STITCH FIX, INC. | Q1 2026 FORM 10-Q | 4

STITCH FIX, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	For the Three Months Ended November 1, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance as of August 2, 2025	134,778,418	$2	$729,444	$(434)	$(495,992)	(2,302,141)	$(30,042)	$202,978
Issuance of common stock upon exercise of stock options	63,044		248	—	—	—	—	248
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	1,659,673	—	(4,870)	—	—	—	—	(4,870)
Stock-based compensation	—	—	11,978	—	—	—	—	11,978
Net loss	—	—	—	—	(6,362)	—	—	(6,362)
Other comprehensive loss, net of tax	—	—	—	109	—	—	—	109
Balance as of November 1, 2025	136,501,135	$2	$736,800	$(325)	$(502,354)	(2,302,141)	$(30,042)	$204,081

	For the Three Months Ended November 2, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance as of August 3, 2024	127,060,436	$2	$684,650	$(335)	$(467,253)	(2,302,141)	$(30,042)	$187,022
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	2,085,038	—	(3,785)	—	—	—	—	(3,785)
Stock-based compensation	—	—	13,474	—	—	—	—	13,474
Net loss	—	—	—	—	(6,256)	—	—	(6,256)
Other comprehensive income, net of tax	—	—	—	40	—	—	—	40
Balance as of November 2, 2024	129,145,474	$2	$694,339	$(295)	$(473,509)	(2,302,141)	$(30,042)	$190,495
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
STITCH FIX, INC. | Q1 2026 FORM 10-Q | 5

STITCH FIX, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW

	For the Three Months Ended
(In thousands)	November 1, 2025	November 2, 2024
Cash Flows from Operating Activities from Continuing Operations:
Net loss from continuing operations	$(6,362)	$(6,263)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities from continuing operations:
Change in inventory reserves	2,308	4,970
Stock-based compensation expense	11,496	12,650
Depreciation, amortization, and accretion	5,994	6,859
Other	2,288	34
Change in operating assets and liabilities:
Inventory	(25,441)	(26,212)
Prepaid expenses and other assets	883	1,771
Operating lease right-of-use assets and liabilities	(3,485)	(2,874)
Accounts payable	30,377	27,223
Accrued liabilities	(7,159)	(3,507)
Deferred revenue	(244)	39
Gift card liability	(311)	(453)
Other liabilities	569	31
Net cash provided by operating activities from continuing operations	10,913	14,268
Cash Flows from Investing Activities from Continuing Operations:
Purchases of property and equipment	(5,339)	(4,323)
Purchases of securities available-for-sale	(9,410)	(46,074)
Sales of securities available-for-sale	1,500	2,468
Maturities of securities available-for-sale	7,500	12,200
Net cash used in investing activities from continuing operations	(5,749)	(35,729)
Cash Flows from Financing Activities from Continuing Operations:
Proceeds from the exercise of stock options, net	248	—
Payments for tax withholdings related to vesting of restricted stock units	(4,870)	(3,785)
Net cash used in financing activities from continuing operations	(4,622)	(3,785)
Net increase (decrease) in cash and cash equivalents from continuing operations	542	(25,246)
Cash Flows from Discontinued Operations:
Net cash used in operating activities from discontinued operations	—	(463)
Net decrease in cash and cash equivalents from discontinued operations	—	(463)
Net increase (decrease) in cash and cash equivalents	542	(25,709)
Cash and cash equivalents at beginning of period	113,952	162,862
Cash and cash equivalents at end of period	$114,494	$137,153
Supplemental Disclosure
Cash paid for income taxes	$33	$521
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$1,370	$43
Capitalized stock-based compensation	$482	$824

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
STITCH FIX, INC. | Q1 2026 FORM 10-Q | 6

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
Previously, we also had operations in the United Kingdom (“UK”). During the first quarter of fiscal year ended August 3, 2024 (“fiscal 2024”), we ceased operations of our UK business and met the requirements to report the UK business as a discontinued operation for all periods presented.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION
The unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The unaudited condensed consolidated financial statements include the accounts of Stitch Fix, Inc. and our wholly-owned subsidiaries.
All intercompany balances and transactions have been eliminated in consolidation.
The Company’s fiscal year is a 52-week or 53-week period ending on the Saturday closest to July 31. The fiscal years ending August 1, 2026 (“fiscal 2026”) and August 2, 2025 (“fiscal 2025”) each consisted of 52 weeks.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended August 2, 2025 (the “2025 Annual Report”).
DISCONTINUED OPERATIONS
During the first quarter of fiscal 2024, we ceased operations of our UK business and met the requirements to report the UK business as a discontinued operation. Accordingly, the unaudited condensed consolidated financial statements for all periods presented reflect the results of the UK business as a discontinued operation. Unless otherwise noted, amounts and disclosures throughout these Notes to Consolidated Financial Statements relate to the Company's continuing operations. Refer to Note 12, “Discontinued Operations” for further details.
USE OF ESTIMATES
The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the unaudited condensed consolidated financial statements and the accompanying footnotes.
Significant estimates and assumptions are used for inventory, net, stock-based compensation expense, and revenue recognition. Actual results could differ from those estimates, and such differences may be material to the unaudited condensed consolidated financial statements.
SIGNIFICANT ACCOUNTING POLICIES
Unless noted below, there have been no changes to the Company’s significant accounting policies, as described in our 2025 Annual Report, that had a material impact on these unaudited condensed consolidated financial statements and related notes.
REVENUE RECOGNITION
We generate revenue primarily from the sale of merchandise to clients in a Fix and when clients purchase merchandise directly from Freestyle. Clients create an online account on our website or mobile app, complete a style profile, and order a Fix or merchandise to be delivered on a specified date.
STITCH FIX, INC. | Q1 2026 FORM 10-Q | 7

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
The following table summarizes the balances of contractual liabilities included in deferred revenue, gift card liability, and other current liabilities as of the dates indicated:

(in thousands)	November 1, 2025	August 2, 2025
Deferred revenue:
Upfront styling fees	$5,388	$4,939
Style Pass annual fees	2,323	2,638
Freestyle orders	661	1,039
Total deferred revenue	$8,372	$8,616
Gift card liability	$5,927	$6,238
Other current liabilities:
Referral credits	$499	$442
The following table summarizes Revenue, net recognized during three months ended November 1, 2025, that was previously included in deferred revenue, gift card liability, and other current liabilities at August 2, 2025:

(in thousands)	Revenue Recognized from Amounts Previously Included in Deferred Balances at August 2, 2025
Upfront styling fees	$4,889
Style Pass annual fees	1,148
Freestyle orders	668
Gift card liability	865
Referral credits	92
CONCENTRATION OF CREDIT RISK
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
No client accounted for greater than 10% of total revenue, net for the three months ended November 1, 2025 and November 2, 2024.
STITCH FIX, INC. | Q1 2026 FORM 10-Q | 8

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). This update enhances the transparency and decision usefulness of income tax disclosures by improving the income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The update also includes certain other amendments to improve the effectiveness of income tax disclosures. This guidance is effective for annual periods beginning after December 15, 2024 and should be applied on a prospective basis, with early adoption permitted. We do not anticipate this standard to have a material impact on our consolidated financial statements or related disclosures.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). This update is to improve the disclosures of components of certain income statement expense items. In January 2025, the FASB additionally issued ASU No. 2025-01, which clarified the effective date of ASU 2024-03 for entities that do not have a calendar year-end. This guidance is effective for annual reporting periods beginning after December 15, 2027 and should be applied on either a retrospective or prospective basis, with early adoption permitted. We are currently evaluating the impact that this standard will have on our consolidated financial statements or related disclosures.
In September 2025. the FASB issued ASU No. 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). This update amends recognition and disclosure guidance for internal-use software costs, removing the previous software development stage model with a more principles-based, probable-to-complete recognition threshold. This guidance is effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual reporting periods. The guidance should be applied on either a retrospective, prospective or modified transition approach. Early adoption is permitted. We are currently evaluating the impact that this standard will have on our consolidated financial statements or related disclosures.

3.	FAIR VALUE MEASUREMENTS
Our financial instruments consist of cash, cash equivalents, investments, accounts receivable, accounts payable, and accrued liabilities. At November 1, 2025, and August 2, 2025, the carrying values of cash, accounts receivable, accounts payable, and accrued liabilities approximated fair value due to their short-term nature. We measure our cash equivalents and investments at fair value within Level 1 or Level 2 of the fair value hierarchy because we value these investments using unadjusted, quoted market prices; or alternative pricing sources and models utilizing market observable inputs, respectively.
Further, the Company measures the fair value of certain lease right of use assets and other long-lived assets subject to long-lived asset impairment using Level 3 unobservable inputs.
Our cash equivalents and investments, which were accounted for as available-for-sale securities and were measured at fair value on a recurring basis as of November 1, 2025, and August 2, 2025, were as follows:

	November 1, 2025				August 2, 2025
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$61,029	$—	$—	$61,029	$59,945	$—	$—	$59,945
Investments:
U.S. Treasury securities (1)	13,547	—	—	13,547	16,541	—	—	16,541
Corporate bonds (1)	—	110,423	—	110,423	—	105,110	—	105,110
Asset backed securities	—	—	—	—	—	1,499	—	1,499
Yankee bonds	—	5,696	—	5,696	—	5,645	—	5,645
Total	$74,576	$116,119	$—	$190,695	$76,486	$112,254	$—	$188,740
(1) For November 1, 2025, investments have remaining maturities of less than one year. For August 2, 2025, U.S. Treasury securities and corporate bonds includes both short-term investments with remaining maturities of less than one year, and long-term investments with remaining maturities over one year and less than five years.
STITCH FIX, INC. | Q1 2026 FORM 10-Q | 9

The following table sets forth the amortized cost, gross unrealized gains and losses, and fair values of our investments, which are accounted for as available-for-sale securities, as of November 1, 2025, and August 2, 2025:

	November 1, 2025				August 2, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments:
U.S. Treasury securities	$13,531	$16	$—	$13,547	$16,542	$—	$(1)	$16,541
Corporate bonds	110,338	87	(2)	110,423	105,115	28	(33)	105,110
Asset backed securities	—	—	—	—	1,499	—	—	1,499
Yankee bonds	5,692	4	—	5,696	5,644	1	—	5,645
Total	$129,561	$107	$(2)	$129,666	$128,800	$29	$(34)	$128,795
No significant available-for-sale securities held as of the periods presented have been in a continuous unrealized loss position for more than 12 months as of November 1, 2025, and August 2, 2025.

4.	ACCRUED LIABILITIES
Accrued liabilities consisted of the following:

(in thousands)	November 1, 2025	August 2, 2025
Compensation and related benefits	$10,945	$21,425
Advertising	10,494	10,712
Sales taxes	7,198	5,785
Shipping and freight	10,477	10,546
Accrued accounts payable	5,586	4,189
Inventory purchases	15,219	13,007
Sales refund reserve	7,481	7,419
Settlement accrual(1)	32,000	—
Other	1,836	3,265
Total accrued liabilities	$101,236	$76,348
(1) The settlement accrual is related to a specific class action lawsuit and is within the limits of the Company’s insurance policies. Refer to Note 6 “Commitments and Contingencies” for more information.

5.	CREDIT FACILITY
Except as noted below, there have been no changes to the Company's credit facility as described in Note 7 in Part II, Item 8 of our 2025 Annual Report.
Our borrowing availability based on balances as of November 1, 2025, was $50.0 million, and our excess availability was $31.3 million as a result of outstanding letters of credit, and no outstanding borrowing.
As of November 1, 2025, we were in compliance with all financial covenants.

6.	COMMITMENTS AND CONTINGENCIES
CONTINGENCIES
We record a loss contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We also disclose material contingencies when we believe a loss is not probable but reasonably possible. Accounting for contingencies requires us to use judgment related to both the likelihood of a loss and the estimate of the amount or range of loss. Although we cannot predict with assurance the outcome of any litigation or tax matters, we do not believe there are currently any such actions that, if resolved unfavorably, would have a material adverse impact on our operating results, financial position, and cash flows.
STITCH FIX, INC. | Q1 2026 FORM 10-Q | 10

On August 26, 2022, a class action lawsuit alleging violations of federal securities laws was filed by certain of our stockholders in the U.S. District Court for the Northern District of California, naming as defendants us and certain of our officers and directors (the “Securities Class Action”). The lawsuit alleges violations of the Securities Exchange Act of 1934, as amended, by us and our officers for allegedly making materially false and misleading statements regarding our Freestyle offering between June 2020 and June 2022. The plaintiffs seek unspecified monetary damages and other relief. On November 20, 2025, the parties signed preliminary terms settling the Securities Class Action for $32.0 million in exchange for mutually agreeable releases and dismissal with prejudice of all claims. The Company and each defendant expressly deny liability, and the settlement is not an admission of violation of any law. The settlement, the amount of which is within the limits of the Company’s insurance policies, is subject to agreement on full terms, court approval, and other conditions. The settlement accrual and insurance recovery receivable are recorded in Accrued liabilities and Prepaid expenses and other current assets on the unaudited condensed consolidated balance sheets, respectively, as of November 1, 2025. Settlement expense, net of expected insurance recoveries, is recorded in Selling, general, and administrative expenses in the unaudited condensed consolidated statement of operations and comprehensive loss.
On March 17, 2023, a derivative action was filed by certain of our stockholders against certain of our current and former directors and officers in the Delaware Court of Chancery, based on similar allegations underlying the Securities Class Action. It seeks damages and restitution to be paid to the Company by the individual defendants, governance changes, and attorney’s fees and costs. The case is stayed pending resolution of the class certification in the Securities Class Action.
On June 6, 2023, a shareholder action was filed by certain of our stockholders against certain of our current and former directors and officers in the Superior Court of the State of California for the County of Los Angeles that alleged claims based on similar allegations underlying the Securities Class Action. The shareholder action was voluntarily dismissed on January 25, 2024. On May 24, 2024, another derivative action was filed by the same stockholder against certain of our current and former directors and officers, among others, in the Delaware Court of Chancery that alleged claims based on similar allegations underlying the Securities Class Action. The derivative action was voluntarily dismissed on August 4, 2025. On July 22, 2025, another derivative action was filed by the same stockholder against certain of our current and former directors and officers, among others, in the U.S. District Court for the Northern District of California. It alleges claims based on similar factual allegations underlying the Securities Class Action and seeks, inter alia, the disgorgement and redistribution of alleged insider trading profits by the insider trading defendants to stockholders, damages and restitution to be paid to the Company by the individual defendants, governance changes, and attorney’s fees and costs. The action in the Northern District of California is stayed pending resolution of class certification in the Securities Class Action.
On November 12, 2025, a derivative action was filed by certain of our stockholders against certain of our current and former directors and officers in the U.S. District Court for the Northern District of California, based on similar factual allegations underlying the Securities Class Action. It seeks, inter alia, damages, restitution, and disgorgement to be paid to the Company by the individual defendants, governance changes, and attorney’s fees and costs. The action remains pending.
There have been no other material changes to our commitments and contingencies disclosed in our 2025 Annual Report.
INDEMNIFICATIONS
In the ordinary course of business, we may provide indemnifications of varying scope and terms to vendors, directors, officers, and other parties with respect to certain matters. We have not incurred any material costs as a result of such indemnifications and have not accrued any liabilities related to such obligations in the unaudited condensed consolidated financial statements.
STITCH FIX, INC. | Q1 2026 FORM 10-Q | 11

7.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The tables below present the changes in accumulated other comprehensive income (loss) (“AOCI”) by component and, if applicable, the reclassifications out of AOCI for the periods presented:

	For the Three Months Ended
	November 1, 2025		November 2, 2024
(in thousands)	Available-for-sale Securities	Total	Available-for-sale Securities	Total
Beginning balance	$(434)	$(434)	$(335)	$(335)
Other comprehensive income (loss) before reclassifications (1)	109	109	40	40
Amounts reclassified from AOCI	—	—	—	—
Release of cumulative foreign currency translation adjustments associated with discontinued operations	—	—	—	—
Net change in AOCI	109	109	40	40
Ending balance	$(325)	$(325)	$(295)	$(295)
(1) There was no associated income tax effect for losses on available-for-sale securities for the three months ended November 1, 2025 or November 2, 2024, as we have recorded a valuation allowance against these deferred tax balances.

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
2017 Incentive Plan
In November 2017, our Board of Directors and stockholders adopted our 2017 Incentive Plan (the “2017 Plan”). The remaining shares available for issuance under our 2011 Plan became reserved for issuance under the 2017 Plan. Our 2017 Plan provides for the grant of Class A incentive stock options to employees and for the grant of nonqualified stock options, stock appreciation rights, RSAs, RSU awards, performance restricted stock unit (“PSU”) awards, performance cash awards, and other forms of stock awards to employees, directors, and consultants. Employee stock option awards generally begin to vest six months after the grant date with the remaining shares subject to the option vesting ratably over the next 30 months. Options generally expire after 10 years. RSU awards made to employees generally vest ratably on a quarterly basis subject to the employee’s continued service with the Company. PSU awards made to employees generally vest on a quarterly basis following the end of the performance period, subject to the employee’s continued service with the Company. As of November 1, 2025, the number of shares authorized for issuance under the 2017 Plan was 56,900,610 shares of Class A common stock, and the number of shares available for grant was 2,197,939.
2019 Inducement Plan
In October 2019, our Board of Directors adopted our 2019 Inducement Plan (the “2019 Plan”). Our 2019 Plan provides for the grant of Class A nonqualified stock options and RSU awards to individuals who satisfy the standards for inducement grants under the relevant Nasdaq Stock Market rules. As of November 1, 2025, the number of shares authorized for issuance under the 2019 Plan was 10,750,000 shares of Class A common stock and the number of shares available for grant was 2,092,830.
STITCH FIX, INC. | Q1 2026 FORM 10-Q | 12

STOCK OPTIONS
Stock option activity under the 2011 Plan, 2017 Plan, and 2019 Plan was as follows:

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance at August 2, 2025	9,316,495	$5.43	7.41	$6,774
Exercised	(63,044)	3.93
Cancelled	(2,570)	8.83
Balance at November 1, 2025	9,250,881	$5.44	7.16	$4,797
RESTRICTED STOCK UNIT AWARDS
RSU award activity under the 2017 Plan and 2019 Plan was as follows:

	Unvested RSU Awards
	Class A Common Stock	Weighted- Average Grant Date Fair Value
Unvested at August 2, 2025	6,591,285	$4.18
Granted	5,519,407	4.46
Vested	(1,659,673)	4.03
Forfeited	(951,431)	4.37
Unvested at November 1, 2025	9,499,588	$4.35
PERFORMANCE RESTRICTED STOCK UNIT AWARDS
In the first quarter of fiscal 2026, the Compensation Committee approved certain PSU awards, which become eligible to vest in multiple tranches over a three-year period. Each PSU award represents a contingent right to receive one share of Class A common stock. The awards have both service-based and performance-based vesting conditions. The actual number of shares earned on vesting ranges from 0% to 150% of the target number granted, depending on the attainment of specified performance-based metrics during the performance period, which is fiscal 2026.
PSU award activity under the 2017 Plan was as follows:

	Unvested PSU Awards
	Class A Common Stock	Weighted- Average Grant Date Fair Value
Unvested at August 2, 2025	2,638,991	$3.48
Granted	1,611,800	4.49
Performance adjustment (1)	753,624	3.51
Unvested at November 1, 2025	5,004,415	$3.81
(1) This amount reflects incremental PSUs earned as a result of the attainment of the original award’s specified performance-based metrics.
STOCK-BASED COMPENSATION EXPENSE
Stock-based compensation expense for options, RSU awards, and PSU awards granted to employees for the three months ended November 1, 2025 and November 2, 2024 was $11.5 million and $12.7 million, respectively. Stock-based compensation expense is included in selling, general, and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive loss.
As of November 1, 2025, the total unrecognized compensation expense related to unvested options, RSU awards, and PSU awards, net of estimated forfeitures, was $53.2 million, which we expect to recognize over an estimated weighted average period of 1.33 years.
STITCH FIX, INC. | Q1 2026 FORM 10-Q | 13

9.	INCOME TAXES
The following table summarizes our effective tax rate from loss from continuing operations for the periods presented:

	For the Three Months Ended
(in thousands, except percentages)	November 1, 2025	November 2, 2024
Loss from continuing operations before income taxes	$(6,304)	$(6,106)
Provision for income taxes	58	157
Effective tax rate	(0.9)%	(2.6)%
Our continuing operations are subject to income taxes in the United States. Our effective tax rate for the three months ended November 1, 2025, differs from the federal statutory income tax rate primarily due to the full valuation allowance recorded on our net federal and state deferred tax assets. The tax provision for the three months ended November 1, 2025, is primarily comprised of state taxes.
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
STITCH FIX, INC. | Q1 2026 FORM 10-Q | 14

The table below presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted loss per share from continuing operations attributable to Class A and Class B common stockholders:

	For the Three Months Ended
(in thousands, except share and per share amounts)	November 1, 2025	November 2, 2024
Numerator:
Net loss from continuing operations attributable to Class A and Class B common stockholders	$(6,362)	$(6,263)
Denominator:
Weighted-average shares of common stock - basic	133,345,590	125,972,658
Weighted-average shares of common stock - diluted	133,345,590	125,972,658
Loss per share from continuing operations attributable to Class A and Class B common stockholders:
Basic	$(0.05)	$(0.05)
Diluted	$(0.05)	$(0.05)
As the Company has reported net loss from continuing operations for each of the periods presented, all potentially dilutive securities were considered antidilutive. The following common stock equivalents were excluded from the computation of diluted loss per share from continuing operations because their effect would have been antidilutive for the periods presented:

	For the Three Months Ended
	November 1, 2025	November 2, 2024
Performance restricted stock units that settle into Class A common stock	5,004,415	1,387,500
Restricted stock units that settle into Class A common stock	9,499,588	13,474,705
Stock options to purchase Class A common stock	8,560,586	8,921,674
Stock options to purchase Class B common stock	690,295	705,034
Total	23,754,884	24,488,913

11.	SEGMENT REPORTING
The following table presents selected financial information with respect to the Company's single reportable segment, including significant segment expenses that are regularly provided to the Chief Operating Decision Maker, the Company’s Chief Executive Officer:

	For the Three Months Ended
(in thousands)	November 1, 2025	November 2, 2024
Revenue, net	$342,127	$318,818
Less:
Cost of goods sold	192,803	174,013
Advertising expense	33,889	30,038
Stock-based compensation expense	11,496	12,650
Depreciation and amortization expense	6,285	7,385
Interest income	(2,356)	(2,932)
Other expense, net	85	72
Provision for income taxes	58	157
Other segment expenses (1)	106,229	103,698
Net loss from continuing operations	$(6,362)	$(6,263)
(1) Other segment expenses is primarily comprised of payroll and benefits expenses, technology fees, facilities expense, and other general and administrative expenses.
STITCH FIX, INC. | Q1 2026 FORM 10-Q | 15

12.	DISCONTINUED OPERATIONS
In June 2023, we announced that we would enter a consultation period, in accordance with UK law, to explore exiting the market in the UK. During the first quarter of fiscal 2024, we ceased operations of our UK business and the accounting requirements for reporting the UK business as a discontinued operation were met. As a result, the UK business is presented in the accompanying unaudited condensed consolidated financial statements as a discontinued operation for all periods presented.
As of November 1, 2025 and August 2, 2025, there were no assets or liabilities of discontinued operations in the unaudited condensed consolidated balance sheets.
The following table presents the key components of income from discontinued operations:

	For the Three Months Ended
(in thousands)	November 1, 2025	November 2, 2024
Other income, net	—	7
Income before income taxes	—	7
Provision (benefit) for income taxes	—	—
Income from discontinued operations, net of income taxes	$—	$7

STITCH FIX, INC. | Q1 2026 FORM 10-Q | 16

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with “Special Note Regarding Forward-Looking Statements”, “Risk Factors” included under Part II, Item 1A, and our unaudited condensed consolidated financial statements and related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes included in Part II, Item 8 of our Annual Report on Form 10-K (the “2025 Annual Report”) for the fiscal year ended August 2, 2025, filed with the Securities and Exchange Commission on September 25, 2025.
We use a 52- or 53-week fiscal year, with our fiscal year ending on the Saturday that is closest to July 31 of that year. The fiscal year ending August 1, 2026 (“fiscal 2026”) and August 2, 2025 (“fiscal 2025”) consist of 52 weeks. Throughout this Quarterly Report, all references to quarters and years are to our fiscal quarters and fiscal years unless otherwise noted.

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
We offer a wide selection of apparel, shoes, and accessories for Women’s, Men’s, Kids, Petite, Maternity, and Plus categories. To ensure every client can find items they love, we curate merchandise across multiple price points and styles from established brand partners as well as our Owned Private Label Brands, which are created to serve unmet client needs. Our algorithms filter through this broad assortment to recommend a relevant subset of items to our Stylists or clients, who leverage these insights to select or purchase merchandise.
DISCONTINUED OPERATIONS
During the first quarter of fiscal 2024, we ceased operations of our UK business and the accounting requirements for reporting the UK business as a discontinued operation were met. Accordingly, any discussion of historical information in Management’s Discussion and Analysis below reflects the results of the UK business as a discontinued operation, and amounts and disclosures below relate to the Company's continuing operations for all periods presented, unless otherwise noted. Refer to Note 12, “Discontinued Operations” within the Notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report for further details.
STITCH FIX, INC. | Q1 2026 FORM 10-Q | 17

FINANCIAL OVERVIEW
For the three months ended November 1, 2025, we reported $342.1 million in revenue, net, representing a year-over-year increase of 7.3%, compared to the same period in the prior year. As of November 1, 2025 and November 2, 2024, we had approximately 2,307,000 and 2,434,000 active clients, respectively, representing a year-over-year decline of 5.2%.
During the three months ended November 1, 2025, we experienced an increase in net revenue year-over-year primarily due to higher average order values and number of items kept per Fix, partially offset by a decline in active clients due to our challenges in acquiring and retaining active clients. Throughout fiscal 2026, we expect broader macroeconomic uncertainty and market conditions to negatively impact consumer discretionary spending. However, we project that positive trends in average order values and the number of items kept per Fix will offset any negative impact of lower active client counts on net revenue in the remainder of fiscal 2026. We remain focused on retaining current clients, attracting new clients, improving the conversion of new visitors to our site and app, and enhancing our overall client experience for new and existing clients. Refer to the section titled “Key Financial and Operating Metrics” for information on how we define and calculate active clients.
Net loss from continuing operations for the three months ended November 1, 2025 was $6.4 million, compared to a net loss from continuing operations of $6.3 million for the same period in the prior year.
For more information on the components of net loss from continuing operations for the three months ended November 1, 2025, refer to the section titled “Results of Operations” below.

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
Our non-GAAP financial measures should not be considered in isolation from, or as substitutes for, financial information prepared in accordance with GAAP. There are several limitations related to the use of our non-GAAP financial measures as compared to the closest comparable GAAP measures. Some of these limitations include:
•Adjusted EBITDA excludes interest income and other (income) expense, net as these items are not components of the core business;
•Adjusted EBITDA does not reflect provision for income taxes, which may increase or decrease cash available;
•Adjusted EBITDA excludes the recurring, non-cash expenses of depreciation and amortization of property and equipment and, although these are non-cash expenses, the assets being depreciated and amortized may have to be replaced in the future;
•Adjusted EBITDA excludes the non-cash expense of stock-based compensation, which has been, and will continue to be for the foreseeable future, an important part of how the Company attracts and retains employees and a significant recurring expense in its business;
•Adjusted EBITDA excludes costs incurred related to discrete restructuring plans and other one-time costs attributable to continuing operations that are fundamentally different in strategic nature and frequency from ongoing initiatives. The Company believes exclusion of these items facilitates a more consistent comparison of operating performance over time, however these costs do include cash outflows;
•Adjusted EBITDA excludes non-ordinary course legal fees for specific proceedings that the Company has determined arise outside of the ordinary course of business and are nonrecurring, infrequent, or unusual; and
STITCH FIX, INC. | Q1 2026 FORM 10-Q | 18

•Free Cash Flow does not represent the total residual cash flow available for discretionary purposes and does not reflect future contractual commitments.
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

	For the Three Months Ended
(in thousands)	November 1, 2025	November 2, 2024
Net loss from continuing operations	$(6,362)	$(6,263)
Add (deduct):
Interest income	(2,356)	(2,932)
Other expense, net	85	72
Provision for income taxes	58	157
Depreciation and amortization	6,285	7,385
Stock-based compensation expense	11,496	12,650
Restructuring and other one-time costs (1)	—	2,425
Non-ordinary course legal fees (2)	4,223	—
Adjusted EBITDA	$13,429	$13,494
(1)    For the three months ended November 2, 2024, restructuring charges were $1.0 million, primarily in severance and employee-related benefits and other restructuring costs; and other one-time costs were $1.4 million in one-time bonuses for certain continuing employees.
(2)    Non-ordinary course legal fees for the three months ended November 1, 2025, include costs related to a specific class action lawsuit.

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

	For the Three Months Ended
(in thousands)	November 1, 2025	November 2, 2024
Free Cash Flow reconciliation:
Net cash provided by operating activities from continuing operations	$10,913	$14,268
Deduct:
Purchases of property and equipment	(5,339)	(4,323)
Free Cash Flow	$5,574	$9,945
Net cash used in investing activities from continuing operations	$(5,749)	$(35,729)
Net cash used in financing activities from continuing operations	$(4,622)	$(3,785)
OPERATING METRICS

	November 1, 2025	August 2, 2025	May 3, 2025	February 1, 2025	November 2, 2024
Active clients (in thousands)	2,307	2,309	2,353	2,371	2,434
Net revenue per active client	$559	$549	$542	$537	$531
Active Clients
We believe that the number of active clients is a key indicator of the overall health of our business. We define an active client as a client who checked out a Fix or was shipped an item via Freestyle in the preceding 52 weeks, measured as of the last day of that period. Clients check out a Fix when they indicate what items they are keeping through our mobile application or on our website. We consider each Women’s, Men’s, or Kids account as a client,
STITCH FIX, INC. | Q1 2026 FORM 10-Q | 19

even if they share the same household. A single person could have multiple accounts and count as multiple active clients. We had approximately 2,307,000 and 2,434,000 active clients as of November 1, 2025 and November 2, 2024, respectively, representing a year-over-year decrease of 5.2%. The decrease in active clients is due to dormant clients outpacing client additions during the year, which we largely attribute to client conversion and retention challenges.
Net Revenue per Active Client
We believe that net revenue per active client is an indicator of client engagement and satisfaction. We calculate net revenue per active client based on net revenue over the preceding four fiscal quarters divided by the number of active clients measured as of the last day of the period. Net revenue per active client was $559 and $531 as of November 1, 2025 and November 2, 2024, respectively, or a year-over-year increase of 5.3%.

FACTORS AFFECTING OUR PERFORMANCE
MACROECONOMIC ENVIRONMENT
Our business and operating results are subject to national and global economic conditions and their impact on consumer discretionary spending. As the macroeconomic environment is experiencing inflation, recessionary concerns, and general uncertainty regarding trade policies, including tariffs and other restrictions, and the overall future political and economic environment, we cannot predict whether or when such circumstances may improve or worsen. While these conditions have not materially impacted our net revenues or client behavior to date in fiscal 2026, we anticipate that continued macroeconomic uncertainty may place pressure on consumer discretionary spending in the remainder of fiscal 2026, which may negatively impact our business.
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
Marketing expense is recorded in selling, general, and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive loss. The largest component of our marketing expense is advertising, which was $33.9 million and $30.0 million for the three months ended November 1, 2025 and November 2, 2024, respectively. We will continue to be methodical about our approach when we are making advertising decisions, and may adjust our spending up or down based on performance.
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
STITCH FIX, INC. | Q1 2026 FORM 10-Q | 20

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
COST OF GOODS SOLD
Cost of goods sold consists of the costs of merchandise, expenses for inbound freight and shipping to and from clients, inventory write-offs and changes in our inventory reserve, payment processing fees, and packaging materials costs, offset by the recoverable cost of merchandise estimated to be returned. To date, tariffs have not materially impacted our cost of goods sold. However, we expect our cost of goods sold to increase in fiscal 2026 driven primarily by investments in our inventory assortment and rising transportation costs. We also expect fluctuations in our cost of goods sold as a percentage of revenue primarily due to how we manage our inventory and merchandise mix. Our classification of cost of goods sold may vary from other companies in our industry and may not be comparable.
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES
Selling, general, and administrative expenses (“SG&A”) consist primarily of compensation and benefits costs, including stock-based compensation expense, for our employees including our Stylists, fulfillment center operations, data analytics, merchandising, engineering, marketing, client experience, and corporate personnel. SG&A also includes marketing and advertising costs, third-party logistics costs, facility costs for our fulfillment centers and office, professional service fees, information technology costs, and depreciation and amortization expense. As a result of our restructuring and cost reduction actions from fiscal year ended July 30, 2022 (“fiscal 2022”) through fiscal 2025, we expect SG&A as a percentage of revenue in fiscal 2026 to continue to decrease as compared to fiscal 2025. Our classification of certain components within SG&A may vary from other companies in our industry and may not be comparable.
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
STITCH FIX, INC. | Q1 2026 FORM 10-Q | 21

RESULTS OF OPERATIONS
The following table summarizes our financial results from continuing operations:

	For the Three Months Ended		%
(in thousands)	November 1, 2025	November 2, 2024	Change
Revenue, net	$342,127	$318,818	7.3%
Cost of goods sold	192,803	174,013	10.8%
Gross profit	149,324	144,805	3.1%
Selling, general, and administrative expenses	157,899	153,771	2.7%
Operating loss	(8,575)	(8,966)	(4.4)%
Interest income	2,356	2,932	(19.6)%
Other expense, net	(85)	(72)	18.1%
Loss before income taxes	(6,304)	(6,106)	3.2%
Provision for income taxes	58	157	(63.1)%
Net loss from continuing operations	$(6,362)	$(6,263)	1.6%
 The components of our results from continuing operations as a percentage of revenue were as follows:

	For the Fiscal Year Ended
	November 1, 2025	November 2, 2024
Revenue, net	100.0%	100.0%
Cost of goods sold	56.4%	54.6%
Gross margin	43.6%	45.4%
Selling, general, and administrative expenses	46.2%	48.2%
Operating loss	(2.5)%	(2.8)%
Interest income	0.7%	0.9%
Other expense, net	—%	—%
Loss before income taxes	(1.8)%	(1.9)%
Provision for income taxes	—%	—%
Net loss from continuing operations	(1.9)%	(2.0)%
Note: Due to rounding, percentages in this table may not sum to totals.
REVENUE AND GROSS MARGIN
Revenue in the three months ended November 1, 2025 increased by $23.3 million, or 7.3%, compared to the same period in the prior year. The increase in revenue was primarily attributable to an improvement in net revenue per active client of 5.3% year over year, which was driven by higher average order values with the number of items kept by our clients per Fix increasing, and higher average unit retail prices. Partially offsetting the net revenue per active client increase was 5.2% decrease in active clients from November 2, 2024, to November 1, 2025.
Gross margin for the three months ended November 1, 2025 decreased by 180 basis points compared to the same period in the prior year. The decrease was primarily driven by lower product margins and higher transportation costs, partially offset by improved inventory health which led to lower inventory write-downs and liquidations expense for slow-moving inventory.
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES
SG&A in the three months ended November 1, 2025 increased by $4.1 million, compared to the same period in the prior year. The increase was primarily driven by higher professional fees, including $4.2 million in non-ordinary course legal fees, and higher advertising spend, partially offset by lower compensation and benefits expense, including lower stock-based compensation expense.
STITCH FIX, INC. | Q1 2026 FORM 10-Q | 22

SG&A as a percentage of revenue decreased to 46.2% for the three months ended November 1, 2025, compared to 48.2% for the same period in the prior year. The decrease was primarily driven by lower compensation and benefits expense, including lower stock-based compensation expense, partially offset by professional fees and higher advertising spend as a percentage of revenue.
PROVISION FOR INCOME TAXES
The following table summarizes our effective tax rate from loss from continuing operations for the periods presented:

	For the Three Months Ended
(in thousands, except percentages)	November 1, 2025	November 2, 2024
Loss from continuing operations before income taxes	$(6,304)	$(6,106)
Provision for income taxes	58	157
Effective tax rate	(0.9)%	(2.6)%
Our continuing operations are subject to income taxes in the United States. Our effective tax rate for the three months ended November 1, 2025, differs from the federal statutory income tax rate primarily due to the full valuation allowance recorded on our net federal and state deferred tax assets. The tax provision for the three months ended November 1, 2025, is primarily comprised of state taxes.

Our effective tax rate for the three months ended November 2, 2024, differs from the federal statutory income tax rate primarily due to the full valuation allowance recorded on our net federal and state deferred tax assets. The tax provision for the three months ended November 2, 2024, is primarily comprised of state taxes.

LIQUIDITY AND CAPITAL RESOURCES
SOURCES OF LIQUIDITY
Our principal sources of liquidity are our cash, cash equivalents, investments, cash flows from continuing operations, and borrowing capacity under our credit facility. As of November 1, 2025, we had $114.5 million of cash and cash equivalents attributable to continuing operations, and $129.7 million of investments.
Credit Facility
On December 4, 2023, we entered into a first lien credit agreement with Citibank, N.A., as agent and lender, which provides for a $50.0 million revolving credit facility maturing on December 4, 2026 (the “2023 Credit Facility”). The 2023 Credit Facility includes a sub-facility that provides for the issuance of letters of credit in an amount of up to $30.0 million. Availability of the 2023 Credit Facility is based upon a borrowing base formula and periodic borrowing base certifications valuing certain of our accounts receivable, credit card receivables, and inventory as reduced by certain reserves, if any. Our borrowing availability based on balances as of November 1, 2025, was $50.0 million, and our excess availability was $31.3 million as a result of outstanding letters of credit, and no outstanding borrowing.
For information on the terms of the 2023 Credit Facility, refer to Note 5, “Credit Facility” within the Notes to unaudited condensed consolidated financial statements included in Part II, Item 8 of this Quarterly Report.
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
SHARE REPURCHASES
In January 2022, our Board of Directors authorized a share repurchase program to repurchase up to $150.0 million of our outstanding Class A common stock, with no expiration date (the “2022 Repurchase Program”). We may repurchase shares from time to time through open market repurchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. The actual timing, number and value of shares repurchased in the future will be determined by the Company in its discretion and will depend on a number of factors, including price, trading volume, market conditions, and other general business conditions. Repurchases will be funded from
STITCH FIX, INC. | Q1 2026 FORM 10-Q | 23

the Company’s existing cash and cash equivalents or future cash flow. The repurchase program may be modified, suspended, or terminated at any time. As of November 1, 2025, the Company had repurchased an aggregate 2,302,141 shares of Class A common stock for $30.0 million, and $120.0 million remained available under the 2022 Repurchase Program authorization.

CASH FLOWS
The following table summarizes our cash flows for the periods indicated below:

	For the Three Months Ended
(in thousands)	November 1, 2025	November 2, 2024
Net cash provided by operating activities from continuing operations	$10,913	$14,268
Net cash used in investing activities from continuing operations	(5,749)	(35,729)
Net cash used in financing activities from continuing operations	(4,622)	(3,785)
Net decrease in cash and cash equivalents from continuing operations	$542	$(25,246)
CASH PROVIDED BY OPERATING ACTIVITIES FROM CONTINUING OPERATIONS
During the three months ended November 1, 2025, cash provided by operating activities from continuing operations was $10.9 million, which consisted of a net loss from continuing operations of $6.4 million, adjusted by non-cash charges of $22.1 million and change in net operating assets and liabilities of $4.8 million. The non-cash charges were primarily driven by $11.5 million of stock-based compensation expense and $6.0 million of depreciation, amortization, and accretion. The change in net operating assets and liabilities was primarily due to a $25.4 million increase in gross inventory balances as we increased purchases in advance of the fall and winter season and to invest in greater assortment. This was largely offset by an increase in accounts payable net of accrued liabilities of $23.2 million due to timing of inventory receipts and payments.
During the three months ended November 2, 2024, cash provided by operating activities from continuing operations was $14.3 million, which consisted of a net loss from continuing operations of $6.3 million, adjusted by non-cash charges of $24.5 million and a $4.0 million change in net operating assets and liabilities. The non-cash charges were primarily driven by $12.7 million of stock-based compensation expense, $6.9 million of depreciation, amortization, and accretion, and a $5.0 million of changes in inventory reserves. The change in net operating assets and liabilities was primarily due to a $26.2 million change in gross inventory balances as we increased purchases in advance of the fall and winter season. This was largely offset by an increase in accounting payable and accrued liabilities of $23.7 million due to timing of inventory receipts and payments.
CASH USED IN INVESTING ACTIVITIES FROM CONTINUING OPERATIONS
During the three months ended November 1, 2025, cash used in investing activities from continuing operations was $5.7 million. This was due to purchases of securities available-for-sale of $9.4 million and purchases of property and equipment of $5.3 million, partially offset by sales and maturities of available-for-sale securities of $9.0 million.
During the three months ended November 2, 2024, cash used in investing activities from continuing operations was $35.7 million. This was primarily due to purchases of securities available-for-sale of $46.1 million, partially offset by the sales and maturities of available-for-sale securities of $14.7 million.
CASH USED IN FINANCING ACTIVITIES FROM CONTINUING OPERATIONS
During the three months ended November 1, 2025, cash used in financing activities from continuing operations was $4.6 million primarily due to payments for tax withholding related to vesting of restricted stock units of $4.9 million.
During the three months ended November 2, 2024, cash used in financing activities from continuing operations was $3.8 million due to payments for tax withholding related to vesting of restricted stock units of $3.8 million.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS
During the three months ended November 1, 2025, there were no material changes to our contractual obligations and other commitments from those disclosed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Annual Report on Form 10-K.

STITCH FIX, INC. | Q1 2026 FORM 10-Q | 24

CRITICAL ACCOUNTING ESTIMATES
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
There have been no significant changes to our critical accounting policies and estimates disclosed in our 2025 Annual Report on Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in market risk from the information presented in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended August 2, 2025.

ITEM 4.	CONTROLS AND PROCEDURES.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the three months ended November 1, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

STITCH FIX, INC. | Q1 2026 FORM 10-Q | 25

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
The information contained in Note 6, “Commitments and Contingencies” under the heading “Contingencies” within the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.
STITCH FIX, INC. | Q1 2026 FORM 10-Q | 26

ITEM 1A.	RISK FACTORS
RISK FACTOR SUMMARY
Our business is subject to numerous risks. The following summary highlights some of the risks you should consider with respect to our business and prospects. This summary is not complete and the risks summarized below are not the only risks we face. You should review and consider carefully the risks and uncertainties described in more detail in “Risk Factors” below, which includes a more complete discussion of the risks summarized here.
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
•If we are unable to acquire new or retain existing merchandise vendors, our operating results may be harmed.
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
STITCH FIX, INC. | Q1 2026 FORM 10-Q | 27

•Some of our software and systems contain open source software, which may pose particular risks to our proprietary applications.
•Adverse litigation judgments or settlements resulting from legal proceedings in which we are or may be involved have in the past and could in the future expose us to monetary damages or limit our ability to operate our business.
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
STITCH FIX, INC. | Q1 2026 FORM 10-Q | 28

RISK FACTORS
Investing in our Class A common stock involves a high degree of risk. You should consider and read carefully all of the risks and uncertainties described below, as well as other information included in this Quarterly Report and in our other public filings. The risks described below are not the only ones facing us. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition, or results of operations. In such case, the trading price of our Class A common stock could decline, and you may lose all or part of your investment. This Quarterly Report also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below.
RISKS RELATING TO OUR BUSINESS
We have in the past been and may in the future be unable to retain clients or maintain a high level of engagement with our clients and maintain or increase their spending with us, which has and could continue to harm our business, financial condition, or operating results.
If our existing clients no longer find our service and merchandise appealing or appropriately priced, they may make fewer purchases or may stop using Stitch Fix altogether. Even if our existing clients continue to find our service and merchandise appealing, they may decide to receive fewer Fixes or purchase fewer items from their Fixes or through Freestyle as their demand for new apparel declines, due to macroeconomic conditions, or for other reasons. A high proportion of our revenue comes from repeat purchases by existing clients, especially those existing clients who are highly engaged and purchase a significant amount of merchandise from us. If clients who receive Fixes most frequently or purchase a significant amount of merchandise from us make fewer or lower priced purchases or stop using our service altogether, our financial results will be negatively affected. For instance, as of the end of fiscal year ended July 29, 2023 (“fiscal 2023”), fiscal 2024, fiscal 2025, and the first quarter of fiscal 2026, our number of active clients decreased compared to the prior year period due to our inability to attract new clients and retain existing clients. This negatively affected our revenue for these periods and is expected to continue to negatively affect our revenue.
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
STITCH FIX, INC. | Q1 2026 FORM 10-Q | 29

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
Recent trade policies and uncertainty related thereto, including with respect to tariffs and other restrictions, particularly with respect to China in addition to other countries from which we source our merchandise and raw materials, have created a dynamic and unpredictable trade landscape, which has and may continue to adversely impact our business and operations. For example, the U.S. government has imposed significant incremental tariffs on a broad range of goods imported from China, including the apparel we source. Certain of these tariffs are subject to legal and other challenges, the outcome of which could further change the tariff rate, including with respect to China. Tariffs and international trade arrangements will continue to change, potentially without warning and to an extent or duration that is difficult to predict. Changing tariff rates and shifting trade policies have created significant uncertainty for vendors, consumers, and us. If tariffs from countries from which we source products are sustained at heightened levels, it will further increase our merchandise costs, may result in increased prices for our clients, and may negatively impact our margins and consumer demand for our products and services, any of which could harm our competitive position or otherwise negatively impact our operating results. Moreover, tariff and other trade-related cost pressures and supply chain disruptions may lead to reputational harm if we are unable to deliver our products or services on expected timelines. We may not be able to forecast such impacts accurately. Further, our efforts to mitigate the impacts of tariffs, which include diversifying the countries of origin for our inventory, are time-consuming and costly, and may not be effective.
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
Other factors such as natural disasters have in the past increased raw material costs, impacted pricing with certain of our vendors, and caused shipping delays for certain of our merchandise. Also, the U.S. government’s ban on cotton imported from the Xinjiang region of China, the source of a large portion of the world’s cotton supply, has and may further impact prices and the availability of cotton for our merchandise. Additionally, our products and materials (including potentially non-cotton materials) could be held for inspection by the United States Customs Border Protection, which would cause delays and unexpectedly affect our inventory levels. In addition, the labor costs to produce our products have and may continue to fluctuate. In the event of a significant disruption in the supply of fabrics or raw materials used in the manufacture of the merchandise we offer, our vendors might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price. Any delays, interruption, damage to, or increased costs in raw materials or the manufacture of the merchandise we offer could result in higher prices to acquire the merchandise, or non-delivery of merchandise altogether, and could adversely affect our operating results.
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
STITCH FIX, INC. | Q1 2026 FORM 10-Q | 30

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
To ensure timely delivery of merchandise, we generally enter into purchase contracts well in advance of a particular season and often before apparel trends are confirmed by client purchases. As a result, we are vulnerable to demand and pricing shifts and to suboptimal selection and timing of merchandise purchases. We rely on our merchandising team to order styles and products that our clients will purchase and we rely on our data science to recommend which styles to re-buy and the depth of those re-buy purchases. We have not always predicted demand and clients’ preferences with accuracy, which has negatively impacted revenue or resulted in significant write-offs when we have sub-optimal inventory assortment. For instance, in the fourth quarter of fiscal 2022, weaker consumer demand caused us to have higher inventory levels and increased inventory reserves that affected our financial results.
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
STITCH FIX, INC. | Q1 2026 FORM 10-Q | 31

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
STITCH FIX, INC. | Q1 2026 FORM 10-Q | 32

Shipping is a critical part of our business and any changes in our shipping arrangements or any interruptions in shipping could adversely affect our operating results.
If we are not able to negotiate acceptable pricing and other terms with our client-facing shipping vendors or our freight vendors, or our shipping or freight vendors experience performance problems or other difficulties, it could negatively impact our operating results and our clients’ experience. In addition, our ability to receive inbound inventory efficiently, ship merchandise to clients, and receive returned merchandise from clients may be negatively affected by inclement weather, fire, flood, power loss, earthquakes, public health crises, labor disputes, shortages, or strikes, acts of war or terrorism, periods of high eCommerce volume, such as holiday seasons, port congestion, and similar factors. Due to our business model and the fact that we recognize revenue from Fixes when a client checks out items, rather than when Fixes are shipped, we may be impacted by shipping delays to a greater extent than our competitors. Additionally, delays in shipping may cause an auto-ship client’s subsequent Fixes to be scheduled for a later date, as their next Fix is not scheduled until their checkout is complete. In the second quarter of fiscal year ended July 31, 2021, we experienced carrier and client shipping delays due to the COVID-19 pandemic and the increased strain on our shipping partners during the holiday season. These delays affected our ability to recognize revenue within the quarter, and we may in the future experience these delays and the resulting impact to our financial results, including potentially during future holiday seasons. In the past, strikes at major international shipping ports have impacted our supply of inventory from our vendors and severe weather events have resulted in long delivery delays and Fix cancellations. Additionally, some of our merchandise may be damaged or lost during transit with our shipping vendors. If a greater portion of our merchandise is not delivered in a timely fashion or is damaged or lost during transit, it could adversely affect our operating results or could cause our clients to become dissatisfied and cease using our services, which would adversely affect our business.
We may not be able to return to or maintain revenue growth and we may not be profitable in the future.
Our past revenue growth and profitability should not be considered indicative of our future performance. Our revenue decreased by 5.3% in fiscal 2025 compared to fiscal 2024, decreased by 16.0% in fiscal 2024 compared to fiscal 2023, and decreased by 21.1% in fiscal 2023 compared to fiscal 2022. Although our net revenue increased 7.3% year-over-year in Q1 of fiscal 2026, there is no guarantee that we will return to full-year revenue growth or maintain such growth. Our revenue may decline in future periods due to a number of factors, which may include our inability to attract and retain clients, general economic conditions, including a recession or decreased discretionary consumer spending, decreases in marketing spend, a decreased demand for our merchandise and service, increased competition, decreases in the growth rate of our overall market, or our failure to capitalize on growth opportunities.
We announced a restructuring plan in June 2022, which we expanded throughout fiscal 2023, fiscal 2024, and fiscal 2025, intended to reduce our future fixed and variable operating costs. While we have realized cost savings from the restructuring plan, our efforts may not adequately reduce future expenses or impact our results as we anticipate. Moreover, our expenses may increase, particularly as we develop and introduce new merchandise offerings, including the re-imagination of our client experience, need to hire and retain personnel, or increase investment in our marketing initiatives. We may not always pursue short-term profits but are often focused on long-term growth, which may impact our short-term financial results. If our revenue does not increase to offset increases in our operating expenses, we may not be profitable in future periods.
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
STITCH FIX, INC. | Q1 2026 FORM 10-Q | 33

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
STITCH FIX, INC. | Q1 2026 FORM 10-Q | 34

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
As of November 1, 2025, approximately 1,800 of our employees were Stylists. In January 2024, we moved to a part-time only Stylist model, and all of our Stylists now work on a part-time basis and are paid hourly. The Stylists track and report the time they spend working for us. These employees are classified as nonexempt under federal and state law. If we fail to effectively manage our Stylists, including by ensuring accurate tracking and reporting of their hours worked and proper processing of their hourly wages, then we may face claims alleging violations of wage and hour employment laws, including, without limitation, claims of back wages, unpaid overtime pay, and missed meal and rest periods. Any such employee litigation could be attempted on a class or representative basis, or other form of multi-plaintiff litigation. For example, in August 2020, a representative action under California’s Private Attorneys General Act was filed against us alleging various violations of California’s wage and hour laws relating to our current and former non-exempt Stylist employees. While we were able to settle this matter, and we no longer employ Stylists in California, future litigation concerning our styling employees could be expensive and time-consuming regardless of whether the claims against us are valid or whether we are ultimately determined to be liable, and could divert management’s attention from our business. We could also be adversely affected by negative publicity, litigation costs resulting from the defense of these claims, and the diversion of time and resources from our operations.
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
STITCH FIX, INC. | Q1 2026 FORM 10-Q | 35

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
STITCH FIX, INC. | Q1 2026 FORM 10-Q | 36

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
STITCH FIX, INC. | Q1 2026 FORM 10-Q | 37

could impact our ability or the ability of third parties to operate our sites and ship merchandise. In addition, these types of events could negatively impact consumer spending in the impacted regions.
In fact, the COVID-19 pandemic disrupted our operations in and caused us to temporarily close our offices and require that most of our employees work from home; disrupted our operations in and caused us to close fulfillment centers; required us to implement various operational changes to ensure the health and safety of our employees; had a range of negative effects on the operations of our third-party providers and vendors, including our merchandise supply chain and shipping partners; and negatively impacted consumer spending and the economy generally due to measures taken to contain the spread of COVID-19, such as government-mandated business closures, office closures, and travel and transportation restrictions. We experienced reduced capacity in the third quarter of the fiscal year ended August 1, 2020 (“fiscal 2020”) as we temporarily closed three of our fulfillment centers and we implemented additional safety protocols. These efforts resulted in significantly less capacity in our fulfillment centers during the third quarter of fiscal 2020, which resulted in delayed Fix shipments, a significant Fix backlog, delayed inventory and return processing, extended wait times for clients, and inventory management challenges. The COVID-19 pandemic and resulting economic disruption also led to significant volatility in the capital markets. Since the COVID-19 pandemic, most non-fulfillment center employees continue to work in a remote capacity with some in a hybrid of in-person and remote work. Remote working environments present additional risks, uncertainties and costs that could affect our performance, including increased operational risk, uncertainty regarding office space needs, heightened vulnerability to cyber attacks, potential reduced productivity, changes to our Company culture, potential strains to our business continuity plans, and increased costs to ensure our offices are safe and functional as hybrid offices that enable effective collaboration of both remote and in-person colleagues. The COVID-19 pandemic caused many risks as described above and throughout these risk factors to materialize and adversely affected our business and operating results. Any future natural disasters, pandemics, or crises could disrupt our operations or negatively impact consumer spending, adversely affecting our business and results of operations.
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
In the ordinary course of our business, we and our vendors and service providers collect, process, and store certain personal information and other data relating to individuals, such as our clients and employees, which may include proprietary, confidential, and sensitive data, including personally identifiable information, such as but not limited to, name, address, social security numbers, client payment card information, client physical attributes, photos, and client style preferences. We rely substantially on commercially available systems, software, tools, and monitoring to provide security for our processing, transmission, and storage of personal information and other confidential information. There can be no assurance that we or our vendors will not suffer a data compromise, that malicious actors will not gain access to personal information or other sensitive data, including payment card data or confidential business information, or that any such data compromise or unauthorized access will be discovered in a timely fashion. The techniques used to obtain unauthorized access or to sabotage systems are constantly evolving and can include, but are not limited to, social-engineering attacks (including through deep-fakes, phishing, vishing (voice phishing), and smishing (SMS phishing)), malicious code (such as viruses and worms), denial-of-service
STITCH FIX, INC. | Q1 2026 FORM 10-Q | 38

attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, attacks enhanced or facilitated by AI, and other similar threats. These threats change frequently and generally are not identified until they are launched against a target, and we and our vendors may be unable to anticipate these techniques or to implement adequate preventative measures. We and many of our vendors and other business partners have moved to a more remote and hybrid work force, and as a result, we and our partners may be more vulnerable to cyber attacks. In addition, security measures may be circumvented accidentally or intentionally by our employees, contractors, vendors, or other third parties with whom we do business. Such parties may seek to misappropriate such personal information, confidential information, or other data, or may inadvertently release or compromise such data.
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
Adverse litigation judgments or settlements resulting from legal proceedings in which we are or may be involved have in the past and could in the future expose us to monetary damages or limit our ability to operate our business.
Currently, we are involved in various legal proceedings. For example, on August 26, 2022, a class action lawsuit alleging violations of federal securities laws was filed by certain of our stockholders naming as defendants us and certain of our officers and directors for allegedly making materially false and misleading statements regarding our
STITCH FIX, INC. | Q1 2026 FORM 10-Q | 39

Freestyle offering (the “Securities Class Action”). On March 17, 2023, June 6, 2023, May 24, 2024, July 22, 2025, and November 12, 2025, derivative actions were filed by certain of our stockholders against certain of our current and former directors and officers based on similar factual allegations underlying the Securities Class Action. In connection with the Securities Class Action, the parties agreed to a settlement in principle wherein we agree to pay, or cause our insurance carriers to pay, $32.0 million, in exchange for mutually agreeable releases and dismissal with prejudice of all claims in the Securities Class Action. We have in the past and may in the future become involved in other private actions, collective actions, investigations, and various other legal proceedings by clients, employees, suppliers, competitors, government agencies, stockholders, or others. The results of any such litigation, investigations, and other legal proceedings are inherently unpredictable and expensive. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, damage our reputation, require significant amounts of management time, and divert significant resources. If any of these legal proceedings were to be determined adversely to us, or we were to enter into a settlement arrangement, we could be exposed to monetary damages or limits on our ability to operate our business, which could have an adverse effect on our business, financial condition, and operating results.

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
STITCH FIX, INC. | Q1 2026 FORM 10-Q | 40

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
The CCPA, as amended by the CPRA, applies to personal information of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. A number of other states have also passed comprehensive privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels. These developments further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, dissemination, and security of data and the FTC has indicated that use of biometric technologies (including facial recognition technologies) may be subject to additional scrutiny. Further, the SEC has adopted new rules that require us to provide greater disclosures around proactive security protections that we employ and regarding security incidents. The failure to comply with such requirements would lead to adverse consequences in some circumstances.
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
STITCH FIX, INC. | Q1 2026 FORM 10-Q | 41

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
A predominant portion of the goods we sell is originally manufactured in countries other than the United States, with the majority coming from China. Tariffs and other protectionist trade measures could adversely affect our business, including disruption and cost increases in our established patterns for sourcing our merchandise and increased uncertainties in planning our sourcing strategies and forecasting our margins. Recent trade policies and uncertainty related thereto, including with respect to tariffs and other restrictions, particularly with respect to China in addition to other countries from which we source our merchandise and raw materials, have created a dynamic and unpredictable trade landscape, which has and may continue to adversely impact our business and operations. For example, the U.S. government has imposed significant incremental tariffs on a broad range of goods imported from China, including the apparel we source. Certain of these tariffs are subject to legal and other challenges, the outcome of which could further change the tariff rate, including with respect to China. Tariffs and international trade arrangements will continue to change, potentially without warning and to an extent or duration that is difficult to predict. Changing tariff rates and shifting trade policies have created significant uncertainty for vendors, consumers, and us. If tariffs from countries from which we source products are sustained at heightened levels, it will further increase our merchandise costs, may result in increased prices for our clients, and may negatively impact our margins and consumer demand for our products and services, any of which could harm our competitive position or otherwise negatively impact our operating results. Moreover, tariff and other trade-related cost pressures and supply chain disruptions may lead to reputational harm if we are unable to deliver our products or services on expected timelines. We may not be able to forecast such impacts accurately. Although we continue to work with our vendors to mitigate our exposure to current or potential tariffs, there can be no assurance that we will be able to offset any increased costs. Other changes in U.S. tariffs, quotas, trade relationships, or tax provisions could also reduce the supply of goods available to us or increase our cost of goods. Although such changes would have implications across the entire industry, we may fail to effectively adapt to and manage the adjustments in strategy that would be necessary in response to those changes. In addition to the general uncertainty and overall risk from potential
STITCH FIX, INC. | Q1 2026 FORM 10-Q | 42

changes in U.S. laws and policies, as we make business decisions in the face of such uncertainty, we may incorrectly anticipate the outcomes, miss out on business opportunities, or fail to effectively adapt our business strategies and manage the adjustments that are necessary in response to those changes. These risks could adversely affect our revenues, reduce our profitability, and negatively impact our business.
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
STITCH FIX, INC. | Q1 2026 FORM 10-Q | 43

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
In addition, extreme price and volume fluctuations in the stock markets have affected and continue to affect many eCommerce and other technology companies’ stock prices, including ours. Often, our stock price and that of many eCommerce and technology companies have fluctuated in ways unrelated or disproportionate to the companies’ operating performance. In the past, stockholders have filed securities class action litigation following periods of market volatility, such as the Securities Class Action described elsewhere herein. We may be the target of additional litigation of this type in the future as well. Such securities litigation has in the past and could in the future subject us to substantial costs, divert resources and the attention of management from our business, and could seriously harm our business.
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
STITCH FIX, INC. | Q1 2026 FORM 10-Q | 44

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
In January 2022, our Board of Directors authorized a share repurchase program to repurchase up to $150.0 million of our outstanding Class A common stock, with no expiration date. During fiscal 2024 and fiscal 2025, we did not repurchase any shares of our common stock, and we had $120.0 million remaining in share repurchase capacity as of November 1, 2025. Although our Board of Directors has authorized this repurchase program, the program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The actual timing and amount of repurchases remain subject to a variety of factors, including stock price, trading volume, market conditions and other general business considerations. In addition, the terms of our first lien credit agreement with Citibank, N.A., as agent and lender (“the 2023 Credit Facility”), impose limitations on our ability to repurchase shares. The share repurchase program may be modified, suspended, or terminated at any time, and we cannot guarantee that the program will be fully consummated or that it will enhance long-term stockholder value. The program could affect the trading price of our stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our stock. In addition, this program could diminish our cash and cash equivalents and marketable securities.
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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As a result, the holders of our Class B common stock, including certain of our current and former directors, executive officers, and their affiliates, are able to exercise considerable influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stock holdings represent less than 50% of the outstanding shares of our capital stock. As of November 28, 2025, 16,033,889 of our 134,198,994 shares outstanding were held by our directors, executive officers, and their affiliates, and 11,197,809 of such shares held by our directors, executive officers, and their affiliates were shares of Class B common stock. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests. This control may adversely affect the market price of our Class A common stock and some stock indices may not allow public companies utilizing dual or multi-class capital structures to be included in their indices.
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
STITCH FIX, INC. | Q1 2026 FORM 10-Q | 45

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
STITCH FIX, INC. | Q1 2026 FORM 10-Q | 46

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
We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Specifically, the Sarbanes-Oxley Act requires management to assess the effectiveness of our internal controls over financial reporting and to report any material weaknesses in such internal control. We have experienced material weaknesses and significant deficiencies in our internal controls previously. Management has concluded that our internal control over financial reporting was effective as of November 1, 2025. However, our testing, or the subsequent testing by our independent public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. If we or our accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, it could harm our operating results, adversely affect our reputation, or result in inaccurate financial reporting. Furthermore, should any such deficiencies arise we could be subject to lawsuits, sanctions or investigations by regulatory authorities, including SEC enforcement actions and we could be required to restate our financial results, any of which would require additional financial and management resources.
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
STITCH FIX, INC. | Q1 2026 FORM 10-Q | 47

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5.	OTHER INFORMATION.
Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended November 1, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.
STITCH FIX, INC. | Q1 2026 FORM 10-Q | 48

ITEM 6.	EXHIBITS.
EXHIBIT INDEX

Incorporation by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
3.1*	Amended and Restated Certificate of Incorporation of Stitch Fix, Inc.	8-K	001-38291	3.1	11/21/2017
3.2*	Amended and Restated Bylaws of Stitch Fix, Inc.	8-K	001-38291	3.1	6/27/2023
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
+ Indicates management contract or compensatory plan.
* Document has been previously filed with the Securities and Exchange Commission and is incorporated herein by reference herein.
† The certification attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Stitch Fix, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
STITCH FIX, INC. | Q1 2026 FORM 10-Q | 49

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Stitch Fix, Inc.
Date:	December 5, 2025	By:	/s/ David Aufderhaar
David Aufderhaar
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

STITCH FIX, INC. | Q1 2026 FORM 10-Q | 50