Form 10-Q
period 2026-01-31
Stitch Fix, Inc.
filed 2026-03-12
CIK 1576942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2026
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

As of March 6, 2026, the number of outstanding shares of the registrant’s Class A common stock, par value $0.00002 per share, was 121,382,902, and the number of outstanding shares of the registrant’s Class B common stock, par value $0.00002 per share, was 15,139,618.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements that involve risks, uncertainties, and assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report that are not purely historical, including without limitation statements regarding our projected financial position and results, key financial and operating metrics, customer acquisition and retention, the competitive landscape, our market opportunity, and the business strategy, plans, and objectives of our management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management, which are in turn based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties, and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” included under Part II, Item 1A below. Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
STITCH FIX, INC. | Q2 2026 FORM 10-Q | 1

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STITCH FIX, INC.
INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STITCH FIX, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)	January 31, 2026	August 2, 2025
Assets
Current assets:
Cash and cash equivalents	$118,782	$113,952
Short-term investments	108,925	120,901
Inventory, net	122,132	118,370
Prepaid expenses and other current assets	54,295	20,649
Total current assets	404,134	373,872
Long-term investments	12,812	7,894
Property and equipment, net	41,488	43,199
Operating lease right-of-use assets	45,000	51,201
Other long-term assets	4,381	4,456
Total assets	$507,815	$480,622
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$92,194	$89,243
Operating lease liabilities	21,737	22,752
Accrued liabilities	107,266	76,348
Gift card liability	7,167	6,238
Deferred revenue	7,728	8,616
Other current liabilities	2,731	3,030
Total current liabilities	238,823	206,227
Operating lease liabilities, net of current portion	58,865	70,759
Other long-term liabilities	787	658
Total liabilities	298,475	277,644
Commitments and contingencies (Note 6)
Stockholders’ equity:
Class A common stock, $0.00002 par value – 2,000,000,000 shares authorized at January 31, 2026, and August 2, 2025; 123,676,208 and 118,921,860 shares issued at January 31, 2026, and August 2, 2025; and 121,374,067 and 116,619,719 shares outstanding at January 31, 2026, and August 2, 2025, respectively	1	1
Class B common stock, $0.00002 par value – 100,000,000 shares authorized at January 31, 2026, and August 2, 2025; 15,148,453 and 15,856,558 shares issued and outstanding at January 31, 2026, and August 2, 2025, respectively	1	1
Additional paid-in capital	744,726	729,444
Accumulated other comprehensive income (loss)	(338)	(434)
Accumulated deficit	(505,008)	(495,992)
Treasury stock, at cost – 2,302,141 and 2,302,141 shares as of January 31, 2026, and August 2, 2025, respectively	(30,042)	(30,042)
Total stockholders’ equity	209,340	202,978
Total liabilities and stockholders’ equity	$507,815	$480,622

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
STITCH FIX, INC. | Q2 2026 FORM 10-Q | 3

STITCH FIX, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended		For the Six Months Ended
(In thousands, except share and per share amounts)	January 31, 2026	February 1, 2025	January 31, 2026	February 1, 2025
Revenue, net	$341,297	$312,110	$683,424	$630,928
Cost of goods sold	192,352	173,249	385,155	347,262
Gross profit	148,945	138,861	298,269	283,666
Selling, general, and administrative expenses	153,685	147,886	311,584	301,657
Operating loss	(4,740)	(9,025)	(13,315)	(17,991)
Interest income	2,182	2,663	4,538	5,595
Other expense, net	(30)	(79)	(115)	(151)
Loss before income taxes	(2,588)	(6,441)	(8,892)	(12,547)
Provision for income taxes	66	182	124	339
Net loss from continuing operations	(2,654)	(6,623)	(9,016)	(12,886)
Net income from discontinued operations, net of income taxes	—	94	—	101
Net loss	(2,654)	(6,529)	(9,016)	(12,785)
Other comprehensive income (loss):
Change in unrealized gains and losses on available-for-sale securities, net of tax	(13)	(57)	96	(17)
Total other comprehensive income (loss), net of tax	(13)	(57)	96	(17)
Comprehensive loss	$(2,667)	$(6,586)	$(8,920)	$(12,802)
Loss per share from continuing operations attributable to common stockholders:
Basic	$(0.02)	$(0.05)	$(0.07)	$(0.10)
Diluted	$(0.02)	$(0.05)	$(0.07)	$(0.10)
Earnings per share from discontinued operations attributable to common stockholders:
Basic	$0.00	$0.00	$0.00	$0.00
Diluted	$0.00	$0.00	$0.00	$0.00
Loss per share attributable to common stockholders:
Basic	$(0.02)	$(0.05)	$(0.07)	$(0.10)
Diluted	$(0.02)	$(0.05)	$(0.07)	$(0.10)
Weighted-average shares used to compute earnings (loss) per share attributable to common stockholders:
Basic	135,354,835	127,984,475	134,350,213	126,978,567
Diluted	135,354,835	127,984,475	134,350,213	126,978,567

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
STITCH FIX, INC. | Q2 2026 FORM 10-Q | 4

STITCH FIX, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	For the Three Months Ended January 31, 2026
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
(In thousands, except share amounts)	Shares	Amount				Shares	Amount
Balance as of November 1, 2025	136,501,135	$2	$736,800	$(325)	$(502,354)	(2,302,141)	$(30,042)	$204,081
Issuance of common stock upon exercise of stock options	90,864	—	347	—	—	—	—	347
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	2,232,662	—	(7,438)	—	—	—	—	(7,438)
Stock-based compensation	—	—	15,017	—	—	—	—	15,017
Net loss	—	—	—	—	(2,654)	—	—	(2,654)
Other comprehensive income, net of tax	—	—	—	(13)	—	—	—	(13)
Balance as of January 31, 2026	138,824,661	$2	$744,726	$(338)	$(505,008)	(2,302,141)	$(30,042)	$209,340

	For the Three Months Ended February 1, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
(In thousands, except share amounts)	Shares	Amount				Shares	Amount
Balance as of November 2, 2024	129,145,474	$2	$694,339	$(295)	$(473,509)	(2,302,141)	$(30,042)	$190,495
Issuance of common stock upon exercise of stock options	2,665		6	—	—	—	—	6
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	1,960,070	—	(4,321)	—	—	—	—	(4,321)
Stock-based compensation	—	—	18,163	—	—	—	—	18,163
Net loss	—	—	—	—	(6,529)	—	—	(6,529)
Other comprehensive loss, net of tax	—	—	—	(57)	—	—	—	(57)
Balance as of February 1, 2025	131,108,209	$2	$708,187	$(352)	$(480,038)	(2,302,141)	$(30,042)	$197,757
STITCH FIX, INC. | Q2 2026 FORM 10-Q | 5

	For the Six Months Ended January 31, 2026
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
(In thousands, except share amounts)	Shares	Amount				Shares	Amount
Balance as of August 2, 2025	134,778,418	$2	$729,444	$(434)	$(495,992)	(2,302,141)	$(30,042)	$202,978
Issuance of common stock upon exercise of stock options	153,908		595	—	—	—	—	595
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	3,892,335	—	(12,308)	—	—	—	—	(12,308)
Stock-based compensation	—	—	26,995	—	—	—	—	26,995
Net loss	—	—	—	—	(9,016)	—	—	(9,016)
Other comprehensive income, net of tax	—	—	—	96	—	—	—	96
Balance as of January 31, 2026	138,824,661	$2	$744,726	$(338)	$(505,008)	(2,302,141)	$(30,042)	$209,340

	For the Six Months Ended February 1, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
(In thousands, except share amounts)	Shares	Amount				Shares	Amount
Balance as of August 3, 2024	127,060,436	$2	$684,650	$(335)	$(467,253)	(2,302,141)	$(30,042)	$187,022
Issuance of common stock upon exercise of stock options	2,665		6	—	—	—	—	6
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	4,045,108	—	(8,106)	—	—	—	—	(8,106)
Stock-based compensation	—	—	31,637	—	—	—	—	31,637
Net loss	—	—	—	—	(12,785)	—	—	(12,785)
Other comprehensive income, net of tax	—	—	—	(17)	—	—	—	(17)
Balance as of February 1, 2025	131,108,209	$2	$708,187	$(352)	$(480,038)	(2,302,141)	$(30,042)	$197,757

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
STITCH FIX, INC. | Q2 2026 FORM 10-Q | 6

STITCH FIX, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW

	For the Six Months Ended
(In thousands)	January 31, 2026	February 1, 2025
Cash Flows from Operating Activities from Continuing Operations:
Net loss from continuing operations	$(9,016)	$(12,886)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities from continuing operations:
Change in inventory reserves	6,383	2,047
Stock-based compensation expense	25,901	29,931
Depreciation, amortization, and accretion	11,988	13,481
Other	1,790	54
Change in operating assets and liabilities:
Inventory	(10,145)	(13,735)
Prepaid expenses and other assets	(3,227)	(2,128)
Operating lease right-of-use assets and liabilities	(6,708)	(5,803)
Accounts payable	2,545	(14,945)
Accrued liabilities	(1,147)	762
Deferred revenue	(888)	(179)
Gift card liability	929	851
Other liabilities	(170)	606
Net cash provided by (used in) operating activities from continuing operations	18,235	(1,944)
Cash Flows from Investing Activities from Continuing Operations:
Purchases of property and equipment	(9,310)	(7,547)
Purchases of securities available-for-sale	(33,544)	(96,554)
Sales of securities available-for-sale	1,500	2,468
Maturities of securities available-for-sale	39,877	62,659
Net cash used in investing activities from continuing operations	(1,477)	(38,974)
Cash Flows from Financing Activities from Continuing Operations:
Proceeds from the exercise of stock options, net	595	6
Payments for tax withholdings related to vesting of share-based awards	(12,308)	(8,106)
Other	(215)	(93)
Net cash used in financing activities from continuing operations	(11,928)	(8,193)
Net increase (decrease) in cash and cash equivalents from continuing operations	4,830	(49,111)
Cash Flows from Discontinued Operations:
Net cash used in operating activities from discontinued operations	—	(546)
Net decrease in cash and cash equivalents from discontinued operations	—	(546)
Net increase (decrease) in cash and cash equivalents	4,830	(49,657)
Cash and cash equivalents at beginning of period	113,952	162,862
Cash and cash equivalents at end of period	$118,782	$113,205
Supplemental Disclosure
Cash paid for income taxes	$206	$621
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$1,499	$1,389
Capitalized stock-based compensation	$1,094	$1,706

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
STITCH FIX, INC. | Q2 2026 FORM 10-Q | 7

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
The Company’s fiscal year is a 52-week or 53-week period ending on the Saturday closest to July 31. The fiscal years ending August 1, 2026 (“fiscal 2026”) and August 2, 2025 (“fiscal 2025”) each consists of 52 weeks.
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
STITCH FIX, INC. | Q2 2026 FORM 10-Q | 8

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
The following table summarizes the balances of contractual liabilities included in deferred revenue, gift card liability, and other current liabilities as of the dates indicated:

(in thousands)	January 31, 2026	August 2, 2025
Deferred revenue:
Upfront styling fees	$4,789	$4,939
Style Pass annual fees	2,201	2,638
Freestyle orders	738	1,039
Total deferred revenue	$7,728	$8,616
Gift card liability	$7,167	$6,238
Other current liabilities:
Referral credits	$150	$442
The following table summarizes Revenue, net recognized during six months ended January 31, 2026, that was previously included in deferred revenue, gift card liability, and other current liabilities at August 2, 2025:

(in thousands)	Revenue Recognized from Amounts Previously Included in Deferred Balances at August 2, 2025
Upfront styling fees	$4,889
Style Pass annual fees	1,633
Freestyle orders	668
Gift card liability	1,366
Referral credits	96
STITCH FIX, INC. | Q2 2026 FORM 10-Q | 9

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
No client accounted for greater than 10% of total revenue, net for the three and six months ended January 31, 2026, and February 1, 2025.
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
In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This update clarifies the applicability of Topic 270, the types of interim reporting, and the form and content of interim financial statements in accordance with GAAP. In addition, this update includes a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The guidance is effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual reporting periods, with early adoption permitted. We are currently evaluating the impact that this standard will have on our consolidated financial statements or related disclosures.
In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements. This update includes changes to the Accounting Standards Codification that clarify, correct errors, or make minor improvements to GAAP. This guidance is effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods. Early adoption is permitted. We do not anticipate this standard to have a material impact on our consolidated financial statements or related disclosures.

3.	FAIR VALUE MEASUREMENTS
Our financial instruments consist of cash, cash equivalents, investments, accounts receivable, accounts payable, and accrued liabilities. At January 31, 2026, and August 2, 2025, the carrying values of cash, accounts receivable, accounts payable, and accrued liabilities approximated fair value due to their short-term nature. We measure our cash equivalents and investments at fair value within Level 1 or Level 2 of the fair value hierarchy because we value
STITCH FIX, INC. | Q2 2026 FORM 10-Q | 10

these investments using unadjusted, quoted market prices; or alternative pricing sources and models utilizing market observable inputs, respectively.
Further, the Company measures the fair value of certain lease right of use assets and other long-lived assets subject to long-lived asset impairment using Level 3 unobservable inputs.
Our cash equivalents and investments, which were accounted for as available-for-sale securities and were measured at fair value on a recurring basis as of January 31, 2026, and August 2, 2025, were as follows:

	January 31, 2026				August 2, 2025
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$70,695	$—	$—	$70,695	$59,945	$—	$—	$59,945
Investments:
U.S. Treasury securities (1)	26,823	—	—	26,823	16,541	—	—	16,541
Corporate bonds (1)	—	89,687	—	89,687	—	105,110	—	105,110
Asset backed securities (1)	—	3,239	—	3,239	—	1,499	—	1,499
Yankee bonds	—	1,988	—	1,988	—	5,645	—	5,645
Total	$97,518	$94,914	$—	$192,432	$76,486	$112,254	$—	$188,740
(1) For January 31, 2026, Corporate bonds, U.S. Treasury securities, and Asset backed securities includes both short-term investments with remaining maturities of less than one year, and long-term investments with remaining maturities over one year and less than five years. For August 2, 2025, U.S. Treasury securities and corporate bonds includes both short-term investments with remaining maturities of less than one year, and long-term investments with remaining maturities over one year and less than five years.
The following table sets forth the amortized cost, gross unrealized gains and losses, and fair values of our investments, which are accounted for as available-for-sale securities, as of January 31, 2026, and August 2, 2025:

	January 31, 2026				August 2, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments:
U.S. Treasury securities	$26,805	$19	$(1)	$26,823	$16,542	$—	$(1)	$16,541
Corporate bonds	89,616	73	(2)	89,687	105,115	28	(33)	105,110
Asset backed securities	3,238	1	—	3,239	1,499	—	—	1,499
Yankee bonds	1,986	2	—	1,988	5,644	1	—	5,645
Total	$121,645	$95	$(3)	$121,737	$128,800	$29	$(34)	$128,795
No significant available-for-sale securities held as of the periods presented have been in a continuous unrealized loss position for more than 12 months as of January 31, 2026, and August 2, 2025.
STITCH FIX, INC. | Q2 2026 FORM 10-Q | 11

4.	ACCRUED LIABILITIES
Accrued liabilities consisted of the following:

(in thousands)	January 31, 2026	August 2, 2025
Compensation and related benefits	$22,096	$21,425
Advertising	10,700	10,712
Sales taxes	7,040	5,785
Shipping and freight	9,258	10,546
Accrued accounts payable	4,385	4,189
Inventory purchases	11,967	13,007
Sales refund reserve	8,240	7,419
Settlement accrual(1)	32,000	—
Other	1,580	3,265
Total accrued liabilities	$107,266	$76,348
(1) The settlement accrual is related to a specific class action lawsuit and is within the limits of the Company’s insurance policies. Refer to Note 6 “Commitments and Contingencies” for more information.

5.	CREDIT FACILITY
On December 4, 2023, we entered into a first lien credit agreement (the “Credit Agreement”) with Citibank, N.A., as agent and lender, which provides for a $50.0 million revolving credit facility (the “Credit Facility”), with a maturity date of December 4, 2026. The Credit Facility includes a sub-facility that provides for the issuance of letters of credit in an amount of up to $30.0 million. Availability of the Credit Facility is based upon a borrowing base formula and periodic borrowing base certifications valuing certain of our accounts receivable, credit card receivables, and inventory as reduced by certain reserves, if any. On December 11, 2025, we entered into a First Amendment (the “Amendment”) to the Credit Agreement, which extended the maturity date to December 11, 2028. Except as otherwise noted herein, the terms of the Credit Agreement were not materially modified by the Amendment.
Our borrowing availability based on balances as of January 31, 2026, was $50.0 million, and our excess availability was $33.1 million as a result of outstanding letters of credit, and no outstanding borrowing.
The Credit Facility is subject to customary fees for loan facilities of this type, including a commitment fee equal to 0.30% based on the average daily undrawn portion of the Credit Facility, payable quarterly.
The interest rate applicable to the Credit Facility will be, at our option, either (a) the Adjusted Term SOFR rate for the applicable interest period (subject to a 0.00% floor), plus a margin of 2.00% or (b) the Base Rate plus a margin of 2.00%. The Base Rate is the highest of (a) the federal funds rate plus 0.50%, (b) the Wall Street Journal prime rate, or (c) the Adjusted Term SOFR rate for a one-month interest period plus 1.00%.
Debt under the Credit Agreement is guaranteed by substantially all of our material domestic subsidiaries and is secured by substantially all of our and such subsidiaries’ assets. The Credit Agreement contains affirmative and negative covenants, indemnification provisions, and events of default. The Credit Agreement also contains financial covenants that require us to maintain a minimum liquidity level and, if applicable, a minimum total consolidated fixed charge coverage ratio during the periods set forth in the Credit Agreement. As of January 31, 2026, we were in compliance with all financial covenants.

6.	COMMITMENTS AND CONTINGENCIES
CONTINGENCIES
We record a loss contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. If a loss is at least reasonably possible, we disclose the nature of the contingency and, if reasonably estimable, the possible loss or range of loss. If a loss is at least reasonably possible and the amount or range of loss cannot be reasonably estimated, no accrual is recorded and we disclose that an estimate cannot be
STITCH FIX, INC. | Q2 2026 FORM 10-Q | 12

made. Accordingly, unless otherwise indicated below, we are unable to estimate the possible loss or range of loss for contingencies where a loss is at least reasonably possible.
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
On August 26, 2022, a class action lawsuit alleging violations of federal securities laws was filed by certain of our stockholders in the U.S. District Court for the Northern District of California, naming as defendants us and certain of our officers and directors (the “Securities Class Action”). The lawsuit alleges violations of the Securities Exchange Act of 1934, as amended, by us and our officers for allegedly making materially false and misleading statements regarding our Freestyle offering between June 2020 and June 2022. The plaintiffs seek unspecified monetary damages and other relief. On February 6, 2026, the parties signed a stipulation and agreement of settlement (the “Stipulation”), wherein we agree to pay, or cause our insurance carriers to pay, $32.0 million, in exchange for the release and dismissal with prejudice of all claims in the Securities Class Action. On February 10, 2026, the plaintiffs filed a motion for preliminary approval of the settlement, which is pending court approval. The Company, and each defendant, expressly denies all allegations of fault, liability, wrongdoing, or damages, and the settlement is not an admission of violation of any law. The Stipulation and settlement, the amount of which is within the limits of the Company’s insurance policies, is subject to court approval and other conditions. The settlement accrual and insurance recovery receivable are recorded in Accrued liabilities and Prepaid expenses and other current assets on the unaudited condensed consolidated balance sheets, respectively, as of January 31, 2026. Settlement expense, net of expected insurance recoveries, is recorded in Selling, general, and administrative expenses in the unaudited condensed consolidated statement of operations and comprehensive loss.
On March 17, 2023, a derivative action was filed by certain of our stockholders against certain of our current and former directors and officers in the Delaware Court of Chancery, based on similar allegations underlying the Securities Class Action. It seeks, among other remedies, damages and restitution to be paid to the Company by the individual defendants, governance changes, and attorney’s fees and costs. The case is currently stayed.
On June 6, 2023, a shareholder action was filed by certain of our stockholders against certain of our current and former directors and officers in the Superior Court of the State of California for the County of Los Angeles that alleged claims based on similar allegations underlying the Securities Class Action. The shareholder action was voluntarily dismissed on January 25, 2024. On May 14, 2024, another derivative action was filed by the same stockholder against certain of our current and former directors and officers, among others, in the Delaware Court of Chancery that alleged claims based on similar allegations underlying the Securities Class Action. The derivative action was voluntarily dismissed on August 4, 2025. On July 22, 2025, another derivative action was filed by the same stockholder against certain of our current and former directors and officers, among others, in the U.S. District Court for the Northern District of California. It alleges claims based on similar factual allegations underlying the Securities Class Action and seeks, inter alia, the disgorgement and redistribution of alleged insider trading profits by the insider trading defendants to stockholders, damages and restitution to be paid to the Company by the individual defendants, governance changes, and attorney’s fees and costs. The action in the Northern District of California is currently stayed.
On November 12, 2025, a derivative action was filed by certain of our stockholders against certain of our current and former directors and officers in the U.S. District Court for the Northern District of California, based on similar factual allegations underlying the Securities Class Action. It seeks, inter alia, damages, restitution, and disgorgement to be paid to the Company by the individual defendants, governance changes, and attorney’s fees and costs. The action is currently stayed.
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
STITCH FIX, INC. | Q2 2026 FORM 10-Q | 13

7.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The tables below present the changes in accumulated other comprehensive income (loss) (“AOCI”) by component and, if applicable, the reclassifications out of AOCI for the periods presented:

	For the Three Months Ended
	January 31, 2026		February 1, 2025
(in thousands)	Available-for-sale Securities	Total	Available-for-sale Securities	Total
Beginning balance	$(325)	$(325)	$(295)	$(295)
Other comprehensive income (loss) before reclassifications (1)	(5)	(5)	(57)	(57)
Amounts reclassified from AOCI	(8)	(8)	—	—
Net change in AOCI	(13)	(13)	(57)	(57)
Ending balance	$(338)	$(338)	$(352)	$(352)

	For the Six Months Ended
	January 31, 2026		February 1, 2025
(in thousands)	Available-for-sale Securities	Total	Available-for-sale Securities	Total
Beginning balance	$(434)	$(434)	$(335)	$(335)
Other comprehensive income (loss) before reclassifications (1)	104	104	(17)	(17)
Amounts reclassified from AOCI	(8)	(8)	—	—
Net change in AOCI	96	96	(17)	(17)
Ending balance	$(338)	$(338)	$(352)	$(352)
(1) There was no associated income tax effect for losses on available-for-sale securities for the three and six months ended January 31, 2026 or February 1, 2025, as we have recorded a valuation allowance against these deferred tax balances.

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
2017 Incentive Plan
In November 2017, our Board of Directors and stockholders adopted our 2017 Incentive Plan (the “2017 Plan”). The remaining shares available for issuance under our 2011 Plan became reserved for issuance under the 2017 Plan. Our 2017 Plan provides for the grant of Class A incentive stock options to employees and for the grant of nonqualified stock options, stock appreciation rights, RSAs, RSU awards, performance restricted stock unit (“PSU”) awards, performance cash awards, and other forms of stock awards to employees, directors, and consultants. Employee stock option awards generally begin to vest six months after the grant date with the remaining shares
STITCH FIX, INC. | Q2 2026 FORM 10-Q | 14

subject to the option vesting ratably over the next 30 months. Options generally expire after 10 years. RSU awards made to employees generally vest ratably on a quarterly basis subject to the employee’s continued service with the Company. PSU awards made to employees generally vest on a quarterly basis following the end of the performance period, subject to the employee’s continued service with the Company. As of January 31, 2026, the number of shares authorized for issuance under the 2017 Plan was 56,900,610 shares of Class A common stock, and the number of shares available for grant was 3,205,937.
2019 Inducement Plan
In October 2019, our Board of Directors adopted our 2019 Inducement Plan (the “2019 Plan”). Our 2019 Plan provides for the grant of Class A nonqualified stock options and RSU awards to individuals who satisfy the standards for inducement grants under the relevant Nasdaq Stock Market rules. As of January 31, 2026, the number of shares authorized for issuance under the 2019 Plan was 10,750,000 shares of Class A common stock and the number of shares available for grant was 2,211,945.
STOCK OPTIONS
Stock option activity under the 2011 Plan, 2017 Plan, and 2019 Plan was as follows:

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance at August 2, 2025	9,316,495	$5.43	7.41	$6,774
Exercised	(153,908)	3.87
Cancelled	(11,609)	16.38
Balance at January 31, 2026	9,150,978	$5.44	6.91	$8,657
RESTRICTED STOCK UNIT AWARDS
RSU award activity under the 2017 Plan and 2019 Plan was as follows:

	Unvested RSU Awards
	Class A Common Stock	Weighted- Average Grant Date Fair Value
Unvested at August 2, 2025	6,591,285	$4.18
Granted	5,944,529	4.52
Vested	(3,181,813)	4.34
Forfeited (1)	(1,868,361)	4.31
Unvested at January 31, 2026	7,485,640	$4.35
(1) This amount includes shares withheld for taxes upon vesting, which are returned to the respective equity incentive plan and become available for future grant.
STITCH FIX, INC. | Q2 2026 FORM 10-Q | 15

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
PSU award activity under the 2017 Plan was as follows:

	Unvested PSU Awards
	Class A Common Stock	Weighted- Average Grant Date Fair Value
Unvested at August 2, 2025	2,638,991	$3.48
Granted	1,611,800	4.49
Performance adjustment (1)	753,624	3.51
Vested	(710,522)	3.49
Forfeited (2)	(626,266)	3.46
Unvested at January 31, 2026	3,667,627	$3.93
(1) This amount reflects incremental PSUs earned as a result of the attainment of the original award’s specified performance-based metrics.
(2) This amount includes shares withheld for taxes upon vesting, which are returned to the 2017 Plan and become available for future grant.
STOCK-BASED COMPENSATION EXPENSE
Stock-based compensation expense for options, RSU awards, and PSU awards granted to employees for the three and six months ended January 31, 2026, was $14.4 million and $25.9 million, respectively, and for the three and six months ended February 1, 2025, was $17.2 million and $29.9 million, respectively. Stock-based compensation expense is included in selling, general, and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive loss.
As of January 31, 2026, the total unrecognized compensation expense related to unvested options, RSU awards, and PSU awards, net of estimated forfeitures, was $40.6 million, which we expect to recognize over an estimated weighted average period of 1.13 years.

9.	INCOME TAXES
The following table summarizes our effective tax rate from loss from continuing operations for the periods presented:

	For the Three Months Ended		For the Six Months Ended
(in thousands, except percentages)	January 31, 2026	February 1, 2025	January 31, 2026	February 1, 2025
Loss from continuing operations before income taxes	$(2,588)	$(6,441)	$(8,892)	$(12,547)
Provision for income taxes	66	182	124	339
Effective tax rate	(2.6)%	(2.8)%	(1.4)%	(2.7)%
Our continuing operations are subject to income taxes in the United States. Our effective tax rate for the three and six months ended January 31, 2026, differs from the federal statutory income tax rate primarily due to the full valuation allowance recorded on our net federal and state deferred tax assets. The tax provision for the three and six months ended January 31, 2026, is primarily comprised of state taxes.
Our effective tax rate for the three and six months ended February 1, 2025, differs from the federal statutory income tax rate primarily due to the full valuation allowance recorded on our net federal and state deferred tax assets. The tax provision for the three and six months ended February 1, 2025, is primarily comprised of state taxes.
STITCH FIX, INC. | Q2 2026 FORM 10-Q | 16

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
The table below presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted loss per share from continuing operations attributable to Class A and Class B common stockholders:

	For the Three Months Ended		For the Six Months Ended
(in thousands, except share and per share amounts)	January 31, 2026	February 1, 2025	January 31, 2026	February 1, 2025
Numerator:
Net loss from continuing operations attributable to Class A and Class B common stockholders	$(2,654)	$(6,623)	$(9,016)	$(12,886)
Denominator:
Weighted-average shares of common stock - basic	135,354,835	127,984,475	134,350,213	126,978,567
Weighted-average shares of common stock - diluted	135,354,835	127,984,475	134,350,213	126,978,567
Loss per share from continuing operations attributable to Class A and Class B common stockholders:
Basic	$(0.02)	$(0.05)	$(0.07)	$(0.10)
Diluted	$(0.02)	$(0.05)	$(0.07)	$(0.10)
STITCH FIX, INC. | Q2 2026 FORM 10-Q | 17

As the Company has reported net loss from continuing operations for each of the periods presented, all potentially dilutive securities were considered antidilutive. The following common stock equivalents were excluded from the computation of diluted loss per share from continuing operations because their effect would have been antidilutive for the periods presented:

	For the Three Months Ended		For the Six Months Ended
	January 31, 2026	February 1, 2025	January 31, 2026	February 1, 2025
Performance restricted stock units that settle into Class A common stock	3,667,627	2,159,375	3,667,627	2,159,375
Restricted stock units that settle into Class A common stock	7,485,640	11,565,008	7,485,640	11,565,008
Stock options to purchase Class A common stock	8,472,487	8,916,154	8,472,487	8,916,154
Stock options to purchase Class B common stock	678,491	697,942	678,491	697,942
Total	20,304,245	23,338,479	20,304,245	23,338,479

11.	SEGMENT REPORTING
The following table presents selected financial information with respect to the Company's single reportable segment, including significant segment expenses that are regularly provided to the Chief Operating Decision Maker, the Company’s Chief Executive Officer:

	For the Three Months Ended		For the Six Months Ended
(in thousands)	January 31, 2026	February 1, 2025	January 31, 2026	February 1, 2025
Revenue, net	$341,297	$312,110	$683,424	$630,928
Less:
Cost of goods sold	192,352	173,249	385,155	347,262
Advertising expense	28,901	24,400	62,790	54,438
Stock-based compensation expense	14,405	17,281	25,900	29,931
Depreciation and amortization expense	6,260	7,115	12,546	14,500
Interest income	(2,182)	(2,663)	(4,538)	(5,595)
Other expense, net	30	79	115	151
Provision for income taxes	66	182	124	339
Other segment expenses (1)	104,119	99,090	210,348	202,788
Net loss from continuing operations	$(2,654)	$(6,623)	$(9,016)	$(12,886)
(1) Other segment expenses is primarily comprised of payroll and benefits expenses, technology fees, facilities expense, and other general and administrative expenses.
STITCH FIX, INC. | Q2 2026 FORM 10-Q | 18

12.	DISCONTINUED OPERATIONS
During the first quarter of fiscal 2024, we ceased operations of our UK business and the accounting requirements for reporting the UK business as a discontinued operation were met. As a result, the UK business is presented in the accompanying unaudited condensed consolidated financial statements as a discontinued operation for all periods presented.
As of January 31, 2026, and August 2, 2025, there were no assets or liabilities of discontinued operations in the unaudited condensed consolidated balance sheets.
The following table presents the key components of income from discontinued operations:

	For the Three Months Ended		For the Six Months Ended
(in thousands)	January 31, 2026	February 1, 2025	January 31, 2026	February 1, 2025
Selling, general, and administrative expenses	—	47	—	47
Operating loss	—	(47)	—	(47)
Other expense, net	—	(16)	—	(9)
Loss before income taxes	—	(63)	—	(56)
Benefit for income taxes	—	(157)	—	(157)
Income from discontinued operations, net of income taxes	$—	$94	$—	$101

STITCH FIX, INC. | Q2 2026 FORM 10-Q | 19

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Since our inception, Stitch Fix has been powered by data science, and we continue to enhance these capabilities. Our rich data set and our proprietary algorithms fuel our business by enhancing the client experience and driving business model efficiencies. For example, we currently leverage AI and data science to match our Stylists to our clients and aid our Stylists in creating Fixes, help inform merchandise buying and inventory placement in our network, and optimize our approach to pricing and markdowns. Our large and growing data set provides the foundation for our proprietary algorithms. The vast majority of our client data is directly shared by the client, rather than inferred, scraped, or obtained from other sources. We also gather extensive trend data as well as merchandise data, such as inseam, pocket shape, silhouette, and fit. We believe that both the data we have, as well as our algorithms, give us a significant competitive advantage. As our data set has grown, our algorithms have become more powerful, and we expect that to continue.
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
STITCH FIX, INC. | Q2 2026 FORM 10-Q | 20

FINANCIAL OVERVIEW
For the three months and six months ended January 31, 2026, we reported revenue, net of $341.3 million and $683.4 million, respectively, representing a year-over-year increase of 9.4% and 8.3%, respectively, compared to the same period in the prior year. As of January 31, 2026, and February 1, 2025, we had approximately 2,288,000 and 2,371,000 active clients, respectively, representing a year-over-year decrease of 3.5%.
During the six months ended January 31, 2026, we experienced an increase in net revenue year-over-year primarily due to an increase in net revenue per active client, driven by higher average order values and number of items kept per Fix, partially offset by a decline in active clients due to our challenges in acquiring and retaining active clients. Throughout the remainder of fiscal 2026, we expect broader macroeconomic uncertainty and market conditions to negatively impact consumer discretionary spending. However, we project that positive trends in average order values and the number of items kept per Fix will offset any negative impact of lower active client counts on net revenue in the remainder of fiscal 2026. We remain focused on retaining current clients, attracting new clients, improving the conversion of new visitors to our site and app, and enhancing our overall client experience for new and existing clients. Refer to the section titled “Key Financial and Operating Metrics” for information on how we define and calculate active clients.
Net loss from continuing operations for three months and six months ended January 31, 2026, was $2.7 million and $9.0 million, respectively, compared to a net loss from continuing operations of $6.6 million and $12.9 million for the same period in the prior year.
For more information on the components of net loss from continuing operations for three months and six months ended, refer to the section titled “Results of Operations” below.

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
STITCH FIX, INC. | Q2 2026 FORM 10-Q | 21

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

	For the Three Months Ended		For the Six Months Ended
(in thousands)	January 31, 2026	February 1, 2025	January 31, 2026	February 1, 2025
Net loss from continuing operations	$(2,654)	$(6,623)	$(9,016)	$(12,886)
Add (deduct):
Interest income	(2,182)	(2,663)	(4,538)	(5,595)
Other expense, net	30	79	115	151
Provision for income taxes	66	182	124	339
Depreciation and amortization	6,260	7,115	12,546	14,500
Stock-based compensation expense	14,405	17,281	25,900	29,931
Restructuring and other one-time costs (1)	—	548	—	2,974
Non-ordinary course legal fees (2)	—	—	4,223	—
Adjusted EBITDA	$15,925	$15,919	$29,354	$29,414
(1)    For the three months and six months ended February 1, 2025, restructuring charges were $0.2 million and $1.2 million, respectively, primarily in severance and employee-related benefits and other restructuring costs; and other one-time costs were $0.4 million and $1.8 million, respectively, in one-time bonuses for certain continuing employees.
(2)    Non-ordinary course legal fees for the six months ended January 31, 2026, include costs related to a specific class action lawsuit.

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

	For the Six Months Ended
(in thousands)	January 31, 2026	February 1, 2025
Free Cash Flow reconciliation:
Net cash provided by (used in) operating activities from continuing operations	$18,235	$(1,944)
Deduct:
Purchases of property and equipment	(9,310)	(7,547)
Free Cash Flow	$8,925	$(9,491)
Net cash used in investing activities from continuing operations	$(1,477)	$(38,974)
Net cash used in financing activities from continuing operations	$(11,928)	$(8,193)
STITCH FIX, INC. | Q2 2026 FORM 10-Q | 22

OPERATING METRICS

	January 31, 2026	November 1, 2025	August 2, 2025	May 3, 2025	February 1, 2025
Active clients (in thousands)	2,288	2,307	2,309	2,353	2,371
Net revenue per active client	$577	$559	$549	$542	$537
Active Clients
We believe that the number of active clients is a key indicator of the overall health of our business. We define an active client as a client who checked out a Fix or was shipped an item via Freestyle in the preceding 52 weeks, measured as of the last day of that period. Clients check out a Fix when they indicate what items they are keeping through our mobile application or on our website. We consider each Women’s, Men’s, or Kids account as a client, even if they share the same household. A single person could have multiple accounts and count as multiple active clients. We had approximately 2,288,000 and 2,371,000 active clients as of January 31, 2026, and February 1, 2025, respectively, representing a year-over-year decrease of 3.5%. The decrease in active clients is due to dormant clients outpacing client additions during the year, which we largely attribute to client conversion and retention challenges.
Net Revenue per Active Client
We believe that net revenue per active client is an indicator of client engagement and satisfaction. We calculate net revenue per active client based on net revenue over the preceding four fiscal quarters divided by the number of active clients measured as of the last day of the period. Net revenue per active client was $577 and $537 as of January 31, 2026, and February 1, 2025, respectively, or a year-over-year increase of 7.4%, respectively.

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
STITCH FIX, INC. | Q2 2026 FORM 10-Q | 23

Marketing expense is recorded in selling, general, and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive loss. The largest component of our marketing expense is advertising, which for the three and six months ended January 31, 2026, was $28.9 million and $62.8 million, respectively, and for the three and six months ended February 1, 2025, was $24.4 million and $54.4 million, respectively. We will continue to be methodical about our approach when we are making advertising decisions, and may adjust our spending up or down based on performance.
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
STITCH FIX, INC. | Q2 2026 FORM 10-Q | 24

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

RESULTS OF OPERATIONS
The following table summarizes our financial results from continuing operations:

	For the Three Months Ended		%	For the Six Months Ended		%
(in thousands)	January 31, 2026	February 1, 2025	Change	January 31, 2026	February 1, 2025	Change
Revenue, net	$341,297	$312,110	9.4%	$683,424	$630,928	8.3%
Cost of goods sold	192,352	173,249	11.0%	385,155	347,262	10.9%
Gross profit	148,945	138,861	7.3%	298,269	283,666	5.1%
Selling, general, and administrative expenses	153,685	147,886	3.9%	311,584	301,657	3.3%
Operating loss	(4,740)	(9,025)	(47.5)%	(13,315)	(17,991)	(26.0)%
Interest income	2,182	2,663	(18..1)%	4,538	5,595	(18.9)%
Other expense, net	(30)	(79)	(62.0)%	(115)	(151)	(23.8)%
Loss before income taxes	(2,588)	(6,441)	(59.8)%	(8,892)	(12,547)	(29.1)%
Provision for income taxes	66	182	(63.7)%	124	339	(63.4)%
Net loss from continuing operations	$(2,654)	$(6,623)	(59.9)%	$(9,016)	$(12,886)	(30.0)%
 The components of our results from continuing operations as a percentage of revenue were as follows:

	For the Three Months Ended		For the Fiscal Year Ended
	January 31, 2026	February 1, 2025	January 31, 2026	February 1, 2025
Revenue, net	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	56.4%	55.5%	56.4%	55.0%
Gross margin	43.6%	44.5%	43.6%	45.0%
Selling, general, and administrative expenses	45.0%	47.4%	45.6%	47.8%
Operating loss	(1.4)%	(2.9)%	(1.9)%	(2.9)%
Interest income	0.6%	0.9%	0.7%	0.9%
Other expense, net	—%	—%	—%	—%
Loss before income taxes	(0.8)%	(2.1)%	(1.3)%	(2.0)%
Provision for income taxes	—%	0.1%	—%	0.1%
Net loss from continuing operations	(0.8)%	(2.1)%	(1.3)%	(2.0)%
STITCH FIX, INC. | Q2 2026 FORM 10-Q | 25

Note: Due to rounding, percentages in this table may not sum to totals.
REVENUE AND GROSS MARGIN
Revenue increased by $29.2 million and $52.5 million, or 9.4% and 8.3%, respectively, during the three months and six months ended January 31, 2026. The increase in revenue was primarily attributable to an improvement in net revenue per active client of 7.4% year over year, which was primarily driven by higher average order values with the number of items kept by our clients per Fix increasing, and higher average unit retail prices. Partially offsetting the net revenue per active client increase was 3.5% decrease in active clients from February 1, 2025, to January 31, 2026.
Gross margin for the three and six months ended January 31, 2026, decreased by 90 and 140 basis points, respectively, compared to the same periods in the prior year. The decrease for the three month period was primarily driven by higher transportation costs and higher costs related to inventory health management, partially offset by improved product margins. The decrease for the six month period was primarily driven by higher transportation costs and lower product margins.
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES
SG&A in the three months ended January 31, 2026, increased by $5.8 million compared to the same period. The increase was primarily driven by higher advertising spend and higher compensation and benefits expense, partially offset by lower stock-based compensation expense. SG&A in the six months ended January 31, 2026, increased $9.9 million compared to the same period in the prior year. The increase was primarily driven by higher advertising spend and professional fees, including $4.2 million in non-ordinary course legal fees.
SG&A as a percentage of revenue for three months ended January 31, 2026, decreased to 45.0% compared to 47.4% for the same period in the prior year. The decrease was primarily driven by lower compensation and benefits expense, including lower stock-based compensation expense, partially offset by higher advertising spend as a percentage of revenue. SG&A as a percentage of revenue for six months ended January 31, 2026, decreased to 45.6% compared to 47.8% for the same period in the prior year. The decrease was primarily driven by lower compensation and benefits expense, including lower stock-based compensation expense, partially offset by higher advertising spend and professional fees as a percentage of revenue.
PROVISION FOR INCOME TAXES
The following table summarizes our effective tax rate from loss from continuing operations for the periods presented:

	For the Three Months Ended		For the Six Months Ended
(in thousands, except percentages)	January 31, 2026	February 1, 2025	January 31, 2026	February 1, 2025
Loss from continuing operations before income taxes	$(2,588)	$(6,441)	$(8,892)	$(12,547)
Provision for income taxes	66	182	124	339
Effective tax rate	(2.6)%	(2.8)%	(1.4)%	(2.7)%
Our continuing operations are subject to income taxes in the United States. Our effective tax rate for the three and six months ended January 31, 2026, differs from the federal statutory income tax rate primarily due to the full valuation allowance recorded on our net federal and state deferred tax assets. The tax provision for the three and six months ended January 31, 2026, is primarily comprised of state taxes.
Our effective tax rate for the three and six months ended February 1, 2025, differs from the federal statutory income tax rate primarily due to the full valuation allowance recorded on our net federal and state deferred tax assets. The tax provision for the three and six months ended February 1, 2025, is primarily comprised of state taxes.

STITCH FIX, INC. | Q2 2026 FORM 10-Q | 26

LIQUIDITY AND CAPITAL RESOURCES
SOURCES OF LIQUIDITY
Our principal sources of liquidity are our cash, cash equivalents, investments, cash flows from continuing operations, and borrowing capacity under our credit facility. As of January 31, 2026, we had $118.8 million of cash and cash equivalents attributable to continuing operations, and $121.7 million of investments.
Credit Facility
As of January 31, 2026, we have a revolving credit facility with borrowing availability of $50.0 million, and excess availability of $33.1 million as a result of outstanding letters of credit, and no outstanding borrowing.
For information on the terms of the Credit Facility, refer to Note 5, “Credit Facility” within the Notes to unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.
USES OF CASH
Our primary uses of cash include operating costs such as merchandise purchases, lease obligations, compensation and benefits, marketing, and other expenditures necessary to support our business.
We believe our existing cash, cash equivalents, investment balances, and the borrowing available under our Credit Facility, if needed, will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months and beyond.
SHARE REPURCHASES
In January 2022, our Board of Directors authorized a share repurchase program to repurchase up to $150.0 million of our outstanding Class A common stock, with no expiration date (the “2022 Repurchase Program”). We may repurchase shares from time to time through open market repurchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. The actual timing, number and value of shares repurchased in the future will be determined by the Company in its discretion and will depend on a number of factors, including price, trading volume, market conditions, and other general business conditions. Repurchases will be funded from the Company’s existing cash and cash equivalents or future cash flow. The repurchase program may be modified, suspended, or terminated at any time. During the three and six months ended January 31, 2026, and February 1, 2025, the Company made no repurchases of Class A common stock. As of January 31, 2026, the Company had repurchased an aggregate 2,302,141 shares of Class A common stock for $30.0 million, and $120.0 million remained available under the 2022 Repurchase Program authorization.

CASH FLOWS
The following table summarizes our cash flows for the periods indicated below:

	For the Six Months Ended
(in thousands)	January 31, 2026	February 1, 2025
Net cash provided by (used in) operating activities from continuing operations	$18,235	$(1,944)
Net cash used in investing activities from continuing operations	(1,477)	(38,974)
Net cash used in financing activities from continuing operations	(11,928)	(8,193)
Net increase (decrease) in cash and cash equivalents	$4,830	$(49,111)
CASH PROVIDED BY OPERATING ACTIVITIES FROM CONTINUING OPERATIONS
During the six months ended January 31, 2026, cash provided by operating activities from continuing operations was $18.2 million, which consisted of a net loss from continuing operations of $9.0 million, adjusted by non-cash charges of $46.0 million and change in net operating assets and liabilities of $18.8 million. The non-cash charges were primarily driven by $25.9 million of stock-based compensation expense and $12.0 million of depreciation, amortization, and accretion. The change in net operating assets and liabilities was primarily due to a $10.1 million increase in gross inventory balances as we increased purchases for the fall and winter season and to invest in greater assortment.
STITCH FIX, INC. | Q2 2026 FORM 10-Q | 27

During the six months ended February 1, 2025, cash used in operating activities from continuing operations was $1.9 million, which consisted of a net loss from continuing operations of $12.9 million, adjusted by non-cash charges of $45.5 million and a $34.6 million change in net operating assets and liabilities. The non-cash charges were primarily driven by $29.9 million of stock-based compensation expense, $13.5 million of depreciation, amortization, and accretion, and a $2.0 million change in inventory reserves. The change in net operating assets and liabilities was primarily due to a $14.2 million net decrease in accounts payable and accrued liabilities driven by the timing of payments, and a $13.7 million in gross inventory balances due to higher inventory receipts.
CASH USED IN INVESTING ACTIVITIES FROM CONTINUING OPERATIONS
During the six months ended January 31, 2026, cash used in investing activities from continuing operations was $1.5 million. This was due to purchases of securities available-for-sale of $33.5 million and purchases of property and equipment of $9.3 million, partially offset by sales and maturities of available-for-sale securities of $41.4 million.
During the six months ended February 1, 2025, cash used in investing activities from continuing operations was $39.0 million. This was primarily due to purchases of securities available-for-sale of $96.6 million, partially offset by the sales and maturities of available-for-sale securities of $65.1 million.
CASH USED IN FINANCING ACTIVITIES FROM CONTINUING OPERATIONS
During the six months ended January 31, 2026, cash used in financing activities from continuing operations was $11.9 million primarily due to payments for tax withholding related to vesting of share-based awards of $12.3 million.
During the six months ended February 1, 2025, cash used in financing activities from continuing operations was $8.2 million due to payments for tax withholding related to vesting of share-based awards.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS
During the six months ended January 31, 2026, there were no material changes to our contractual obligations and other commitments from those disclosed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Annual Report on Form 10-K.

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
There were no material changes in market risk from the information presented in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our 2025 Annual Report on Form 10-K.

STITCH FIX, INC. | Q2 2026 FORM 10-Q | 28

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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the three months ended January 31, 2026, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

STITCH FIX, INC. | Q2 2026 FORM 10-Q | 29

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
The information contained in Note 6, “Commitments and Contingencies” under the heading “Contingencies” within the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.
STITCH FIX, INC. | Q2 2026 FORM 10-Q | 30

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
STITCH FIX, INC. | Q2 2026 FORM 10-Q | 31

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
STITCH FIX, INC. | Q2 2026 FORM 10-Q | 32

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
If our existing clients no longer find our service and merchandise appealing or appropriately priced, they may make fewer purchases or may stop using Stitch Fix altogether. Even if our existing clients continue to find our service and merchandise appealing, they may decide to receive fewer Fixes or purchase fewer items from their Fixes or through Freestyle as their demand for new apparel declines, due to macroeconomic conditions, or for other reasons. A high proportion of our revenue comes from repeat purchases by existing clients, especially those existing clients who are highly engaged and purchase a significant amount of merchandise from us. If clients who receive Fixes most frequently or purchase a significant amount of merchandise from us make fewer or lower priced purchases or stop using our service altogether, our financial results will be negatively affected. For instance, as of the end of fiscal year ended July 29, 2023 (“fiscal 2023”) and each reporting period thereafter, our number of active clients decreased compared to the prior year period due to our inability to attract new clients and retain existing clients. This negatively affected our revenue for these periods and is expected to continue to negatively affect our revenue.
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
STITCH FIX, INC. | Q2 2026 FORM 10-Q | 33

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
Recent trade policies and uncertainty related thereto, including with respect to tariffs and other restrictions, particularly with respect to China in addition to other countries from which we source our merchandise and raw materials, have created a dynamic and unpredictable trade landscape, which has and may continue to adversely impact our business and operations. For example, the U.S. government has imposed significant incremental tariffs on a broad range of goods imported from China, including the apparel we source. Certain of these tariffs have been subject to successful legal challenge, but it remains unclear whether and to whom those tariffs may be refunded, and the U.S. government has announced its intention to impose new or similar tariffs under alternative statutory mechanisms. This could further change the tariff rate, including with respect to China. Tariffs and international trade arrangements will continue to change, potentially without warning and to an extent or duration that is difficult to predict. Changing tariff rates and shifting trade policies have created significant uncertainty for vendors, consumers, and us. If tariffs from countries from which we source products are sustained at heightened levels, it will further increase our merchandise costs, may result in increased prices for our clients, and may negatively impact our margins and consumer demand for our products and services, any of which could harm our competitive position or otherwise negatively impact our operating results. Moreover, tariff and other trade-related cost pressures and supply chain disruptions may lead to reputational harm if we are unable to deliver our products or services on expected timelines. We may not be able to forecast such impacts accurately. Further, our efforts to mitigate the impacts of tariffs, which include diversifying the countries of origin for our inventory, are time-consuming and costly, and may not be effective.
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
STITCH FIX, INC. | Q2 2026 FORM 10-Q | 34

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
To ensure timely delivery of merchandise, we generally enter into purchase contracts well in advance of a particular season and often before apparel trends are confirmed by client purchases. As a result, we are vulnerable to demand and pricing shifts and to suboptimal selection and timing of merchandise purchases. We also adjust our inventory levels as needed to support initiatives or enhancements to our Fix experience, including sending more items per Fix and increasing newness in our assortment. We rely on our merchandising team to order styles and products that our clients will purchase and we rely on our data science to recommend which styles to re-buy and the depth of those re-buy purchases. We have not always predicted demand and clients’ preferences with accuracy, which has negatively impacted revenue or resulted in significant write-offs when we have sub-optimal inventory assortment. For instance, in the fourth quarter of fiscal 2022, weaker consumer demand caused us to have higher inventory levels and increased inventory reserves that affected our financial results. Similar impacts may occur in future periods if our inventory investments exceed consumer demand.
STITCH FIX, INC. | Q2 2026 FORM 10-Q | 35

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
Our inventory levels also may be affected by product launch delays, consumer demand fluctuations due to macroeconomic factors, uncertainty or otherwise, disruptions in our systems due to upgrades, launches or otherwise, freight delays, vendor relationships, capacity constraints, and our inability to predict demand with respect to categories or products. For example, freight delays caused by lockdowns due to COVID-19, port closures, port congestion, and shipping container and ship shortages have caused us to experience delays in receiving inventory in the past. Freight delays caused by these issues or new issues, including labor disruptions or shortages, or surges in cargo shipments in response to changing trade policy, may affect us in future quarters. Also, in the past we have experienced challenges managing our inventory within the fulfillment centers given storage capacity constraints and challenges hiring fulfillment center employees. Any future such challenges could affect the amount and types of inventory we have available to offer to clients, and therefore negatively affect our operating results.
Operational constraints at our fulfillment centers or our failure to adequately and effectively staff our fulfillment centers could adversely affect our client experience and operating results.
We currently receive and distribute merchandise at three fulfillment centers. Prior to the closures of our Dallas, Texas and Bethlehem, Pennsylvania fulfillment centers in fiscal 2024, we operated five fulfillment centers in the United States. While we believe three fulfillment centers is the appropriate number to provide the greatest breadth and depth of inventory to our clients and Stylists and will allow us to service the same number of existing clients with lower inventory levels, this decreased fulfillment system could cause operational constraints or decreased capacity that could affect our client experience or revenue. Additionally, we may experience operational issues as we continue to transition to our new fulfillment center model which could affect our client experience and financial results.
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
STITCH FIX, INC. | Q2 2026 FORM 10-Q | 36

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
Our past revenue growth and profitability should not be considered indicative of our future performance. Our revenue decreased by 5.3% in fiscal 2025 compared to fiscal 2024, decreased by 16.0% in fiscal 2024 compared to fiscal 2023, and decreased by 21.1% in fiscal 2023 compared to fiscal 2022. Although our net revenue increased 9.4% year-over-year in Q2 of fiscal 2026, there is no guarantee that we will return to full-year revenue growth or maintain such growth. Our revenue may decline in future periods due to a number of factors, which may include our inability to attract and retain clients, general economic conditions, including a recession or decreased discretionary consumer spending, decreases in marketing spend, a decreased demand for our merchandise and service, increased competition, decreases in the growth rate of our overall market, or our failure to capitalize on growth opportunities.
STITCH FIX, INC. | Q2 2026 FORM 10-Q | 37

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
STITCH FIX, INC. | Q2 2026 FORM 10-Q | 38

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
As of January 31, 2026, approximately 1,800 of our employees were Stylists. In January 2024, we moved to a part-time only Stylist model, and all of our Stylists now work on a part-time basis and are paid hourly. The Stylists track and report the time they spend working for us. These employees are classified as nonexempt under federal and state law. If we fail to effectively manage our Stylists, including by ensuring accurate tracking and reporting of their hours worked and proper processing of their hourly wages, then we may face claims alleging violations of wage and hour employment laws, including, without limitation, claims of back wages, unpaid overtime pay, and missed meal and rest periods. Any such employee litigation could be attempted on a class or representative basis, or other form of multi-plaintiff litigation. For example, in August 2020, a representative action under California’s Private Attorneys General Act was filed against us alleging various violations of California’s wage and hour laws relating to our current and former non-exempt Stylist employees. While we were able to settle this matter, and we no longer employ Stylists in California, future litigation concerning our styling employees could be expensive and time-consuming
STITCH FIX, INC. | Q2 2026 FORM 10-Q | 39

regardless of whether the claims against us are valid or whether we are ultimately determined to be liable, and could divert management’s attention from our business. We could also be adversely affected by negative publicity, litigation costs resulting from the defense of these claims, and the diversion of time and resources from our operations.
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
We lease our Company headquarters in San Francisco and four fulfillment centers. The original terms of our leases are between 6 and 12.5 years. We currently sub-lease a fulfillment center in Salt Lake City, Utah, and portions of our San Francisco headquarters space, to multiple sub-tenants. We may decide to sub-lease additional portions of our San Francisco headquarters and other fulfillment centers. If we are unable to sub-lease additional space in our Company headquarters or other leased space on favorable terms, or at all, it will affect our cash flow and may affect our results of operations. Additionally, if our sub-tenants fail to make lease payments or otherwise default on their
STITCH FIX, INC. | Q2 2026 FORM 10-Q | 40

obligations to us, we could incur unanticipated payment obligations which could affect our Free Cash Flow and other results of operations.
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

STITCH FIX, INC. | Q2 2026 FORM 10-Q | 41

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
STITCH FIX, INC. | Q2 2026 FORM 10-Q | 42

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

STITCH FIX, INC. | Q2 2026 FORM 10-Q | 43

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
STITCH FIX, INC. | Q2 2026 FORM 10-Q | 44

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
Currently, we are involved in various legal proceedings. For example, on August 26, 2022, a class action lawsuit alleging violations of federal securities laws was filed by certain of our stockholders naming as defendants us and certain of our officers and directors for allegedly making materially false and misleading statements regarding our Freestyle offering (the “Securities Class Action”). On March 17, 2023, June 6, 2023, May 14, 2024, July 22, 2025, and November 12, 2025, derivative actions were filed by certain of our stockholders against certain of our current and former directors and officers based on similar factual allegations underlying the Securities Class Action. In connection with the Securities Class Action, the parties entered into a stipulation and agreement of settlement (the “Stipulation”) on February 6, 2026 wherein we agree to pay, or cause our insurance carriers to pay, $32.0 million, in exchange for the release and dismissal with prejudice of all claims in the Securities Class Action. The Stipulation and settlement remain subject to approval by the court. We have in the past and may in the future become involved in other private actions, collective actions, investigations, and various other legal proceedings by clients, employees, suppliers, competitors, government agencies, stockholders, or others. The results of any such litigation, investigations, and other legal proceedings are inherently unpredictable and expensive. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, damage our reputation, require significant amounts of management time, and divert significant resources. If any of these legal proceedings were to be determined adversely to us, or we were to enter into a settlement arrangement, we could be exposed to monetary damages or limits on our ability to operate our business, which could have an adverse effect on our business, financial condition, and operating results.

STITCH FIX, INC. | Q2 2026 FORM 10-Q | 45

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
STITCH FIX, INC. | Q2 2026 FORM 10-Q | 46

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
STITCH FIX, INC. | Q2 2026 FORM 10-Q | 47

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
A predominant portion of the goods we sell is originally manufactured in countries other than the United States, with the majority coming from China. Tariffs and other protectionist trade measures could adversely affect our business, including disruption and cost increases in our established patterns for sourcing our merchandise and increased uncertainties in planning our sourcing strategies and forecasting our margins. Recent trade policies and uncertainty related thereto, including with respect to tariffs and other restrictions, particularly with respect to China in addition to other countries from which we source our merchandise and raw materials, have created a dynamic and unpredictable trade landscape, which has and may continue to adversely impact our business and operations. For example, the U.S. government has imposed significant incremental tariffs on a broad range of goods imported from China, including the apparel we source. Certain of these tariffs have been subject to successful legal challenge, but it remains unclear whether and to whom those tariffs may be refunded, and the U.S. government has announced its intention to impose new or similar tariffs under alternative statutory mechanisms. This could further change the tariff rate, including with respect to China. Tariffs and international trade arrangements will continue to change, potentially without warning and to an extent or duration that is difficult to predict. Changing tariff rates and shifting trade policies have created significant uncertainty for vendors, consumers, and us. If tariffs from countries from which we source products are sustained at heightened levels, it will further increase our merchandise costs, may result in increased prices for our clients, and may negatively impact our margins and consumer demand for our products and services, any of which could harm our competitive position or otherwise negatively impact our operating results. Moreover, tariff and other trade-related cost pressures and supply chain disruptions may lead to reputational harm if we are unable to deliver our products or services on expected timelines. We may not be able to forecast such impacts accurately. Although we continue to work with our vendors to mitigate our exposure to current or potential tariffs, there can be no assurance that we will be able to offset any increased costs. Other changes in U.S. tariffs, quotas, trade relationships, or tax provisions could also reduce the supply of goods available to us or increase our cost of goods. Although such changes would have implications across the entire industry, we may fail to effectively adapt to and manage the adjustments in strategy that would be necessary in response to those changes. In addition to the general uncertainty and overall risk from potential changes in U.S. laws and policies, as we make business decisions in the face of such uncertainty, we may incorrectly anticipate the outcomes, miss out on business
STITCH FIX, INC. | Q2 2026 FORM 10-Q | 48

opportunities, or fail to effectively adapt our business strategies and manage the adjustments that are necessary in response to those changes. These risks could adversely affect our revenues, reduce our profitability, and negatively impact our business.
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
STITCH FIX, INC. | Q2 2026 FORM 10-Q | 49

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
STITCH FIX, INC. | Q2 2026 FORM 10-Q | 50

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
In January 2022, our Board of Directors authorized a share repurchase program to repurchase up to $150.0 million of our outstanding Class A common stock, with no expiration date. During fiscal 2024 and fiscal 2025, we did not repurchase any shares of our common stock, and we had $120.0 million remaining in share repurchase capacity as of January 31, 2026. Although our Board of Directors has authorized this repurchase program, the program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The actual timing and amount of repurchases remain subject to a variety of factors, including stock price, trading volume, market conditions and other general business considerations. In addition, the terms of our first lien credit agreement with Citibank, N.A., as agent and lender (“the Credit Facility”), impose limitations on our ability to repurchase shares. The share repurchase program may be modified, suspended, or terminated at any time, and we cannot guarantee that the program will be fully consummated or that it will enhance long-term stockholder value. The program could affect the trading price of our stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our stock. In addition, this program could diminish our cash and cash equivalents and marketable securities.
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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As a result, the holders of our Class B common stock, including certain of our current and former directors, executive officers, and their affiliates, are able to exercise considerable influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stock holdings represent less than 50% of the outstanding shares of our
STITCH FIX, INC. | Q2 2026 FORM 10-Q | 51

capital stock. As of March 6, 2026, 16,616,234 of our 136,522,520 shares outstanding were held by our directors, executive officers, and their affiliates, and 10,784,374 of such shares held by our directors, executive officers, and their affiliates were shares of Class B common stock. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests. This control may adversely affect the market price of our Class A common stock and some stock indices may not allow public companies utilizing dual or multi-class capital structures to be included in their indices.
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
STITCH FIX, INC. | Q2 2026 FORM 10-Q | 52

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
We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Specifically, the Sarbanes-Oxley Act requires management to assess the effectiveness of our internal controls over financial reporting and to report any material weaknesses in such internal control. We have experienced material weaknesses and significant deficiencies in our internal controls previously. Management has concluded that our internal control over financial reporting was effective as of January 31, 2026. However, our testing, or the subsequent testing by our independent public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. If we or our accounting firm identify deficiencies in
STITCH FIX, INC. | Q2 2026 FORM 10-Q | 53

our internal control over financial reporting that are deemed to be material weaknesses, it could harm our operating results, adversely affect our reputation, or result in inaccurate financial reporting. Furthermore, should any such deficiencies arise we could be subject to lawsuits, sanctions or investigations by regulatory authorities, including SEC enforcement actions and we could be required to restate our financial results, any of which would require additional financial and management resources.
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
Our Credit Facility also contains covenants limiting our ability to, among other things, dispose of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock, and make investments, in each case subject to certain exceptions, and contains financial covenants requiring us to maintain a minimum liquidity level and a minimum total consolidated fixed charge coverage Ratio above specified levels, measured in each case at the end of each fiscal quarter. The restrictive covenants of this or any future debt financing secured may make it more difficult for us to obtain capital and to pursue business opportunities. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to generate sufficient capital or obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business and to respond to business challenges could be significantly limited, and our business and prospects could fail or be adversely affected.

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
STITCH FIX, INC. | Q2 2026 FORM 10-Q | 54

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5.	OTHER INFORMATION.
EXECUTIVE SEVERANCE PLAN

On March 6, 2026, Anthony Bacos, Chief Product and Technology Officer; on March 7, 2026, Matt Baer, Chief Executive Officer; on March 8, 2026, David Aufderhaar, Chief Financial Officer; and on March 10, 2026, Casey O’Connor, Chief Legal Officer, each entered into a participation agreement to the Stitch Fix, Inc. Severance Plan previously adopted by the Compensation Committee of the Board of Directors of the Company (the “Severance Plan”). The Severance Plan provides certain severance payments and benefits to certain senior executives of the Company, including the Company’s named executive officers, whose employment is involuntarily terminated by the Company other than for Cause or who resign for Good Reason, including in connection with a Change in Control, in each case subject to the terms and conditions of the Severance Plan. The Severance Plan is intended to provide a standardized framework for the Company’s executive severance arrangements, to align with market practice and to support the retention of key executives. Capitalized terms used but not otherwise defined in this Item 5 have the meanings set forth in the Severance Plan.

Benefits under the Severance Plan generally consist of:
a.Cash severance: one times base salary upon an Involuntary Termination, or one times base salary plus one times target annual bonus upon an Involuntary Termination during the period beginning one month prior to and ending twelve months following the effective date of a Change in Control (the “Change in Control Determination Period”); or, in the case of the Chief Executive Officer, two times base salary upon an Involuntary Termination, or two times base salary plus two times target annual bonus upon an Involuntary Termination during the Change in Control Determination Period.
b.Health benefits continuation: Company-paid COBRA premiums for twelve months following termination, or eighteen months following termination in the case of the Chief Executive Officer.
c.Equity treatment: six months’ accelerated vesting for the Chief Executive Officer upon an Involuntary Termination (with performance-based awards remaining outstanding and eligible for vesting for six months), and, in the case of an Involuntary Termination during the Change in Control Determination Period, full vesting of equity awards for all participants (with performance-based awards vesting at the greater of target or actual performance).

The Severance Plan supersedes severance provisions in existing employment agreements upon such participation.

The Severance Plan is filed as Exhibit 10.2 hereto and this description thereof is not intended to be complete and is qualified by reference thereto in its entirety. The Form of Participation Agreement under the Severance Plan is filed as Exhibit 10.3 hereto and this description thereof is not intended to be complete and is qualified by reference thereto in its entirety.

STITCH FIX, INC. | Q2 2026 FORM 10-Q | 55

RULE 10B5-1 TRADING ARRANGEMENTS

During the fiscal quarter ended January 31, 2026, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated certain contracts, instructions, or written plans for the purchase or sale of the Company’s securities set forth in the table below:

			Type of Trading Arrangement
Name and Title	Action	Adoption/Termination Date	Rule 10b5-1 (1)	Non-Rule 10b5-1 (2)	Total Shares of Class A Common Stock (3)	Total Shares of Class B Common Stock (3)	Expiration Date (4)
Matt Baer, Chief Executive Officer and Director	Adopted	12/08/2025	X		1,799,558	0	12/15/2026
Katrina Lake, Director	Adopted	12/16/2025	X		0	2,250,000	03/31/2027
David Aufderhaar, Chief Financial Officer	Adopted	01/06/2026	X		600,000	0	02/12/2027
Casey O’Connor, Chief Legal Officer	Adopted	01/09/2026	X		752,000	0	02/08/2027
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
(4) The plan expires on the date shown, or upon the earlier completion of all authorized transactions under the plans.

STITCH FIX, INC. | Q2 2026 FORM 10-Q | 56

ITEM 6.	EXHIBITS.

Incorporation by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
3.1*	Amended and Restated Certificate of Incorporation of Stitch Fix, Inc.	8-K	001-38291	3.1	11/21/2017
3.2*	Amended and Restated Bylaws of Stitch Fix, Inc.	8-K	001-38291	3.1	6/27/2023
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
10.1*	First Amendment to Credit Agreement, by and between Stitch Fix, Inc. and Citibank, dated as of December 11, 2025.	8-K	001-38291	10.1	12/16/2025
10.2+	Stitch Fix Inc. Severance Plan.					X
10.3+	Form of Participant Agreement under the Stitch Fix, Inc. Severance Plan.					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
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
STITCH FIX, INC. | Q2 2026 FORM 10-Q | 57

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Stitch Fix, Inc.
Date:	March 12, 2026	By:	/s/ David Aufderhaar
David Aufderhaar
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

STITCH FIX, INC. | Q2 2026 FORM 10-Q | 58