Form 10-Q
period 2026-05-02
Stitch Fix, Inc.
filed 2026-06-11
CIK 1576942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 2, 2026
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

As of June 5, 2026, the number of outstanding shares of the registrant’s Class A common stock, par value $0.00002 per share, was 118,286,238, and the number of outstanding shares of the registrant’s Class B common stock, par value $0.00002 per share, was 15,139,618.

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
STITCH FIX, INC. | Q3 2026 FORM 10-Q | 1

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STITCH FIX, INC.
INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STITCH FIX, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)	May 2, 2026	August 2, 2025
Assets
Current assets:
Cash and cash equivalents	$87,336	$113,952
Short-term investments	99,478	120,901
Inventory, net	132,212	118,370
Prepaid expenses and other current assets	56,718	20,649
Total current assets	375,744	373,872
Long-term investments	42,586	7,894
Property and equipment, net	41,348	43,199
Operating lease right-of-use assets	42,085	51,201
Other long-term assets	4,276	4,456
Total assets	$506,039	$480,622
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$106,964	$89,243
Operating lease liabilities	21,308	22,752
Accrued liabilities	104,836	76,348
Gift card liability	6,343	6,238
Deferred revenue	8,299	8,616
Other current liabilities	2,981	3,030
Total current liabilities	250,731	206,227
Operating lease liabilities, net of current portion	53,223	70,759
Other long-term liabilities	618	658
Total liabilities	304,572	277,644
Commitments and contingencies (Note 6)
Stockholders’ equity:
Class A common stock, $0.00002 par value – 2,000,000,000 shares authorized at May 2, 2026, and August 2, 2025; 125,108,220 and 118,921,860 shares issued at May 2, 2026, and August 2, 2025; and 118,286,238 and 116,619,719 shares outstanding at May 2, 2026, and August 2, 2025, respectively	1	1
Class B common stock, $0.00002 par value – 100,000,000 shares authorized at May 2, 2026, and August 2, 2025; 15,139,618 and 15,856,558 shares issued and outstanding at May 2, 2026, and August 2, 2025, respectively	1	1
Additional paid-in capital	753,758	729,444
Accumulated other comprehensive income (loss)	(628)	(434)
Accumulated deficit	(506,533)	(495,992)
Treasury stock, at cost – 6,821,982 and 2,302,141 shares as of May 2, 2026, and August 2, 2025, respectively	(45,132)	(30,042)
Total stockholders’ equity	201,467	202,978
Total liabilities and stockholders’ equity	$506,039	$480,622

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
STITCH FIX, INC. | Q3 2026 FORM 10-Q | 3

STITCH FIX, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended		For the Nine Months Ended
(In thousands, except share and per share amounts)	May 2, 2026	May 3, 2025	May 2, 2026	May 3, 2025
Revenue, net	$340,277	$325,016	$1,023,701	$955,944
Cost of goods sold	191,439	181,458	576,594	528,720
Gross profit	148,838	143,558	447,107	427,224
Selling, general, and administrative expenses	152,854	153,266	464,438	454,923
Operating loss	(4,016)	(9,708)	(17,331)	(27,699)
Interest income	2,123	2,627	6,661	8,222
Other income (expense), net	438	(59)	323	(210)
Loss before income taxes	(1,455)	(7,140)	(10,347)	(19,687)
Provision for income taxes	70	241	194	580
Net loss from continuing operations	(1,525)	(7,381)	(10,541)	(20,267)
Net income from discontinued operations, net of income taxes	—	3	—	104
Net loss	(1,525)	(7,378)	(10,541)	(20,163)
Other comprehensive loss:
Change in unrealized gains and losses on available-for-sale securities, net of tax	(290)	(91)	(194)	(108)
Total other comprehensive loss, net of tax	(290)	(91)	(194)	(108)
Comprehensive loss	$(1,815)	$(7,469)	$(10,735)	$(20,271)
Loss per share from continuing operations attributable to common stockholders:
Basic	$(0.01)	$(0.06)	$(0.08)	$(0.16)
Diluted	$(0.01)	$(0.06)	$(0.08)	$(0.16)
Earnings per share from discontinued operations attributable to common stockholders:
Basic	$0.00	$0.00	$0.00	$0.00
Diluted	$0.00	$0.00	$0.00	$0.00
Loss per share attributable to common stockholders:
Basic	$(0.01)	$(0.06)	$(0.08)	$(0.16)
Diluted	$(0.01)	$(0.06)	$(0.08)	$(0.16)
Weighted-average shares used to compute earnings (loss) per share attributable to common stockholders:
Basic	135,334,302	129,792,798	134,678,242	127,916,643
Diluted	135,334,302	129,792,798	134,678,242	127,916,643

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
STITCH FIX, INC. | Q3 2026 FORM 10-Q | 4

STITCH FIX, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	For the Three Months Ended May 2, 2026
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
(In thousands, except share amounts)	Shares	Amount				Shares	Amount
Balance as of January 31, 2026	138,824,661	$2	$744,726	$(338)	$(505,008)	(2,302,141)	$(30,042)	$209,340
Issuance of common stock upon settlement of share-based awards, net of tax withholdings	1,423,177	—	(2,539)	—	—	—	—	(2,539)
Stock-based compensation	—	—	11,571	—	—	—	—	11,571
Repurchase of common stock	—	—	—	—	—	(4,519,841)	(15,090)	(15,090)
Net loss	—	—	—	—	(1,525)	—	—	(1,525)
Other comprehensive loss, net of tax	—	—	—	(290)	—	—	—	(290)
Balance as of May 2, 2026	140,247,838	$2	$753,758	$(628)	$(506,533)	(6,821,982)	$(45,132)	$201,467

	For the Three Months Ended May 3, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
(In thousands, except share amounts)	Shares	Amount				Shares	Amount
Balance as of February 1, 2025	131,108,209	$2	$708,187	$(352)	$(480,038)	(2,302,141)	$(30,042)	$197,757
Issuance of common stock upon exercise of stock options	653		1	—	—	—	—	1
Issuance of common stock upon settlement of share-based awards, net of tax withholdings	1,693,556	—	(4,240)	—	—	—	—	(4,240)
Stock-based compensation	—	—	14,342	—	—	—	—	14,342
Net loss	—	—	—	—	(7,378)	—	—	(7,378)
Other comprehensive loss, net of tax	—	—	—	(91)	—	—	—	(91)
Balance as of May 3, 2025	132,802,418	$2	$718,290	$(443)	$(487,416)	(2,302,141)	$(30,042)	$200,391
STITCH FIX, INC. | Q3 2026 FORM 10-Q | 5

	For the Nine Months Ended May 2, 2026
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
(In thousands, except share amounts)	Shares	Amount				Shares	Amount
Balance as of August 2, 2025	134,778,418	$2	$729,444	$(434)	$(495,992)	(2,302,141)	$(30,042)	$202,978
Issuance of common stock upon exercise of stock options	153,908		595	—	—	—	—	595
Issuance of common stock upon settlement of share-based awards, net of tax withholdings	5,315,512	—	(14,847)	—	—	—	—	(14,847)
Stock-based compensation	—	—	38,566	—	—	—	—	38,566
Repurchase of common stock	—	—	—	—	—	(4,519,841)	(15,090)	(15,090)
Net loss	—	—	—	—	(10,541)	—	—	(10,541)
Other comprehensive loss, net of tax	—	—	—	(194)	—	—	—	(194)
Balance as of May 2, 2026	140,247,838	$2	$753,758	$(628)	$(506,533)	(6,821,982)	$(45,132)	$201,467

	For the Nine Months Ended May 3, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
(In thousands, except share amounts)	Shares	Amount				Shares	Amount
Balance as of August 3, 2024	127,060,436	$2	$684,650	$(335)	$(467,253)	(2,302,141)	$(30,042)	$187,022
Issuance of common stock upon exercise of stock options	3,318		7	—	—	—	—	7
Issuance of common stock upon settlement of share-based awards, net of tax withholdings	5,738,664	—	(12,346)	—	—	—	—	(12,346)
Stock-based compensation	—	—	45,979	—	—	—	—	45,979
Net loss	—	—	—	—	(20,163)	—	—	(20,163)
Other comprehensive loss, net of tax	—	—	—	(108)	—	—	—	(108)
Balance as of May 3, 2025	132,802,418	$2	$718,290	$(443)	$(487,416)	(2,302,141)	$(30,042)	$200,391

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
STITCH FIX, INC. | Q3 2026 FORM 10-Q | 6

STITCH FIX, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW

	For the Nine Months Ended
(In thousands)	May 2, 2026	May 3, 2025
Cash Flows from Operating Activities from Continuing Operations:
Net loss from continuing operations	$(10,541)	$(20,267)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities from continuing operations:
Change in inventory reserves	3,915	2,984
Stock-based compensation expense	37,040	43,658
Depreciation, amortization, and accretion	17,889	19,956
Other	1,688	54
Change in operating assets and liabilities:
Inventory	(17,757)	(19,491)
Prepaid expenses and other assets	(5,407)	(2,520)
Operating lease right-of-use assets and liabilities	(9,864)	(8,689)
Accounts payable	16,904	1,699
Accrued liabilities	(3,557)	2,181
Deferred revenue	(317)	(195)
Gift card liability	105	(180)
Other liabilities	(89)	(618)
Net cash provided by operating activities from continuing operations	30,009	18,572
Cash Flows from Investing Activities from Continuing Operations:
Proceeds from sale of property and equipment	17	—
Purchases of property and equipment	(14,564)	(12,065)
Purchases of securities available-for-sale	(104,048)	(164,101)
Sales of securities available-for-sale	1,500	5,468
Maturities of securities available-for-sale	90,027	111,009
Net cash used in investing activities from continuing operations	(27,068)	(59,689)
Cash Flows from Financing Activities from Continuing Operations:
Proceeds from the exercise of stock options, net	595	7
Payments for tax withholdings related to vesting of share-based awards	(14,847)	(12,346)
Repurchase of common stock	(15,090)	—
Other	(215)	(93)
Net cash used in financing activities from continuing operations	(29,557)	(12,432)
Net decrease in cash and cash equivalents from continuing operations	(26,616)	(53,549)
Cash Flows from Discontinued Operations:
Net cash used in operating activities from discontinued operations	—	(398)
Net decrease in cash and cash equivalents from discontinued operations	—	(398)
Net decrease in cash and cash equivalents	(26,616)	(53,947)
Cash and cash equivalents at beginning of period	113,952	162,862
Cash and cash equivalents at end of period	$87,336	$108,915
Supplemental Disclosure
Cash paid for income taxes	$206	$621
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$1,988	$1,134
Capitalized stock-based compensation	$1,526	$2,321
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
STITCH FIX, INC. | Q3 2026 FORM 10-Q | 7

STITCH FIX, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
The Company’s fiscal year is a 52-week or 53-week period ending on the Saturday closest to July 31. The fiscal years ending August 1, 2026 (“fiscal 2026”) and August 2, 2025 (“fiscal 2025”) each consist of 52 weeks.
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
STITCH FIX, INC. | Q3 2026 FORM 10-Q | 8

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
The following table summarizes the balances of contractual liabilities included in deferred revenue, gift card liability, and other current liabilities as of the dates indicated:

(in thousands)	May 2, 2026	August 2, 2025
Deferred revenue:
Upfront styling fees	$4,930	$4,939
Style Pass annual fees	2,367	2,638
Freestyle orders	1,002	1,039
Total deferred revenue	$8,299	$8,616
Gift card liability	$6,343	$6,238
Other current liabilities:
Referral credits	$215	$442
The following table summarizes Revenue, net recognized during nine months ended May 2, 2026, that was previously included in deferred revenue, gift card liability, and other current liabilities at August 2, 2025:

(in thousands)	Revenue Recognized from Amounts Previously Included in Deferred Balances at August 2, 2025
Upfront styling fees	$4,889
Style Pass annual fees	2,037
Freestyle orders	668
Gift card liability	1,601
Referral credits	96
STITCH FIX, INC. | Q3 2026 FORM 10-Q | 9

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
No client accounted for greater than 10% of total revenue, net for the three and nine months ended May 2, 2026, and May 3, 2025.
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
In September 2025, the FASB issued ASU No. 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). This update amends recognition and disclosure guidance for internal-use software costs, removing the previous software development stage model with a more principles-based, probable-to-complete recognition threshold. This guidance is effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual reporting periods. The guidance should be applied on either a retrospective, prospective or modified transition approach. Early adoption is permitted. We are currently evaluating the impact that this standard will have on our consolidated financial statements or related disclosures.
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
STITCH FIX, INC. | Q3 2026 FORM 10-Q | 10

3.	FAIR VALUE MEASUREMENTS
Our financial instruments consist of cash, cash equivalents, investments, accounts receivable, accounts payable, and accrued liabilities. At May 2, 2026, and August 2, 2025, the carrying values of cash, accounts receivable, accounts payable, and accrued liabilities approximated fair value due to their short-term nature. We measure our cash equivalents and investments at fair value within Level 1 or Level 2 of the fair value hierarchy because we value these investments using unadjusted, quoted market prices; or alternative pricing sources and models utilizing market observable inputs, respectively.
Further, the Company measures the fair value of certain lease right of use assets and other long-lived assets subject to long-lived asset impairment using Level 3 unobservable inputs.
Our cash equivalents and investments, which were accounted for as available-for-sale securities and were measured at fair value on a recurring basis as of May 2, 2026, and August 2, 2025, were as follows:

	May 2, 2026				August 2, 2025
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$52,192	$—	$—	$52,192	$59,945	$—	$—	$59,945
Investments:
U.S. Treasury securities (1)	39,763	—	—	39,763	16,541	—	—	16,541
Corporate bonds (1)	—	88,425	—	88,425	—	105,110	—	105,110
Asset backed securities (1)	—	8,455	—	8,455	—	1,499	—	1,499
Yankee bonds	—	5,421	—	5,421	—	5,645	—	5,645
Total	$91,955	$102,301	$—	$194,256	$76,486	$112,254	$—	$188,740
(1) For May 2, 2026, Corporate bonds, U.S. Treasury securities, and Asset backed securities includes both short-term investments with remaining maturities of less than one year, and long-term investments with remaining maturities over one year and less than five years. For August 2, 2025, U.S. Treasury securities and corporate bonds includes both short-term investments with remaining maturities of less than one year, and long-term investments with remaining maturities over one year and less than five years.
The following table sets forth the amortized cost, gross unrealized gains and losses, and fair values of our investments, which are accounted for as available-for-sale securities, as of May 2, 2026, and August 2, 2025:

	May 2, 2026				August 2, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments:
U.S. Treasury securities	$39,816	$6	$(59)	$39,763	$16,542	$—	$(1)	$16,541
Corporate bonds	88,552	8	(135)	88,425	105,115	28	(33)	105,110
Asset backed securities	8,469	1	(15)	8,455	1,499	—	—	1,499
Yankee bonds	5,425	—	(4)	5,421	5,644	1	—	5,645
Total	$142,262	$15	$(213)	$142,064	$128,800	$29	$(34)	$128,795
No significant available-for-sale securities held as of the periods presented have been in a continuous unrealized loss position for more than 12 months as of May 2, 2026, and August 2, 2025.
STITCH FIX, INC. | Q3 2026 FORM 10-Q | 11

4.	ACCRUED LIABILITIES
Accrued liabilities consisted of the following:

(in thousands)	May 2, 2026	August 2, 2025
Compensation and related benefits	$18,568	$21,425
Advertising	10,658	10,712
Sales taxes	7,174	5,785
Shipping and freight	9,617	10,546
Accrued accounts payable	4,697	4,189
Inventory purchases	10,799	13,007
Sales refund reserve	9,285	7,419
Settlement accrual(1)	32,000	—
Other	2,038	3,265
Total accrued liabilities	$104,836	$76,348
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
Our borrowing availability based on balances as of May 2, 2026, was $50.0 million, and our excess availability was $33.1 million as a result of outstanding letters of credit, and no outstanding borrowing.
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
Debt under the Credit Agreement is guaranteed by substantially all of our material domestic subsidiaries and is secured by substantially all of our and such subsidiaries’ assets. The Credit Agreement contains affirmative and negative covenants, indemnification provisions, and events of default. The Credit Agreement also contains financial covenants that require us to maintain a minimum liquidity level and, if applicable, a minimum total consolidated fixed charge coverage ratio during the periods set forth in the Credit Agreement. As of May 2, 2026, we were in compliance with all financial covenants.

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
STITCH FIX, INC. | Q3 2026 FORM 10-Q | 12

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
On August 26, 2022, a class action lawsuit alleging violations of federal securities laws was filed by certain of our stockholders in the U.S. District Court for the Northern District of California, naming as defendants us and certain of our officers and directors (the “Securities Class Action”). The lawsuit alleges violations of the Securities Exchange Act of 1934, as amended, by us and our officers for allegedly making materially false and misleading statements regarding our Freestyle offering between June 2020 and June 2022. The plaintiffs seek unspecified monetary damages and other relief. On February 6, 2026, the parties signed a stipulation and agreement of settlement (the “Stipulation”), wherein we agree to pay, or cause our insurance carriers to pay, $32.0 million, in exchange for the release and dismissal with prejudice of all claims in the Securities Class Action. On February 10, 2026, the plaintiffs filed a motion for preliminary approval of the settlement, which the court granted on May 18, 2026. The Company, and each defendant, expressly denies all allegations of fault, liability, wrongdoing, or damages, and the settlement is not an admission of violation of any law. The Stipulation and settlement, the amount of which is within the limits of the Company’s insurance policies, remains subject to final court approval and other conditions. The settlement accrual and insurance recovery receivable are recorded in Accrued liabilities and Prepaid expenses and other current assets on the unaudited condensed consolidated balance sheets, respectively, as of May 2, 2026. Settlement expense, net of expected insurance recoveries, is recorded in Selling, general, and administrative expenses in the unaudited condensed consolidated statement of operations and comprehensive loss.
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
STITCH FIX, INC. | Q3 2026 FORM 10-Q | 13

7.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The tables below present the changes in accumulated other comprehensive income (loss) (“AOCI”) by component and, if applicable, the reclassifications out of AOCI for the periods presented:

	For the Three Months Ended
	May 2, 2026		May 3, 2025
(in thousands)	Available-for-sale Securities	Total	Available-for-sale Securities	Total
Beginning balance	$(338)	$(338)	$(352)	$(352)
Other comprehensive income (loss) before reclassifications (1)	(290)	(290)	(91)	(91)
Net change in AOCI	(290)	(290)	(91)	(91)
Ending balance	$(628)	$(628)	$(443)	$(443)

	For the Nine Months Ended
	May 2, 2026		May 3, 2025
(in thousands)	Available-for-sale Securities	Total	Available-for-sale Securities	Total
Beginning balance	$(434)	$(434)	$(335)	$(335)
Other comprehensive income (loss) before reclassifications (1)	(186)	(186)	(108)	(108)
Amounts reclassified from AOCI	(8)	(8)	—	—
Net change in AOCI	(194)	(194)	(108)	(108)
Ending balance	$(628)	$(628)	$(443)	$(443)
(1) There was no associated income tax effect for losses on available-for-sale securities for the three and nine months ended May 2, 2026 or May 3, 2025, as we have recorded a valuation allowance against these deferred tax balances.

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
2017 Incentive Plan
In November 2017, our Board of Directors and stockholders adopted our 2017 Incentive Plan (the “2017 Plan”). The remaining shares available for issuance under our 2011 Plan became reserved for issuance under the 2017 Plan. Our 2017 Plan provides for the grant of Class A incentive stock options to employees and for the grant of nonqualified stock options, stock appreciation rights, RSAs, RSU awards, performance restricted stock unit (“PSU”) awards, performance cash awards, and other forms of stock awards to employees, directors, and consultants. Employee stock option awards generally begin to vest six months after the grant date with the remaining shares subject to the option vesting ratably over the next 30 months. Options generally expire after 10 years. RSU awards
STITCH FIX, INC. | Q3 2026 FORM 10-Q | 14

made to employees generally vest ratably on a quarterly basis subject to the employee’s continued service with the Company. PSU awards made to employees generally vest on a quarterly basis following the end of the performance period, subject to the employee’s continued service with the Company. As of May 2, 2026, the number of shares authorized for issuance under the 2017 Plan was 56,900,610 shares of Class A common stock, and the number of shares available for grant was 3,846,660.
2019 Inducement Plan
In October 2019, our Board of Directors adopted our 2019 Inducement Plan (the “2019 Plan”). Our 2019 Plan provides for the grant of Class A nonqualified stock options and RSU awards to individuals who satisfy the standards for inducement grants under the relevant Nasdaq Stock Market rules. As of May 2, 2026, the number of shares authorized for issuance under the 2019 Plan was 10,750,000 shares of Class A common stock and the number of shares available for grant was 2,317,045.
STOCK OPTIONS
Stock option activity under the 2011 Plan, 2017 Plan, and 2019 Plan was as follows:

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance at August 2, 2025	9,316,495	$5.43	7.41	$6,774
Exercised	(153,908)	3.87
Cancelled	(15,507)	16.59
Balance at May 2, 2026	9,147,080	$5.44	6.67	$2,558
RESTRICTED STOCK UNIT AWARDS
RSU award activity under the 2017 Plan and 2019 Plan was as follows:

	Unvested RSU Awards
	Class A Common Stock	Weighted- Average Grant Date Fair Value
Unvested at August 2, 2025	6,591,285	$4.18
Granted	6,087,303	4.50
Vested	(4,452,974)	4.42
Forfeited (1)	(2,679,977)	4.42
Unvested at May 2, 2026	5,545,637	$4.22
(1) This amount includes shares withheld for taxes upon vesting, which are returned to the respective equity incentive plan and become available for future grant.
STITCH FIX, INC. | Q3 2026 FORM 10-Q | 15

PERFORMANCE RESTRICTED STOCK UNIT AWARDS
In the first quarter of fiscal 2026, the Compensation Committee approved certain PSU awards, which became eligible to vest in multiple tranches over a three-year period. Each PSU award represents a contingent right to receive one share of Class A common stock. The awards have both service-based and performance-based vesting conditions. The actual number of shares earned on vesting ranges from 0% to 150% of the target number granted, depending on the attainment of specified performance-based metrics during the performance period, which is fiscal 2026.
PSU award activity under the 2017 Plan was as follows:

	Unvested PSU Awards
	Class A Common Stock	Weighted- Average Grant Date Fair Value
Unvested at August 2, 2025	2,638,991	$3.48
Granted	1,611,800	4.49
Performance adjustment (1)	753,624	3.51
Vested	(862,538)	3.50
Forfeited (2)	(699,349)	3.47
Unvested at May 2, 2026	3,442,528	$3.96
(1) This amount reflects incremental PSUs earned as a result of the attainment of the original award’s specified performance-based metrics.
(2) This amount includes shares withheld for taxes upon vesting, which are returned to the 2017 Plan and become available for future grant.
STOCK-BASED COMPENSATION EXPENSE
Stock-based compensation expense for options, RSU awards, and PSU awards granted to employees for the three and nine months ended May 2, 2026, was $11.1 million and $37.0 million, respectively, and for the three and nine months ended May 3, 2025, was $13.7 million and $43.7 million, respectively. Stock-based compensation expense is included in selling, general, and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive loss.
As of May 2, 2026, the total unrecognized compensation expense related to unvested options, RSU awards, and PSU awards, net of estimated forfeitures, was $29.6 million, which we expect to recognize over an estimated weighted average period of 0.95 years.

9.	INCOME TAXES
The following table summarizes our effective tax rate from loss from continuing operations for the periods presented:

	For the Three Months Ended		For the Nine Months Ended
(in thousands, except percentages)	May 2, 2026	May 3, 2025	May 2, 2026	May 3, 2025
Loss from continuing operations before income taxes	$(1,455)	$(7,140)	$(10,347)	$(19,687)
Provision for income taxes	70	241	194	580
Effective tax rate	(4.8)%	(3.4)%	(1.9)%	(2.9)%
Our continuing operations are subject to income taxes in the United States. Our effective tax rate for the three and nine months ended May 2, 2026, differs from the federal statutory income tax rate primarily due to the full valuation allowance recorded on our net federal and state deferred tax assets. The tax provision for the three and nine months ended May 2, 2026, is primarily comprised of state taxes.
Our effective tax rate for the three and nine months ended May 3, 2025, differs from the federal statutory income tax rate primarily due to the full valuation allowance recorded on our net federal and state deferred tax assets. The tax provision for the three and nine months ended May 3, 2025, is primarily comprised of state taxes.
STITCH FIX, INC. | Q3 2026 FORM 10-Q | 16

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
The table below presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted loss per share from continuing operations attributable to Class A and Class B common stockholders:

	For the Three Months Ended		For the Nine Months Ended
(in thousands, except share and per share amounts)	May 2, 2026	May 3, 2025	May 2, 2026	May 3, 2025
Numerator:
Net loss from continuing operations attributable to Class A and Class B common stockholders	$(1,525)	$(7,381)	$(10,541)	$(20,267)
Denominator:
Weighted-average shares of common stock - basic	135,334,302	129,792,798	134,678,242	127,916,643
Weighted-average shares of common stock - diluted	135,334,302	129,792,798	134,678,242	127,916,643
Loss per share from continuing operations attributable to Class A and Class B common stockholders:
Basic	$(0.01)	$(0.06)	$(0.08)	$(0.16)
Diluted	$(0.01)	$(0.06)	$(0.08)	$(0.16)
STITCH FIX, INC. | Q3 2026 FORM 10-Q | 17

As the Company has reported net loss from continuing operations for each of the periods presented, all potentially dilutive securities were considered antidilutive. The following common stock equivalents were excluded from the computation of diluted loss per share from continuing operations because their effect would have been antidilutive for the periods presented:

	For the Three Months Ended		For the Nine Months Ended
	May 2, 2026	May 3, 2025	May 2, 2026	May 3, 2025
Performance restricted stock units that settle into Class A common stock	3,442,528	2,159,375	3,442,528	2,159,375
Restricted stock units that settle into Class A common stock	5,545,637	8,914,048	5,545,637	8,914,048
Stock options to purchase Class A common stock	8,472,487	8,913,334	8,472,487	8,913,334
Stock options to purchase Class B common stock	674,593	696,924	674,593	696,924
Total	18,135,245	20,683,681	18,135,245	20,683,681
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
During the three and nine months ended May 2, 2026, we repurchased 4,519,841 shares of the Company’s Class A common stock. The Company did not repurchase any shares during the three or nine months ended May 3, 2025. As of May 2, 2026, $104.9 million remained available under the 2022 Repurchase Program authorization. Repurchases under the 2022 Repurchase Program during any given fiscal period will reduce the number of weighted-average common shares outstanding for the respective period.

11.	SEGMENT REPORTING
The following table presents selected financial information with respect to the Company's single reportable segment, including significant segment expenses that are regularly provided to the Chief Operating Decision Maker, the Company’s Chief Executive Officer:

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	May 2, 2026	May 3, 2025	May 2, 2026	May 3, 2025
Revenue, net	$340,277	$325,016	$1,023,701	$955,944
Less:
Cost of goods sold	191,439	181,458	576,594	528,720
Advertising expense	34,863	33,248	97,654	87,686
Stock-based compensation expense	11,139	13,727	37,040	43,658
Depreciation and amortization expense	6,116	6,860	18,662	21,360
Interest income	(2,123)	(2,627)	(6,661)	(8,222)
Other (income) expense, net	(438)	59	(323)	210
Provision for income taxes	70	241	194	580
Other segment expenses (1)	100,736	99,431	311,082	302,219
Net loss from continuing operations	$(1,525)	$(7,381)	$(10,541)	$(20,267)
(1) Other segment expenses is primarily comprised of payroll and benefits expenses, technology fees, facilities expense, and other general and administrative expenses.
STITCH FIX, INC. | Q3 2026 FORM 10-Q | 18

12.	DISCONTINUED OPERATIONS
During the first quarter of fiscal 2024, we ceased operations of our UK business and the accounting requirements for reporting the UK business as a discontinued operation were met. As a result, the UK business is presented in the accompanying unaudited condensed consolidated financial statements as a discontinued operation for all periods presented.
As of May 2, 2026, and August 2, 2025, there were no assets or liabilities of discontinued operations in the unaudited condensed consolidated balance sheets.
The following table presents the key components of income from discontinued operations:

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	May 2, 2026	May 3, 2025	May 2, 2026	May 3, 2025
Selling, general, and administrative expenses	—	—	—	47
Operating loss	—	—	—	(47)
Other income (expense), net	—	3	—	(6)
Income (loss) before income taxes	—	3	—	(53)
Benefit from income taxes	—	—	—	(157)
Income from discontinued operations, net of income taxes	$—	$3	$—	$104

STITCH FIX, INC. | Q3 2026 FORM 10-Q | 19

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
We use a 52- or 53-week fiscal year, with our fiscal year ending on the Saturday that is closest to July 31 of that year. The fiscal year ending August 1, 2026 (“fiscal 2026”) and August 2, 2025 (“fiscal 2025”) each consist of 52 weeks. Throughout this Quarterly Report, all references to quarters and years are to our fiscal quarters and fiscal years unless otherwise noted.

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
STITCH FIX, INC. | Q3 2026 FORM 10-Q | 20

FINANCIAL OVERVIEW
For the three months and nine months ended May 2, 2026, we reported revenue, net of $340.3 million and $1,023.7 million, respectively, representing a year-over-year increase of 4.7% and 7.1%, respectively, compared to the same period in the prior year. As of May 2, 2026, and May 3, 2025, we had approximately 2,309,000 and 2,353,000 active clients, respectively, representing a year-over-year decrease of 1.9%.
During the nine months ended May 2, 2026, we experienced an increase in net revenue year-over-year primarily due to an increase in net revenue per active client, driven by higher average order values and number of items kept per Fix, partially offset by a decline in active clients due to our challenges in acquiring and retaining active clients. Throughout the remainder of fiscal 2026, we expect broader macroeconomic uncertainty and market conditions to negatively impact consumer discretionary spending. However, we project that positive trends in average order values and the number of items kept per Fix will offset any negative impact of lower active client counts on net revenue in the remainder of fiscal 2026. We remain focused on retaining current clients, attracting new clients, improving the conversion of new visitors to our site and app, and enhancing our overall client experience for new and existing clients. Refer to the section titled “Key Financial and Operating Metrics” for information on how we define and calculate active clients.
Net loss from continuing operations for the three months and nine months ended May 2, 2026, was $1.5 million and $10.5 million, respectively, compared to a net loss from continuing operations of $7.4 million and $20.3 million for the same periods in the prior year.
For more information on the components of net loss from continuing operations for three months and nine months ended, refer to the section titled “Results of Operations” below.

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
STITCH FIX, INC. | Q3 2026 FORM 10-Q | 21

•Adjusted EBITDA excludes non-ordinary course legal fees for specific proceedings that the Company has determined arise outside of the ordinary course of business and are nonrecurring, infrequent, or unusual; and
•Free Cash Flow does not represent the total residual cash flow available for discretionary purposes and does not reflect future contractual commitments.
Adjusted EBITDA
We define Adjusted EBITDA as net loss from continuing operations excluding interest income, other (income) expense, net, provision for income taxes, depreciation and amortization, stock-based compensation expense, restructuring and other one-time costs, and non-ordinary course legal fees related to our continuing operations. The following table presents a reconciliation of net loss from continuing operations, the most comparable GAAP financial measure, to Adjusted EBITDA, for each of the periods presented:

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	May 2, 2026	May 3, 2025	May 2, 2026	May 3, 2025
Net loss from continuing operations	$(1,525)	$(7,381)	$(10,541)	$(20,267)
Add (deduct):
Interest income	(2,123)	(2,627)	(6,661)	(8,222)
Other (income) expense, net	(438)	59	(323)	210
Provision for income taxes	70	241	194	580
Depreciation and amortization	6,116	6,860	18,662	21,360
Stock-based compensation expense	11,139	13,727	37,040	43,658
Restructuring and other one-time costs (1)	—	134	—	3,107
Non-ordinary course legal fees (2)	—	—	4,223	—
Adjusted EBITDA	$13,239	$11,013	$42,594	$40,426
(1)    For the three months and nine months ended May 3, 2025, restructuring charges were $0.0 million and $1.2 million, respectively, primarily in severance and employee-related benefits and other restructuring costs; and other one-time costs were $0.1 million and $1.9 million, respectively, in one-time bonuses for certain continuing employees.
(2)    Non-ordinary course legal fees for the nine months ended May 2, 2026, include costs related to a specific class action lawsuit.

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

	For the Nine Months Ended
(in thousands)	May 2, 2026	May 3, 2025
Free Cash Flow reconciliation:
Net cash provided by operating activities from continuing operations	$30,009	$18,572
Deduct:
Purchases of property and equipment	(14,564)	(12,065)
Free Cash Flow	$15,445	$6,507
Net cash used in investing activities from continuing operations	$(27,068)	$(59,689)
Net cash used in financing activities from continuing operations	$(29,557)	$(12,432)
STITCH FIX, INC. | Q3 2026 FORM 10-Q | 22

OPERATING METRICS

	May 2, 2026	January 31, 2026	November 1, 2025	August 2, 2025	May 3, 2025
Active clients (in thousands)	2,309	2,288	2,307	2,309	2,353
Net revenue per active client	$578	$577	$559	$549	$542
Active Clients
We believe that the number of active clients is a key indicator of the overall health of our business. We define an active client as a client who checked out a Fix or was shipped an item via Freestyle in the preceding 52 weeks, measured as of the last day of that period. Clients check out a Fix when they indicate what items they are keeping through our mobile application or on our website. We consider each Women’s, Men’s, or Kids account as a client, even if they share the same household. A single person could have multiple accounts and count as multiple active clients. We had approximately 2,309,000 and 2,353,000 active clients as of May 2, 2026, and May 3, 2025, respectively, representing a year-over-year decrease of 1.9%. The decrease in active clients is due to inactive clients outpacing client additions during the year, which we largely attribute to client conversion and retention challenges.
Net Revenue per Active Client
We believe that net revenue per active client is an indicator of client engagement and satisfaction. We calculate net revenue per active client based on net revenue over the preceding four fiscal quarters divided by the number of active clients measured as of the last day of the period. Net revenue per active client was $578 and $542 as of May 2, 2026, and May 3, 2025, respectively, or a year-over-year increase of 6.6%.

FACTORS AFFECTING OUR PERFORMANCE
MACROECONOMIC ENVIRONMENT
Our business and operating results are subject to national and global economic conditions and their impact on consumer discretionary spending. As the macroeconomic environment is experiencing inflation, recessionary concerns, and general uncertainty regarding trade policies, including tariffs and other restrictions, and the overall future political and economic environment, we cannot predict whether or when such circumstances may improve or worsen. We do not believe these conditions have materially impacted our net revenues or client behavior during the first nine months of fiscal 2026. We anticipate that macroeconomic uncertainty will continue to place pressure on consumer discretionary spending, which may negatively impact our business in the remainder of fiscal 2026.
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
STITCH FIX, INC. | Q3 2026 FORM 10-Q | 23

Marketing expense is recorded in selling, general, and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive loss. The largest component of our marketing expense is advertising, which for the three and nine months ended May 2, 2026, was $34.9 million and $97.7 million, respectively, and for the three and nine months ended May 3, 2025, was $33.2 million and $87.7 million, respectively. We will continue to be methodical about our approach when we are making advertising decisions, and may adjust our spending up or down based on performance.
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
COST OF GOODS SOLD
Cost of goods sold consists of the costs of merchandise, expenses for inbound freight and shipping to and from clients, inventory write-offs and changes in our inventory reserve, payment processing fees, and packaging materials costs, offset by the recoverable cost of merchandise estimated to be returned. To date, tariffs have not materially impacted our cost of goods sold. However, our cost of goods sold has increased in fiscal 2026 and may continue to increase driven primarily by rising transportation cost and investments in our inventory assortment. We also expect fluctuations in our cost of goods sold as a percentage of revenue primarily due to how we manage our inventory and merchandise mix. Our classification of cost of goods sold may vary from other companies in our industry and may not be comparable.
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
STITCH FIX, INC. | Q3 2026 FORM 10-Q | 24

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

RESULTS OF OPERATIONS
The following table summarizes our financial results from continuing operations:

	For the Three Months Ended		%	For the Nine Months Ended		%
(in thousands)	May 2, 2026	May 3, 2025	Change	May 2, 2026	May 3, 2025	Change
Revenue, net	$340,277	$325,016	4.7%	$1,023,701	$955,944	7.1%
Cost of goods sold	191,439	181,458	5.5%	576,594	528,720	9.1%
Gross profit	148,838	143,558	3.7%	447,107	427,224	4.7%
Selling, general, and administrative expenses	152,854	153,266	(0.3)%	464,438	454,923	2.1%
Operating loss	(4,016)	(9,708)	(58.6)%	(17,331)	(27,699)	(37.4)%
Interest income	2,123	2,627	(19.2)%	6,661	8,222	(19.0)%
Other income (expense), net	438	(59)	(842.4)%	323	(210)	(253.8)%
Loss before income taxes	(1,455)	(7,140)	(79.6)%	(10,347)	(19,687)	(47.4)%
Provision for income taxes	70	241	(71.0)%	194	580	(66.6)%
Net loss from continuing operations	$(1,525)	$(7,381)	(79.3)%	$(10,541)	$(20,267)	(48.0)%
 The components of our results from continuing operations as a percentage of revenue were as follows:

	For the Three Months Ended		For the Fiscal Year Ended
	May 2, 2026	May 3, 2025	May 2, 2026	May 3, 2025
Revenue, net	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	56.3%	55.8%	56.3%	55.3%
Gross margin	43.7%	44.2%	43.7%	44.7%
Selling, general, and administrative expenses	44.9%	47.2%	45.4%	47.6%
Operating loss	(1.2)%	(3.0)%	(1.7)%	(2.9)%
Interest income	0.6%	0.8%	0.7%	0.9%
Other income (expense), net	0.1%	—%	—%	—%
Loss before income taxes	(0.4)%	(2.2)%	(1.0)%	(2.1)%
Provision for income taxes	—%	0.1%	—%	0.1%
Net loss from continuing operations	(0.4)%	(2.3)%	(1.0)%	(2.1)%
Note: Due to rounding, percentages in this table may not sum to totals.
STITCH FIX, INC. | Q3 2026 FORM 10-Q | 25

REVENUE AND GROSS MARGIN
Revenue increased by $15.3 million and $67.8 million, or 4.7% and 7.1%, respectively, during the three months and nine months ended May 2, 2026 compared to the same periods in the prior year. The increase in revenue was primarily attributable to an improvement in net revenue per active client of 6.6% year over year, which was primarily driven by higher average order values with the number of items kept by our clients per Fix increasing, and higher average unit retail prices. Partially offsetting the net revenue per active client increase was 1.9% decrease in active clients from May 3, 2025, to May 2, 2026.
Gross margin for the three and nine months ended May 2, 2026, decreased by 50 and 100 basis points, respectively, compared to the same periods in the prior year. The decrease for the three month period was primarily driven by higher transportation costs, partially offset by improved costs related to inventory health management. The decrease for the nine month period was primarily driven by higher transportation costs and lower product margins, partially offset by improved costs related to inventory health management.
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES
SG&A in the three months ended May 2, 2026, decreased by $0.4 million compared to the same period in the period year. The decrease was primarily driven by lower compensation and benefits expense and lower rent expense, partially offset by higher advertising spend. SG&A in the nine months ended May 2, 2026, increased $9.5 million compared to the same period in the prior year. The increase was primarily driven by higher advertising spend and professional fees, including $4.2 million in non-ordinary course legal fees.
SG&A as a percentage of revenue for the three months ended May 2, 2026, decreased to 44.9% compared to 47.2% for the same period in the prior year. The decrease was primarily driven by lower compensation and benefits expense as a percentage of revenue. SG&A as a percentage of revenue for the nine months ended May 2, 2026, decreased to 45.4% compared to 47.6% for the same period in the prior year. The decrease was primarily driven by lower compensation and benefits expense as a percentage of revenue.
PROVISION FOR INCOME TAXES
The following table summarizes our effective tax rate from loss from continuing operations for the periods presented:

	For the Three Months Ended		For the Nine Months Ended
(in thousands, except percentages)	May 2, 2026	May 3, 2025	May 2, 2026	May 3, 2025
Loss from continuing operations before income taxes	$(1,455)	$(7,140)	$(10,347)	$(19,687)
Provision for income taxes	70	241	194	580
Effective tax rate	(4.8)%	(3.4)%	(1.9)%	(2.9)%
Our continuing operations are subject to income taxes in the United States. Our effective tax rate for the three and nine months ended May 2, 2026, differs from the federal statutory income tax rate primarily due to the full valuation allowance recorded on our net federal and state deferred tax assets. The tax provision for the three and nine months ended May 2, 2026, is primarily comprised of state taxes.
Our effective tax rate for the three and nine months ended May 3, 2025, differs from the federal statutory income tax rate primarily due to the full valuation allowance recorded on our net federal and state deferred tax assets. The tax provision for the three and nine months ended May 3, 2025, is primarily comprised of state taxes.

LIQUIDITY AND CAPITAL RESOURCES
SOURCES OF LIQUIDITY
Our principal sources of liquidity are our cash, cash equivalents, investments, cash flows from continuing operations, and borrowing capacity under our credit facility. As of May 2, 2026, we had $87.3 million of cash and cash equivalents attributable to continuing operations, and $142.1 million of investments.
STITCH FIX, INC. | Q3 2026 FORM 10-Q | 26

Credit Facility
As of May 2, 2026, we have a revolving credit facility with borrowing availability of $50.0 million, and excess availability of $33.1 million as a result of outstanding letters of credit, and no outstanding borrowing.
For information on the terms of the Credit Facility, refer to Note 5, “Credit Facility” within the Notes to unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.
USES OF CASH
Our primary uses of cash include operating costs such as merchandise purchases, lease obligations, compensation and benefits, marketing, and other expenditures necessary to support our business. From time-to-time, we also use cash to repurchase shares of our common stock.
We believe our existing cash, cash equivalents, investment balances, and the borrowing available under our Credit Facility, if needed, will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months and beyond.
SHARE REPURCHASES
In January 2022, our Board of Directors authorized a share repurchase program to repurchase up to $150.0 million of our outstanding Class A common stock, with no expiration date (the “2022 Repurchase Program”). We may repurchase shares from time to time through open market repurchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. The actual timing, number and value of shares repurchased in the future will be determined by the Company in its discretion and will depend on a number of factors, including price, trading volume, market conditions, and other general business conditions. Repurchases will be funded from our existing cash and cash equivalents or future cash flow. The repurchase program may be modified, suspended, or terminated at any time. During the three and nine months ended May 2, 2026, we repurchased an aggregate 4,519,841 shares of Class A common stock. During the three and nine months ended May 3, 2025, we made no repurchases of Class A common stock. As of May 2, 2026, we repurchased an aggregate of 6,821,982 shares of Class A common stock for $45.1 million, and had $104.9 million remained available under the 2022 Repurchase Program authorization.

CASH FLOWS
The following table summarizes our cash flows for the periods indicated below:

	For the Nine Months Ended
(in thousands)	May 2, 2026	May 3, 2025
Net cash provided by operating activities from continuing operations	$30,009	$18,572
Net cash used in investing activities from continuing operations	(27,068)	(59,689)
Net cash used in financing activities from continuing operations	(29,557)	(12,432)
Net decrease in cash and cash equivalents	$(26,616)	$(53,549)
CASH PROVIDED BY OPERATING ACTIVITIES FROM CONTINUING OPERATIONS
During the nine months ended May 2, 2026, cash provided by operating activities from continuing operations was $30.0 million, which consisted of a net loss from continuing operations of $10.5 million, adjusted by non-cash charges of $60.5 million and change in net operating assets and liabilities of $20.0 million. The non-cash charges were primarily driven by $37.0 million of stock-based compensation expense and $17.9 million of depreciation, amortization, and accretion. The change in net operating assets and liabilities was primarily due to a $17.8 million increase in gross inventory balances due to higher inventory receipts and investment in greater assortment, partially offset by $13.3 million change in accounts payable, net of accrued liabilities due to timing of inventory receipts and payments.
STITCH FIX, INC. | Q3 2026 FORM 10-Q | 27

During the nine months ended May 3, 2025, cash provided by operating activities from continuing operations was $18.6 million, which consisted of a net loss from continuing operations of $20.3 million, adjusted by non-cash charges of $66.7 million and a $27.8 million change in net operating assets and liabilities. The non-cash charges were primarily driven by $43.7 million of stock-based compensation expense, $20.0 million of depreciation, amortization, and accretion. The change in net operating assets and liabilities was primarily due to a $19.5 million increase in gross inventory balances due to higher inventory receipts.
CASH USED IN INVESTING ACTIVITIES FROM CONTINUING OPERATIONS
During the nine months ended May 2, 2026, cash used in investing activities from continuing operations was $27.1 million. This was due to purchases of securities available-for-sale of $104.0 million and purchases of property and equipment of $14.6 million, partially offset by sales and maturities of available-for-sale securities of $91.5 million.
During the nine months ended May 3, 2025, cash used in investing activities from continuing operations was $59.7 million. This was primarily due to purchases of securities available-for-sale of $164.1 million and purchases of property and equipment of $12.1 million, partially offset by the sales and maturities of available-for-sale securities of $116.5 million.
CASH USED IN FINANCING ACTIVITIES FROM CONTINUING OPERATIONS
During the nine months ended May 2, 2026, cash used in financing activities from continuing operations was $29.6 million primarily due to repurchases of common stock of $15.1 million and payments for tax withholding related to vesting of share-based awards of $14.8 million.
During the nine months ended May 3, 2025, cash used in financing activities from continuing operations was $12.4 million due to payments for tax withholding related to vesting of share-based awards.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS
During the nine months ended May 2, 2026, there were no material changes to our contractual obligations and other commitments from those disclosed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Annual Report on Form 10-K.

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
STITCH FIX, INC. | Q3 2026 FORM 10-Q | 28

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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the three months ended May 2, 2026, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

STITCH FIX, INC. | Q3 2026 FORM 10-Q | 29

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
The information contained in Note 6, “Commitments and Contingencies” under the heading “Contingencies” within the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.
STITCH FIX, INC. | Q3 2026 FORM 10-Q | 30

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
•Our business depends on a strong brand and we may not be able to maintain or improve our brand and reputation.
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
STITCH FIX, INC. | Q3 2026 FORM 10-Q | 31

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
•We cannot guarantee that our share repurchase program will enhance long-term stockholder value. Share repurchases could also diminish our cash reserves.
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
STITCH FIX, INC. | Q3 2026 FORM 10-Q | 32

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
We seek to attract high-quality clients who will remain clients for the long term, but our efforts may not be successful or produce the results we anticipate. For example, if we are not able to engage new clients effectively so they continue receiving Fixes after their first few tries, our number of active clients will continue to suffer. Our inability to attract and keep high-quality clients engaged, a continued year over year decrease in our number of active clients, or a decrease in client spending has in the past negatively affected and could continue to negatively affect our operating results.
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
STITCH FIX, INC. | Q3 2026 FORM 10-Q | 33

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
Additionally, the fabrics used by our vendors are made of raw materials including, but not limited to, petroleum-based products, linen, and cotton. Significant price increases or fluctuations, trade policies, including tariffs and trade restrictions, geopolitical conflict, currency volatility or fluctuation, shortages, increases in shipping or freight costs, or shipping delays of petroleum, cotton, linen, or other raw materials could significantly increase our cost of goods sold or affect our operating results. We have also experienced increased costs of goods due to increases in the price of raw materials, inflationary pressures, rising fuel and other energy costs, and currency volatility. Any additional price increases will affect our operating results.
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
STITCH FIX, INC. | Q3 2026 FORM 10-Q | 34

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
STITCH FIX, INC. | Q3 2026 FORM 10-Q | 35

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
STITCH FIX, INC. | Q3 2026 FORM 10-Q | 36

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
Our past revenue growth and profitability should not be considered indicative of our future performance. Our revenue decreased by 5.3% in fiscal 2025 compared to fiscal 2024, decreased by 16.0% in fiscal 2024 compared to fiscal 2023, and decreased by 21.1% in fiscal 2023 compared to fiscal 2022. Although our net revenue increased 4.7% year-over-year in Q3 of fiscal 2026, there is no guarantee that we will return to full-year revenue growth or maintain such growth. Our revenue may decline in future periods due to a number of factors, which may include our inability to attract and retain clients, general economic conditions, including a recession or decreased discretionary consumer spending, decreases in marketing spend, a decreased demand for our merchandise and service, increased competition, decreases in the growth rate of our overall market, or our failure to capitalize on growth opportunities.
STITCH FIX, INC. | Q3 2026 FORM 10-Q | 37

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
STITCH FIX, INC. | Q3 2026 FORM 10-Q | 38

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
As of May 2, 2026, approximately 1,800 of our employees were Stylists. In January 2024, we moved to a part-time only Stylist model, and all of our Stylists now work on a part-time basis and are paid hourly. The Stylists track and report the time they spend working for us. These employees are classified as nonexempt under federal and state law. If we fail to effectively manage our Stylists, including by ensuring accurate tracking and reporting of their hours worked and proper processing of their hourly wages, then we may face claims alleging violations of wage and hour employment laws, including, without limitation, claims of back wages, unpaid overtime pay, and missed meal and rest periods. Any such employee litigation could be attempted on a class or representative basis, or other form of multi-plaintiff litigation. For example, in August 2020, a representative action under California’s Private Attorneys General Act was filed against us alleging various violations of California’s wage and hour laws relating to our current and former non-exempt Stylist employees. While we were able to settle this matter, and we no longer employ Stylists in California, future litigation concerning our styling employees could be expensive and time-consuming
STITCH FIX, INC. | Q3 2026 FORM 10-Q | 39

regardless of whether the claims against us are valid or whether we are ultimately determined to be liable, and could divert management’s attention from our business. We could also be adversely affected by negative publicity, litigation costs resulting from the defense of these claims, and the diversion of time and resources from our operations.
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
STITCH FIX, INC. | Q3 2026 FORM 10-Q | 40

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
Trade disputes, trade restrictions, tariffs, military conflicts and other political tensions between the U.S. and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns, which may negatively impact customer demand for our products or services, delay purchases, limit expansion opportunities with customers, limit our access to capital, or otherwise negatively impact our business and operations. Ongoing tariff, trade restrictions and macroeconomic uncertainty has and may continue to contribute to volatility in our stock price.
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
STITCH FIX, INC. | Q3 2026 FORM 10-Q | 41

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
STITCH FIX, INC. | Q3 2026 FORM 10-Q | 42

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
STITCH FIX, INC. | Q3 2026 FORM 10-Q | 43

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
Currently, we are involved in various legal proceedings. For example, on August 26, 2022, a class action lawsuit alleging violations of federal securities laws was filed by certain of our stockholders naming as defendants us and certain of our officers and directors for allegedly making materially false and misleading statements regarding our Freestyle offering (the “Securities Class Action”). On March 17, 2023, June 6, 2023, May 14, 2024, July 22, 2025, and November 12, 2025, derivative actions were filed by certain of our stockholders against certain of our current and former directors and officers based on similar factual allegations underlying the Securities Class Action. In connection with the Securities Class Action, the parties entered into a stipulation and agreement of settlement (the “Stipulation”) on February 6, 2026 wherein we agree to pay, or cause our insurance carriers to pay, $32.0 million, in exchange for the release and dismissal with prejudice of all claims in the Securities Class Action. The Stipulation and settlement remain subject to final approval by the court. We have in the past and may in the future become
STITCH FIX, INC. | Q3 2026 FORM 10-Q | 44

involved in other private actions, collective actions, investigations, and various other legal proceedings by clients, employees, suppliers, competitors, government agencies, stockholders, or others. The results of any such litigation, investigations, and other legal proceedings are inherently unpredictable and expensive. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, damage our reputation, require significant amounts of management time, and divert significant resources. If any of these legal proceedings were to be determined adversely to us, or we were to enter into a settlement arrangement, we could be exposed to monetary damages or limits on our ability to operate our business, which could have an adverse effect on our business, financial condition, and operating results.
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
STITCH FIX, INC. | Q3 2026 FORM 10-Q | 45

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
STITCH FIX, INC. | Q3 2026 FORM 10-Q | 46

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
STITCH FIX, INC. | Q3 2026 FORM 10-Q | 47

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
STITCH FIX, INC. | Q3 2026 FORM 10-Q | 48

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
STITCH FIX, INC. | Q3 2026 FORM 10-Q | 49

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
In January 2022, our Board of Directors authorized a share repurchase program to repurchase up to $150.0 million of our outstanding Class A common stock, with no expiration date. During fiscal 2024 and fiscal 2025, we did not repurchase any shares of our common stock, and we had $104.9 million remaining in share repurchase capacity as of May 2, 2026. Although our Board of Directors has authorized this repurchase program, the program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The actual timing and amount of repurchases remain subject to a variety of factors, including stock price, trading volume, market conditions and other general business considerations. In addition, the terms of our first lien credit agreement with Citibank, N.A., as agent and lender (“the Credit Facility”), impose limitations on our ability to repurchase shares. The share repurchase program may be modified, suspended, or terminated at any time, and we cannot guarantee that the program will be fully consummated or that it will enhance long-term stockholder value. The program could affect the trading price of our stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our stock. In addition, this program could diminish our cash and cash equivalents and marketable securities.
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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As a result, the holders of our Class B common stock, including certain of our current and former directors, executive officers, and their affiliates, are able to exercise considerable influence over matters requiring stockholder approval,
STITCH FIX, INC. | Q3 2026 FORM 10-Q | 50

including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stock holdings represent less than 50% of the outstanding shares of our capital stock. As of June 5, 2026, 16,746,598 of our 133,425,856 shares outstanding were held by our directors, executive officers, and their affiliates, and 10,784,374 of such shares held by our directors, executive officers, and their affiliates were shares of Class B common stock. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests. This control may adversely affect the market price of our Class A common stock and some stock indices may not allow public companies utilizing dual or multi-class capital structures to be included in their indices.
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
STITCH FIX, INC. | Q3 2026 FORM 10-Q | 51

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
STITCH FIX, INC. | Q3 2026 FORM 10-Q | 52

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
STITCH FIX, INC. | Q3 2026 FORM 10-Q | 53

fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the trading price or trading volume of our Class A common stock to decline.
STITCH FIX, INC. | Q3 2026 FORM 10-Q | 54

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The table below provides information with respect to repurchases of shares of our common stock during the period ended May 2, 2026.

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (in thousands) (2)
February 1 - February 28, 2026	—	$—	—	$119,958
March 1 - April 4, 2026	4,519,841	$3.32	4,519,841	$104,868
April 5 - May 2, 2026	—	$—	—	$104,868
Total as of May 2, 2026	4,519,841	$3.32	4,519,841	$104,868
(1) Average price per share excludes broker commissions.
(2) In January 2022, our Board of Directors approved a stock repurchase program for the repurchase of up to $150.0 million of our Class A common stock. The program was initially announced on January 6, 2022, and resumption of repurchases under the program was announced on April 1, 2026. The stock repurchase program has no expiration date.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5.	OTHER INFORMATION.
RULE 10B5-1 TRADING ARRANGEMENTS
During the fiscal quarter ended May 2, 2026, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated certain contracts, instructions, or written plans for the purchase or sale of the Company’s securities set forth in the table below:

			Type of Trading Arrangement
Name and Title	Action	Adoption/Termination Date	Rule 10b5-1 (1)	Non-Rule 10b5-1 (2)	Total Shares of Class A Common Stock (3)	Total Shares of Class B Common Stock (3)	Expiration Date (4)
Anthony Bacos, Chief Product and Technology Officer	Adopted	03/17/2026	X		1,513,668	0	09/30/2026
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

STITCH FIX, INC. | Q3 2026 FORM 10-Q | 55

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
STITCH FIX, INC. | Q3 2026 FORM 10-Q | 56

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Stitch Fix, Inc.
Date:	June 11, 2026	By:	/s/ David Aufderhaar
David Aufderhaar
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

STITCH FIX, INC. | Q3 2026 FORM 10-Q | 57