Form 10-K
period 2026-08-01
Stitch Fix, Inc.
filed 2026-09-24
CIK 1576942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 1, 2026
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

As of January 30, 2026, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting Class A common stock and Class B common stock held by non-affiliates of the registrant was approximately $554,602,594 and $20,947,579, respectively, based on a closing price of $4.80 per share of the registrant’s Class A common stock as reported on The Nasdaq Global Market.

As of September 18, 2026, the number of outstanding shares of the registrant’s Class A common stock, par value $0.00002 per share, was 118,464,069, and the number of outstanding shares of the registrant’s Class B common stock, par value $0.00002 per share, was 15,139,618.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements that involve risks, uncertainties, and assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Annual Report that are not purely historical, including without limitation statements regarding our projected financial position and results, key financial and operating metrics, customer acquisition and retention, the competitive landscape, our market opportunity, and the business strategy, plans, and objectives of our management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management, which are in turn based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties, and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” included under Part I, Item 1A below. Furthermore, such forward-looking statements speak only as of the date of this Annual Report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
STITCH FIX, INC. | 2026 FORM 10-K | 1

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
We do this through our unique business model that pairs expert Stylists with artificial intelligence (“AI”) and recommendation algorithms, to help people discover the styles they will love without having to spend hours browsing stores or sifting through endless choices online.
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
Stitch Fix operates in the United States. When Stitch Fix first launched, we offered women’s apparel. Since then, we have expanded our assortment to include Men’s, Kids, Petite, Maternity, and Plus apparel, as well as shoes and accessories. We offer a wide selection of clothing and accessories across multiple price points and styles from our brand partners and our Owned Private Label Brands. Many of our brand partners also design and supply items exclusively for our clients.
At Stitch Fix, we build trusted and long-term relationships. We have delivered over 100 million Fixes, and, as of August 1, 2026, we had approximately 2,277,000 active clients. Refer to the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Financial and Operating Metrics” for more information.
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
STITCH FIX, INC. | 2026 FORM 10-K | 2

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
OUR DATA SCIENCE AND AI ADVANTAGE
Since our inception, Stitch Fix has been powered by data science, and we continue to enhance these capabilities. Our data set and proprietary algorithms fuel our business by enhancing the client experience and driving business model efficiencies. For example, we currently leverage AI and data science to match our Stylists to our clients and aid our Stylists in creating Fixes, help inform merchandise buying and inventory placement in our network, and optimize our approach to pricing and markdowns. Our large and growing data set provides the foundation for our proprietary algorithms. We also gather extensive trend data as well as merchandise data, such as inseam, pocket shape, silhouette, and fit. We believe that both the data we have, as well as our algorithms, give us a significant competitive advantage. As our data set has grown, our algorithms have become more powerful, and we expect that to continue.
Data science is integrated across almost every facet of our business, and we are increasingly leveraging AI tools to assist our Stylists and enhance the client experience. The AI capabilities we are integrating into our business help deliver personalized styling to our clients, and include tools that generate outfit recommendations, virtual try-on features, and algorithms that analyze client data and feedback to curate inventory selections for review by our Sylists. Our data set is particularly powerful as:
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
STITCH FIX, INC. | 2026 FORM 10-K | 3

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
STITCH FIX, INC. | 2026 FORM 10-K | 4

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
We compete primarily on the basis of client experience, brand, product selection, quality, convenience, and price. Few things are more personal than getting dressed, but finding clothing that fits and looks great can be a challenge. Stitch Fix solves that problem. By pairing expert Stylists with best-in-class AI and recommendation algorithms, we leverage our Owned Private Label Brands and national brands to meet each client's individual tastes and needs, making it convenient for clients to express their personal style without having to spend hours in stores or sifting through endless choices online. We believe that we are able to compete effectively because we offer clients a personalized and fun shopping experience that our competitors are unable to match.
Refer to Part I, Item 1A “Risk Factors — Our industry is highly competitive and if we do not compete effectively, our operating results could be adversely affected” for more information.
SEASONALITY
Seasonality in our business does not follow that of traditional retailers, such as typical high concentration of revenue in the holiday quarter. Historically, our net sales have not been concentrated in a particular period or season, and are generally weighted consistently throughout the year. Our percentage of annual net sales for the first, second, third, and fourth quarters of the fiscal year ended August 1, 2026, were 26%, 25%, 25%, and 24%, respectively.
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
STITCH FIX, INC. | 2026 FORM 10-K | 5

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
HUMAN CAPITAL
As of August 1, 2026, we had approximately 4,240 full-time and part-time employees, including 1,575 Stylists and 1,830 fulfillment center employees.
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
INFORMATION ABOUT SEGMENTS
We currently operate only in the United States and have one reportable segment. Refer to Note 13 in Part II, Item 8 of this Annual Report for additional information.
In fiscal 2019, we launched operations in the United Kingdom (“UK”), including local Stylists and a dedicated fulfillment center. In fiscal 2024, we ceased operations of our U.K. business and met the accounting requirements for reporting the UK business as a discontinued operation. Refer to Note 15 in Part II, Item 8 of this Annual Report for additional information.
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
STITCH FIX, INC. | 2026 FORM 10-K | 6

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
•Our business depends on artificial intelligence and machine learning technologies, and any failure of, or issues arising from, these technologies could adversely affect our business, financial condition, and results of operations.
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
•We may not be able to maintain revenue growth and we may not be profitable in the future.
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
STITCH FIX, INC. | 2026 FORM 10-K | 7

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
•Our use of personal information, other personal data, and sensitive information subjects us to numerous and evolving privacy and security laws and other obligations (such as cybersecurity and data protection in contracts), and our compliance with or failure to comply with such obligations could harm our business.
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
STITCH FIX, INC. | 2026 FORM 10-K | 8

RISK FACTORS
Investing in our Class A common stock involves a high degree of risk. You should consider and read carefully all of the risks and uncertainties described below, as well as other information included in this Annual Report and in our other public filings. The risks described below are not the only ones facing us. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition, or results of operations. In such case, the trading price of our Class A common stock could decline, and you may lose all or part of your investment. This Annual Report also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below.
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
We seek to attract high-quality clients who will remain clients for the long term, but our efforts may not be successful or produce the results we anticipate. For example, if we are not able to engage new clients effectively so they continue receiving Fixes after their first few tries, our number of active clients will continue to suffer. Our inability to attract and keep high-quality clients engaged, a continued year over year decrease in our number of active clients, or a decrease in client spending has in the past negatively affected and we expect will continue to negatively affect our operating results.
Our growth depends on attracting new clients.
Our success depends on our ability to attract new clients in a cost-effective manner. To expand our client base, we must appeal to and acquire clients who have historically used other means to purchase apparel, shoes, and accessories, such as traditional brick-and-mortar retailers or other online retailers. We currently utilize both digital and offline channels to attract new visitors to our website or mobile app and convert them into clients. Our marketing costs are largely composed of advertising, client referrals, and public relations expenses. Our marketing expenses have varied from period to period, and we expect this trend to continue as we evolve our marketing strategies. We cannot be certain that increases in marketing spend will yield more clients, achieve meaningful payback on our investments, or be cost effective. We may also adjust our marketing strategy or decrease spend within a period if we are not achieving the intended results or if we believe the return-on-investment is not favorable, which may result in faster or slower rates of active client growth in any given period.
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
Furthermore, the introduction of new offerings, features, or ways for clients to engage with us has affected and may in the future affect client behavior with respect to our existing offerings in ways that are difficult to predict, including affecting client acquisition, conversion, retention, or spending patterns across our other offerings. If the performance of a new offering, including its effect on other offerings, differs from our expectations, our business, financial
STITCH FIX, INC. | 2026 FORM 10-K | 9

condition, operating results, and reputation could be adversely affected, and we could be subject to litigation or regulatory scrutiny.

Our business depends on artificial intelligence and machine learning technologies, and any failure of, or issues arising from, these technologies could adversely affect our business, financial condition, and results of operations.
We increasingly rely on, develop, and use AI tools, machine learning, and other new technologies in our business, including through our third-party vendors, which may subject us to significant competitive, legal, regulatory and other risks, and there can be no assurance that our use of such tools or technologies will enhance our business operations or result in a benefit to us. Our competitors may outpace us and be more successful in their use of artificial intelligence tools and other new technologies, including by developing an enhanced shopping experience, improving customer engagement, or improving their operations with the assistance of such tools and technologies. Our efforts to utilize these technological advancements may not be successful, may result in substantial integration and maintenance costs, and may expose us to additional risks. There could be adverse impacts from inaccurate, deficient, biased or otherwise flawed algorithms, training or data sets. Our use of such tools or technologies could also result in the loss of confidential information or intellectual property or an inability to claim or enforce intellectual property rights, as well as subject us to risks related to intellectual property infringement or misappropriation, data privacy, cybersecurity and the unauthorized use of Company information. The jurisdictions in which we conduct business have and may adopt laws and regulations related to artificial intelligence that could cause us to incur greater compliance costs, limit our use of artificial intelligence tools, or subject us to legal liabilities. Moreover, ethical concerns associated with artificial intelligence could lead to brand damage, competitive disadvantages, or legal repercussions. Any problems with our implementation or use of artificial intelligence tools or other technological advancements could adversely impact our business or results of our operations.
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
STITCH FIX, INC. | 2026 FORM 10-K | 10

Additionally, the fabrics used by our vendors are made of raw materials including, but not limited to, petroleum-based products, linen, and cotton. Significant price increases or fluctuations, trade policies, including tariffs and trade restrictions, geopolitical conflict, currency volatility or fluctuation, shortages, increases in shipping or freight costs, or shipping delays of petroleum, cotton, linen, or other raw materials have in the past and could continue to significantly increase our cost of goods sold or affect our operating results. We have also experienced increased costs of goods due to increases in the price of raw materials, inflationary pressures, rising fuel and other energy costs, and currency volatility. Any additional price increases will affect our operating results.
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
Promoting awareness of our service is important to our ability to grow our business, drive client engagement, and attract new clients. Our marketing costs are largely composed of advertising, client referrals, and public relations expenses, though our marketing expenses have varied from period to period and we expect marketing expenses to increase in the near term. External factors beyond our control, including general economic conditions and decreased discretionary consumer spending, have impacted and may in the future impact the success of our marketing initiatives or how much we decide to spend on marketing in a given period. We adjust our marketing activity from period to period or within a period as we launch new initiatives or offerings, run tests, or make decisions on marketing investments in response to anticipated rates of return, such as when we identify favorable cost per acquisition trends. We have seen increased costs in certain digital marketing channels and our marketing initiatives may become increasingly expensive; generating a meaningful return on those initiatives may be difficult. Even if we successfully increase revenue as a result of our paid marketing efforts, it may not offset the additional marketing expenses we incur.
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
STITCH FIX, INC. | 2026 FORM 10-K | 11

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
Our inventory levels also may be affected by product launch delays, consumer demand fluctuations due to macroeconomic factors, uncertainty or otherwise, disruptions in our systems due to upgrades, launches or otherwise, freight delays, vendor relationships, capacity constraints, and our inability to predict demand with respect to categories or products. For example, freight delays, port closures, port congestion, and shipping container and ship shortages have caused us to experience delays in receiving inventory in the past. Freight delays caused by these issues or new issues, including labor disruptions or shortages, or surges in cargo shipments in response to changing trade policy, may affect us in future quarters. Also, in the past we have experienced challenges managing our inventory within the fulfillment centers given storage capacity constraints and challenges hiring fulfillment center employees. Any future such challenges could affect the amount and types of inventory we have available to offer to clients, and therefore negatively affect our operating results.
If we fail to effectively manage our transformation or other business strategies, our financial condition and operating results could be harmed.
We must continue to implement our operational plans and strategies, and improve our infrastructure of people and technology. Additionally, we expect to continue to introduce new offerings, business strategies and initiatives, and improve on existing offerings. We have worked to strengthen the foundation of our business and to reimagine the client experience, which includes embedding retail best practices across the enterprise, identifying operational efficiencies, and ensuring we have the right organizational structure in place to enable our future success. We continue to rethink how our clients engage with Stitch Fix, which includes introducing more flexibility into our service through new features. This continued transformation requires investments of time and resources and has included and will continue to include changes in our website, branding, mobile apps, information technology systems, and processes. We cannot guarantee that we will successfully implement all aspects of our strategic plans in the expected timeframe or at all, or that we will achieve or sustain the expected financial and operational results of our strategic plans. Additionally, if our reimagined client experience, new offerings, or rebranding does not resonate with current or future clients, it could cause us to lose clients and may negatively impact our financial results. If we do not realize the expected benefits of certain transformation initiatives or experience additional unexpected costs in connection with our strategic plans, our business, financial condition, results of operations, and cash flow could be negatively impacted.
STITCH FIX, INC. | 2026 FORM 10-K | 12

Additionally, as we continue to implement these changes and introduce future business strategies and initiatives, our operations, vendor base, fulfillment centers, information technology systems, or internal controls and procedures may not be adequate to support our changing operations. Any change or upgrade to our systems to support the increasing complexity of our business involves risk and we have in the past experienced and may in the future experience problems or delays as we make upgrades or changes to our systems. For example, in August 2026, we made an unintended change to our post-checkout offer flow that limited the number of clients eligible to request another Fix, which negatively impacted the number of Fixes we expected to ship during the quarter. Additionally, if the impact of these initiatives is more or less successful than we expected, it could affect our inventory management, resulting in inventory shortages or excess inventory in the case of significant underperformance. If we are unable to manage the transformation and potential growth of our organization effectively or if our strategies do not produce the anticipated results, or cause unanticipated issues, our business, financial condition, and operating results may be adversely affected.
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
We have experienced difficulty hiring and retaining employees in our fulfillment centers, which in the past we attributed to increased competition and rising wages for eCommerce fulfillment center workers. To address this, we increased wages in our fulfillment centers and implemented other policies in order to be more competitive in hiring and retaining employees. These wage increases impacted our operating results. Hiring and retention of employees in our warehouses is a continuing challenge as demand for eCommerce fulfillment center workers remains high. We may have to increase wages for our fulfillment center employees or spend money on additional employee recruiting or retention programs, which would impact our operating results. In the past, these hiring difficulties caused capacity constraints in our fulfillment centers and could in the future cause capacity constraints. Capacity constraints in our fulfillment centers could affect the amount and types of inventory we have available to offer to clients, which will affect our results of operations. Any capacity constraints due to hiring difficulties may be exacerbated due to the fact that we have fewer fulfillment centers than we once did. If we are unable to adequately staff our fulfillment centers to meet demand, or if the cost of such staffing is higher than projected due to competition, mandated wage increases, regulatory changes, or other factors, our operating results will be further harmed.
STITCH FIX, INC. | 2026 FORM 10-K | 13

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
If we are not able to negotiate acceptable pricing and other terms with our client-facing shipping vendors or our freight vendors, or our shipping or freight vendors experience performance problems or other difficulties, it could negatively impact our operating results and our clients’ experience. In addition, our ability to receive inbound inventory efficiently, ship merchandise to clients, and receive returned merchandise from clients may be negatively affected by inclement weather, fire, flood, power loss, earthquakes, public health crises, labor disputes, shortages, or strikes, acts of war or terrorism, periods of high eCommerce volume, such as holiday seasons, port congestion, and similar factors. Due to our business model and the fact that we recognize revenue from Fixes when a client checks out items, rather than when Fixes are shipped, our results have in the past been, and may in the future be, impacted depending on the timing of shipping dates of Fixes. In addition, we may be impacted by shipping delays to a greater extent than our competitors. Additionally, delays in shipping may cause an auto-ship client’s subsequent Fixes to be scheduled for a later date, as their next Fix is not scheduled until their checkout is complete. In the second quarter of fiscal year ended July 31, 2021, we experienced carrier and client shipping delays due to the COVID-19 pandemic and the increased strain on our shipping partners during the holiday season. These delays affected our ability to recognize revenue within the quarter, and we may in the future experience these delays and the resulting impact to our financial results, including potentially during future holiday seasons. In the past, strikes at major international shipping ports have impacted our supply of inventory from our vendors and severe weather events have resulted in long delivery delays and Fix cancellations. Additionally, some of our merchandise may be damaged or lost during transit with our shipping vendors. If a greater portion of our merchandise is not delivered in a timely fashion or is damaged or lost during transit, it could adversely affect our operating results or could cause our clients to become dissatisfied and cease using our services, which would adversely affect our business.
We may not be able to maintain revenue growth and we may not be profitable in the future.
Our past revenue growth and profitability should not be considered indicative of our future performance. Our revenue increased by 6.4% in fiscal 2026 compared to fiscal 2025, decreased by 5.3% in fiscal 2025 compared to fiscal 2024, and decreased by 16.0% in fiscal 2024 compared to fiscal 2023. Although our net revenue increased year-over-year in fiscal 2026 compared to fiscal 2025, there is no guarantee that we will maintain such growth. Our revenue may decline in future periods due to a number of factors, which may include our inability to attract and retain clients, general economic conditions, including a recession or decreased discretionary consumer spending, decreases in marketing spend, a decreased demand for our merchandise and service, increased competition, decreases in the growth rate of our overall market, our failure to capitalize on growth opportunities, the timing of shipping dates of Fixes, or other factors impacting our results.
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
We do not have long-term employment or non-competition agreements with any of our personnel. We have had senior employees leave Stitch Fix and cannot necessarily anticipate when this will happen in the future and whether we will be able to promptly replace such employees. Additional changes in our management team and senior
STITCH FIX, INC. | 2026 FORM 10-K | 14

leadership could cause retention and morale concerns among current employees, as well as operational risks. Such risks could impact the Company’s ability to effectively implement the Company’s strategic plans, including our transformation strategy, it could disrupt our business, affect our Company culture, cause employee retention issues, and affect our financial condition and operating results. Additionally, the loss of one or more of our key personnel or the inability to promptly identify a suitable successor to a key role could have an adverse effect on our business.
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
As of August 1, 2026, approximately 1,575 of our employees were Stylists. In January 2024, we moved to a part-time only Stylist model, and all of our Stylists now work on a part-time basis and are paid hourly. The Stylists track and report the time they spend working for us. These employees are classified as nonexempt under federal and state law. If we fail to effectively manage our Stylists, including by ensuring accurate tracking and reporting of their hours worked and proper processing of their hourly wages, then we may face claims alleging violations of wage and hour employment laws, including, without limitation, claims of back wages, unpaid overtime pay, and missed meal and rest periods. Any such employee litigation could be attempted on a class or representative basis, or other form of multi-plaintiff litigation. For example, in August 2020, a representative action under California’s Private Attorneys General Act was filed against us alleging various violations of California’s wage and hour laws relating to our current and former non-exempt Stylist employees. While we were able to settle this matter, and we no longer employ Stylists in California, future litigation concerning our styling employees could be expensive and time-consuming regardless of whether the claims against us are valid or whether we are ultimately determined to be liable, and could divert management’s attention from our business. We could also be adversely affected by negative publicity,
STITCH FIX, INC. | 2026 FORM 10-K | 15

litigation costs resulting from the defense of these claims, and the diversion of time and resources from our operations.
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
Our real estate leases subject us to various financial risks.
STITCH FIX, INC. | 2026 FORM 10-K | 16

We lease our Company headquarters in San Francisco and three fulfillment centers. The original terms of our leases are between 6 and 12.5 years. We currently sub-lease a former fulfillment center in Salt Lake City, Utah, and portions of our San Francisco headquarters space, to multiple sub-tenants. We may decide to sub-lease additional portions of our San Francisco headquarters and other fulfillment centers. If we are unable to sub-lease additional space in our Company headquarters or other leased space on favorable terms, or at all, it will affect our cash flow and may affect our results of operations. Additionally, our sub-tenants have in the past and may in the future fail to make lease payments or otherwise default on their obligations to us, in which case we have incurred and could incur unanticipated payment obligations which has affected and could affect our Free Cash Flow and other results of operations.
RISKS RELATING TO OUR INDUSTRY, THE MARKET, AND THE ECONOMY
We rely on consumer discretionary spending and may be adversely affected by economic downturns, inflation, economic uncertainty, and other macroeconomic conditions or trends.
Our business and operating results are subject to national and global economic conditions and their impact on consumer discretionary spending. Some of the factors that may negatively influence consumer spending include high levels of unemployment; higher consumer debt levels; reductions in net worth and declines in asset values; macroeconomic uncertainty; increased inflationary pressures; recessionary concerns; home foreclosures and reductions in home values; fluctuating interest rates, and credit availability; rising fuel and other energy costs; rising commodity prices; and general uncertainty regarding the overall future political and economic environment. We have experienced many of these factors, including current inflationary pressures, which may be increasing due to tariffs on imports into the U.S., and have experienced negative impacts on client demand and discretionary spending as a result. Consumer purchases of discretionary items, including the merchandise that we offer, generally decline during recessionary periods or periods of economic uncertainty, when disposable income is reduced or when there is a reduction in consumer confidence, and such reduced discretionary spending has had and we expect will continue to have adverse impact on our business. Furthermore, economic conditions in certain regions may also be affected by natural disasters, such as hurricanes, tropical storms, earthquakes, and wildfires; public health crises; and other major unforeseen events.
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
STITCH FIX, INC. | 2026 FORM 10-K | 17

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
Many of our current competitors have, and potential competitors may have, longer operating histories; larger fulfillment infrastructures; greater technical capabilities; faster shipping times; lower-cost shipping; larger databases; more purchasing power; higher profiles; greater financial, marketing, institutional, and other resources; and larger customer bases than we do. Mergers and acquisitions by these companies may lead to even larger competitors with more resources. These factors may allow our competitors to derive greater revenue and profits from their existing customer bases; acquire customers at lower costs; or respond more quickly than we can to new or emerging technologies such as AI, including shopping using agentic AI tools, as well as changes in apparel trends and consumer shopping behavior, and changes in supply conditions. These competitors may engage in more extensive research and development efforts, enter or expand their presence in the personalized retail market, undertake more far-reaching marketing campaigns, and adopt more aggressive pricing policies, which may allow them to build larger customer bases or generate revenue from their existing customer bases more effectively than we do. If we fail to execute on any of the above better than our competitors, our operating results may be adversely affected.
Our operating results have been, and could be in the future, adversely affected by natural disasters, public health crises, political crises, or other catastrophic events.
Natural disasters, such as earthquakes, hurricanes, tornadoes, floods, fires, severe winter weather, and other adverse weather events and climate conditions, which we expect to become more frequent and more severe with the increasing effects of climate change; unforeseen public health crises; political crises, such as terrorist attacks, war, and other political instability, including the ongoing international conflicts; or other catastrophic events, whether occurring in the United States or internationally, have and could in the future disrupt our operations or cause us to close one or more of our offices and fulfillment centers or could disrupt, delay, or otherwise negatively impact the operations of one or more of our third-party providers or vendors. For instance, the severe winter weather and temperatures experienced in Texas and other parts of the country in February 2021 caused us to temporarily close two of our fulfillment centers and affected the shipping of merchandise in and out of fulfillment centers. These types of events could impact our merchandise supply chain, including our ability to ship merchandise to or receive returned merchandise from clients in the impacted region, and could impact our ability or the ability of third parties to operate our sites and ship merchandise. In addition, these types of events could negatively impact consumer spending in the impacted regions.
Since the COVID-19 pandemic, most non-fulfillment center employees continue to work in a remote capacity with some in a hybrid capacity of in-person and remote work. Remote working environments present additional risks, uncertainties and costs that could affect our performance, including increased operational risk, uncertainty regarding office space needs, heightened vulnerability to cyber attacks, potential reduced productivity, changes to our Company culture, potential strains to our business continuity plans, and increased costs to ensure our offices are safe and functional as hybrid offices that enable effective collaboration of both remote and in-person colleagues. The COVID-19 pandemic caused many risks as described above and throughout these risk factors to materialize and adversely affected our business and operating results. Any future natural disasters, pandemics, or crises could disrupt our operations or negatively impact consumer spending, adversely affecting our business and results of operations.
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
STITCH FIX, INC. | 2026 FORM 10-K | 18

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
STITCH FIX, INC. | 2026 FORM 10-K | 19

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
STITCH FIX, INC. | 2026 FORM 10-K | 20

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
STITCH FIX, INC. | 2026 FORM 10-K | 21

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
STITCH FIX, INC. | 2026 FORM 10-K | 22

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
STITCH FIX, INC. | 2026 FORM 10-K | 23

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
As of August 1, 2026, we had federal and state net operating loss carryforwards of $227.9 million and $315.1 million, respectively. The federal net operating loss carryforwards may be carried forward indefinitely, but the deductibility of such carryforwards in a taxable year is limited to 80% of such taxable year’s taxable income without regard to such carryforwards. Of the state net operating loss carryforwards, approximately $243.0 million will expire, if not utilized, in various years through 2046. The remaining state net operating loss carryforwards have no expiration. There may be periods during which the use of such carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. The ability to use our net operating loss carryforwards depends on the availability of future taxable income. In addition, as of August 1, 2026, we had federal and California research and development tax credit carryforwards of $66.8 million and $25.1 million, respectively. The federal research and development credits will begin to expire in 2038, if not utilized; California research and development credits do not have an expiration date.
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
•repurchases of our Class A common stock pursuant to our share repurchase program, which could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock;
•whether investors or securities analysts view our stock structure unfavorably, particularly our dual-class structure and the significant voting control of our directors, executive officers, and their affiliates;
•additional shares of our Class A common stock being sold into the market by us or our existing stockholders, or the anticipation of such sales;
STITCH FIX, INC. | 2026 FORM 10-K | 24

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
In January 2022, our Board of Directors authorized a share repurchase program to repurchase up to $150.0 million of our outstanding Class A common stock, with no expiration date. During fiscal 2024 and fiscal 2025, we did not repurchase any shares of our Class A common stock. During fiscal 2026, we repurchased 7,215,166 shares of our Class A common stock, and we had $93.6 million remaining in share repurchase capacity as of August 1, 2026. Although our Board of Directors has authorized this repurchase program, the program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The actual timing and amount of repurchases remain subject to a variety of factors, including stock price, trading volume, market conditions and other general business considerations. In addition, the terms of our first lien credit agreement with Citibank, N.A., as agent and lender (“the Credit Facility”), impose limitations on our ability to repurchase shares. The share repurchase program may be modified, suspended, or terminated at any time, and we cannot guarantee that the program will be fully consummated or that it will enhance long-term stockholder value. The program could affect the trading price of our stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our stock. In addition, this program could diminish our cash and cash equivalents and marketable securities.
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
STITCH FIX, INC. | 2026 FORM 10-K | 25

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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As a result, the holders of our Class B common stock, including certain of our current and former directors, executive officers, and their affiliates, are able to exercise considerable influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stock holdings represent less than 50% of the outstanding shares of our capital stock. As of September 18, 2026, 16,456,277 of our 133,603,687 shares outstanding were held by our directors, executive officers, and their affiliates, and 10,784,374 of such shares held by our directors, executive officers, and their affiliates were shares of Class B common stock. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests. This control may adversely affect the market price of our Class A common stock and some stock indices may not allow public companies utilizing dual or multi-class capital structures to be included in their indices.
We do not currently intend to pay dividends on our Class A common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation of the value of our Class A common stock.
We have never declared or paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to pay any cash dividends on our Class A common stock in the foreseeable future. As a result, any investment return on our Class A common stock will depend upon increases in the value of our Class A common stock, which is not certain.
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
STITCH FIX, INC. | 2026 FORM 10-K | 26

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
We may issue additional equity securities in the future. We also issue awards for Class A common stock to our existing and new employees and others under our Incentive Plans. The number of shares subject to such awards is typically based on target dollar values, and therefore the number of shares increases as our stock price decreases. Future issuances of shares of our Class A common stock or the conversion of a substantial number of shares of our Class B common stock, or the perception that these sales or conversions may occur, could depress the market price of our Class A common stock and result in dilution to existing holders of our Class A common stock. Unless an earlier date is approved by the holders of our Class B common stock, all of our outstanding Class B common stock will automatically convert on the tenth anniversary of our IPO or, if earlier, when the outstanding shares of Class B common stock represent less than ten percent of the aggregate number of shares of the then outstanding Class A common stock and Class B common stock. Also, to the extent outstanding options to purchase shares of our Class A common stock or Class B common stock are exercised or options or other stock-based awards are issued or become vested, there will be further dilution. The amount of dilution could be substantial depending upon the size of the issuances or exercises and our stock price. Furthermore, we may issue additional equity securities that could have rights senior to those of our Class A common stock. As a result, holders of our Class A common stock bear the risk that future issuances of debt or equity securities may reduce the value of our Class A common stock and further dilute their ownership interest.
STITCH FIX, INC. | 2026 FORM 10-K | 27

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
STITCH FIX, INC. | 2026 FORM 10-K | 28

Class A common stock price would likely decline. If any analyst who may cover us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the trading price or trading volume of our Class A common stock to decline.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
None.

ITEM 1C.	CYBERSECURITY.
RISK MANAGEMENT AND STRATEGY
At Stitch Fix, we recognize the importance of robust cybersecurity measures to protect our systems, data, and the interests of our stakeholders. We have implemented a cybersecurity risk management strategy and governance framework designed to identify, assess, manage, mitigate, and respond to cybersecurity risks and threats, including risks arising from emerging technologies and the use of artificial intelligence. Our risk management strategy and governance framework is designed to identify, assess and manage material risks from cybersecurity threats to our systems, networks, and data infrastructure, including intellectual property, customer data, and data that is proprietary, strategic or competitive in nature (“Information Systems and Data”).
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
Prevention
Our cybersecurity program starts with prevention, which includes risk assessment and identification. We utilize that information to design a layer of controls as a baseline. We conduct assessments to identify and evaluate potential cybersecurity risks. This process involves analyzing our Information Systems and Data to identify vulnerabilities and potential threats. Our risk assessment processes also consider cybersecurity risks associated with the use of artificial intelligence and other emerging technologies, including risks to sensitive data, access to Company systems and information, third-party AI tools and service providers, and the security of information processed through such technologies. Our cybersecurity program also includes third-party risk management, in which we oversee the identification and mitigation of risk associated with outsourcing to third-party vendors and service providers, particularly focused on vendors who process sensitive information.
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
Detection
Our cybersecurity program includes tools and processes designed to detect unusual network activity, anomalous cybersecurity events, and breaches. We utilize a variety of monitoring processes and detective controls designed to identity anomalous activity and potential cybersecurity events.
Response
We have developed an incident response plan to ensure a swift and effective response in the event of a cybersecurity incident. This plan includes predefined roles and responsibilities, communication protocols, and steps to contain and remediate any vulnerabilities that may lead to a breach.
GOVERNANCE
Our Chief Information Security Officer (“CISO”) oversees the Company’s cybersecurity program. Our CISO, who reports to our Chief Product and Technology Officer (“CPTO”), has over 25 years of experience in information technology, risk, and cybersecurity leadership, and has previously held both CISO and Chief Technology Officer roles. Our CISO chairs the Company’s Cybersecurity Governance Committee, comprised of executive leaders
STITCH FIX, INC. | 2026 FORM 10-K | 29

across Legal, Finance, and Corporate Communications, that has oversight responsibilities regarding the Company’s information security functions, including infrastructure, governance, privacy, and compliance.
Our CISO is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, including those associated with emerging technologies, and communicating key priorities to relevant personnel. The Information Security Team conducts exercises to prepare for cybersecurity incidents, approves cybersecurity processes, and reviews security assessments and other security-related reports.
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
Our principal physical properties are located in the United States. In San Francisco, California, we lease approximately 134,000 square feet of space, of which approximately 38,000 square feet is utilized for our corporate headquarters. Furthermore, given our more distributed workforce, we currently sublease approximately 58,000 square feet of our San Francisco space and are actively marketing the remaining 38,000 square feet for sublease.
We also currently lease and operate three fulfillment centers in the United States. We currently utilize a total of approximately 2,114,000 square feet, at which we receive merchandise from vendors, ship products to clients, and receive and process returns from clients. These facilities are located in Arizona, Indiana, and Georgia. In addition, we lease approximately 1,012,000 square feet of space in Salt Lake City, Utah, previously used as a fulfillment center. As of August 1, 2026, we subleased approximately 1,012,000 square feet of our Salt Lake City space.
We believe our facilities are sufficient for our current needs.

ITEM 3.	LEGAL PROCEEDINGS.
Refer to Note 8 in Part II, Item 8 of this Annual Report for information regarding legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.
STITCH FIX, INC. | 2026 FORM 10-K | 30

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
MARKET INFORMATION
Our Class A common stock, par value $0.00002 per share, is listed on the Nasdaq Global Select Market, under the symbol “SFIX” and began trading on November 17, 2017. Prior to that date, there was no public trading market for our Class A common stock. There is no public trading market for our Class B common stock, par value $0.00002 per share.
HOLDERS
As of the close of business on September 18, 2026, there were 39 stockholders of record of our Class A common stock and 10 stockholders of record of our Class B common stock. The actual number of holders of our Class A and Class B common stock is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees. The number of holders of record presented here also does not include stockholders whose shares may be held in trust by other entities.
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
PERFORMANCE GRAPH
The following graph compares the cumulative total return to stockholders on our Class A common stock relative to the cumulative total returns of the Standard and Poor’s Retail Select Industry Index (S&P Retail Select Industry) and Nasdaq Composite Index (Nasdaq Composite). An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock and in each index on July 30, 2021, and its relative performance is tracked through August 1, 2026. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class A common stock.
STITCH FIX, INC. | 2026 FORM 10-K | 31

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
RECENT SALES OF UNREGISTERED SECURITIES
None.
PURCHASES OF EQUITY SECURITIES BY THE ISSUER
On January 6 2022, our Board of Directors authorized a share repurchase program to repurchase up to $150.0 million of our outstanding Class A common stock, with no expiration date (the “2022 Repurchase Program”). We may repurchase shares from time to time through open market repurchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. The actual timing, number and value of shares repurchased in the future will be determined by the Company in its discretion and will depend on a number of factors, including price, trading volume, market conditions, and other general business conditions. Under the 2022 Repurchase Program as of August 1, 2026, we had repurchased 9.5 million shares of Class A common stock for $56.4 million and we had $93.6 million remaining in share repurchase capacity as of August 1, 2026.
The table below provides information with respect to repurchases of shares of our Class A common stock during the quarter-ended August 1, 2026.

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (in thousands)
May 3, 2026 - May 30, 2026	—	$—	—	$104,868
May 31, 2026 - July 4, 2026	2,695,325	$4.17	2,695,325	$93,573
July 5, 2026 - August 1, 2026	—	$—	—	$93,573
Total	2,695,325	$4.17	2,695,325	$93,573
(1) Average price per share excludes broker commissions.

ITEM 6.	[RESERVED]
Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We use a 52- or 53-week fiscal year, with our fiscal year ending on the Saturday that is closest to July 31 of that year. The fiscal year ended August 1, 2026 (“fiscal 2026”) and August 2, 2025 (“fiscal 2025”) consisted of 52 weeks, and the fiscal year ended August 3, 2024 (“fiscal 2024”) consisted of 53 weeks. Throughout this Annual Report, all references to quarters and years are to our fiscal quarters and fiscal years unless otherwise noted.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Special Note Regarding Forward-Looking Statements”, Item 1, Item 1A, and Item 8 of this Annual Report. In addition, refer to our discussion and analysis of our financial condition and results of operations from fiscal 2025 to fiscal 2024 in Part II, Item 7 in our Annual Report on Form 10-K for the fiscal year ended August 2, 2025.

BUSINESS OVERVIEW
In 2011, Stitch Fix introduced an innovative approach to shopping for clothing and accessories. We were inspired by the opportunity to create a client-first styling experience, offering an alternative to impersonal, time-consuming and inconvenient traditional shopping. We do this through our unique business model that pairs expert Stylists with best-in-class AI and recommendation algorithms. Clients primarily engage with us by (1) receiving a curated shipment of items informed by our algorithms and chosen by a Stitch Fix Stylist (a “Fix”); or (2) purchasing directly from our website or mobile app based on an individualized assortment of outfit and item recommendations (“Freestyle”). For
STITCH FIX, INC. | 2026 FORM 10-K | 32

the Fix experience, clients choose to schedule regular shipments or order a Fix on demand. Then, after receiving a Fix, they can purchase the items they want to keep and return the other items, if any.
FINANCIAL OVERVIEW
Revenue, net for fiscal 2026 was $1,348.1 million, representing a year-over-year increase of 6.4% compared to the prior year. As of August 1, 2026, we had approximately 2,277,000 active clients, representing a year-over-year decline of 1.4% compared to the prior year.

Net loss from continuing operations for fiscal 2026 was $12.6 million, compared to Net loss from continuing operations of $28.8 million for the prior year.

Refer to “Factors Affecting Our Performance” and “Results of Operations” herein for additional information.

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
•Adjusted EBITDA excludes the non-cash expense of stock-based compensation, which has been, and will continue to be for the foreseeable future, an important part of how we attract and retain employees and a significant recurring expense in our business;
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
STITCH FIX, INC. | 2026 FORM 10-K | 33

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

	For the Fiscal Year Ended
(in thousands)	August 1, 2026	August 2, 2025
Net loss from continuing operations	$(12,606)	$(28,844)
Add (deduct):
Interest income	(8,661)	(10,709)
Other income, net	(767)	(173)
Provision for income taxes	338	821
Depreciation and amortization	23,501	27,860
Stock-based compensation expense	46,401	56,727
Restructuring and other one-time costs (1)	958	3,228
Non-ordinary course legal fees (2)	4,223	229
Adjusted EBITDA	$53,387	$49,139
(1)    For fiscal 2026, other one-time costs were $1.0 million for net costs related to an early sublease termination by a sublessor. For fiscal 2025, restructuring charges were $1.2 million, primarily in severance and employee-related benefits and other restructuring costs, and other one-time costs were $2.0 million for one-time bonuses for certain continuing employees.
(2)    Non-ordinary course legal fees include costs related to a specific class action lawsuit.

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

	For the Fiscal Year Ended
(in thousands)	August 1, 2026	August 2, 2025
Free Cash Flow reconciliation:
Net cash provided by operating activities from continuing operations	$39,070	$25,575
Deduct:
Purchases of property and equipment	(19,224)	(16,293)
Free Cash Flow	$19,846	$9,282
Net cash used in investing activities from continuing operations	$(15,396)	$(59,121)
Net cash used in financing activities from continuing operations	$(42,325)	$(14,967)
OPERATING METRICS

	August 1, 2026	August 2, 2025
Active clients (in thousands)	2,277	2,309
Net revenue per active client	$592	$549
Active Clients
We believe that the number of active clients is a key indicator of the overall health of our business. We define an active client as a client who checked out a Fix or was shipped an item via Freestyle in the preceding 52 weeks, measured as of the last day of that period. Clients check out a Fix when they indicate what items they are keeping through our mobile application or on our website. We consider each Women’s, Men’s, or Kids account as a client, even if they share the same household. A single person could have multiple accounts and count as multiple active clients. We had approximately 2,277,000 and 2,309,000 active clients as of August 1, 2026, and August 2, 2025,
STITCH FIX, INC. | 2026 FORM 10-K | 34

respectively, representing a year-over-year decrease of 1.4%. The decrease in active clients is due to inactive clients outpacing client additions during the year, which we largely attribute to client conversion and retention challenges.
Net Revenue per Active Client
We believe that net revenue per active client is an indicator of client engagement and satisfaction. We calculate net revenue per active client based on net revenue over the preceding four fiscal quarters divided by the number of active clients measured as of the last day of the period. Net revenue per active client was $592 and $549 as of August 1, 2026, and August 2, 2025, respectively, or a year-over-year increase of 7.8%.

FACTORS AFFECTING OUR PERFORMANCE
MACROECONOMIC ENVIRONMENT
Our business and operating results are subject to national and global economic conditions and their impact on consumer discretionary spending. As the macroeconomic environment is experiencing inflation, recessionary concerns, and general uncertainty regarding trade policies, including tariffs and other restrictions, and the overall future political and economic environment, we cannot predict whether or when such circumstances may improve or worsen. Beginning in the fourth quarter of fiscal 2026, we began to see impacts from these conditions. We anticipate that macroeconomic uncertainty will continue to place pressure on consumer discretionary spending, which we expect to negatively impact our business in fiscal 2027.
CLIENT ACQUISITION AND ENGAGEMENT
To grow our business, we remain focused on retaining current clients, attracting new clients, improving client conversion, and enhancing our overall client experience for new and existing clients. Our marketing strategy aims to preserve liquidity and achieve profitability, while simultaneously attracting long-term clients to fuel a return to growth. We utilize both digital and offline channels to attract new visitors to our website or mobile app and subsequently convert them into clients. Our marketing costs are largely composed of advertising, and public relations expenses. Our marketing expenses have varied from period to period and we expect this trend to continue.
Marketing expense is recorded in Selling, general, and administrative expenses (“SG&A”) in the consolidated statements of operations and comprehensive loss. The largest component of our marketing expense is advertising, which was $129.6 million and $117.3 million for the fiscal year ended August 1, 2026 and August 2, 2025, respectively. We will continue to be methodical about our approach when we are making advertising decisions, and may adjust our spending up or down based on performance.
AI USE IN OUR OPERATIONS AND INFRASTRUCTURE
We intend to leverage our data science and deep understanding of our clients’ needs to make targeted investments in technology and product. AI continues to gain momentum in the economy and we are responding by continuing to integrate AI into our internal business processes and operating strategy, focusing on seeking and retaining AI talent, and utilizing AI to enhance client-facing experiences.
INVENTORY MANAGEMENT
We leverage our data science to buy and manage our inventory, including merchandise assortment and fulfillment center optimization. Because our merchandise assortment directly correlates to client conversion and retention, we may at times optimize our inventory strategy to prioritize long-term client retention over short-term gross margin impact.
To ensure sufficient merchandise availability, we generally enter into purchase commitments well in advance and frequently before apparel trends are fully established by client purchasing behavior. As a result, we are vulnerable to shifting client demand, pricing volatility, trade policy changes, and merchandise availability at the time of purchase. Moreover, our inventory investments will fluctuate to align to our business needs.
While we do not pay tariffs directly to customs authorities, tariffs imposed on certain of our suppliers have resulted in higher vendor source costs. We have partially mitigated these cost pressures through selective pricing adjustments on certain merchandise. Despite these price increases, our cost of goods sold increased in fiscal 2026 and we expect will continue to rise, primarily due to higher transportation cost from rising oil prices and continued merchandise assortment investments. As a result, we expect cost of goods sold as a percentage of revenue to fluctuate based on supply chain dynamics, inventory management, and merchandise mix.
STITCH FIX, INC. | 2026 FORM 10-K | 35

MERCHANDISE MIX
We offer apparel, shoes, and accessories across categories, brands, product types, and price points. We currently serve our clients in the following categories: Women’s, Petite, Maternity, Men’s, Plus, and Kids. We carry a mix of third-party branded merchandise, including premium brands and our own Owned Private Label Brands. We sell merchandise across a broad range of price points and may further broaden our price point offerings in the future.
Historically, changes in our merchandise mix have not caused significant fluctuations in our gross margin; however, categories, brands, product types, and price points do have a range of margin profiles. For example, our Owned Private Label Brands have generally contributed higher margins than our third-party brands, which have generally contributed lower margins. We continue to evolve our merchandise mix in an effort to improve the client experience and attract new active clients. Shifts in merchandise mix will result in fluctuations in our gross margin from period to period.

COMPONENTS OF RESULTS OF OPERATIONS
REVENUE, NET
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
COST OF GOODS SOLD
Cost of goods sold consists of the costs of merchandise, expenses for inbound freight and shipping to and from clients, inventory write-offs and changes in our inventory reserve that impact our gross margins, payment processing fees, and packaging materials costs, offset by the recoverable cost of merchandise estimated to be returned. Our classification of cost of goods sold may vary from other companies in our industry and may not be comparable.
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES
SG&A consist primarily of compensation and benefits costs, including stock-based compensation expense, for our employees including our Stylists, fulfillment center operations, data analytics, merchandising, engineering, marketing, client experience, and corporate personnel. SG&A also includes marketing and advertising costs, facility costs for our fulfillment centers and office, professional service fees, information technology costs, and depreciation and amortization expense. Our classification of certain components within SG&A may vary from other companies in our industry and may not be comparable.
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
STITCH FIX, INC. | 2026 FORM 10-K | 36

RESULTS OF OPERATIONS
The following table summarizes our financial results from continuing operations:

	For the Fiscal Year Ended		%
(in thousands)	August 1, 2026	August 2, 2025	Change
Revenue, net	$1,348,119	$1,267,171	6.4%
Cost of goods sold	759,628	704,232	7.9%
Gross profit	588,491	562,939	4.5%
Selling, general, and administrative expenses	610,187	601,844	1.4%
Operating loss	(21,696)	(38,905)	(44.2)%
Interest income	8,661	10,709	(19.1)%
Other income, net	767	173	343.4%
Loss before income taxes	(12,268)	(28,023)	(56.2)%
Provision for income taxes	338	821	(58.8)%
Net loss from continuing operations	$(12,606)	$(28,844)	(56.3)%

The components of our results from continuing operations as a percentage of revenue were as follows:

	For the Fiscal Year Ended
	August 1, 2026	August 2, 2025
Revenue, net	100.0%	100.0%
Cost of goods sold	56.3%	55.6%
Gross margin	43.7%	44.4%
Selling, general, and administrative expenses	45.3%	47.5%
Operating loss	(1.6)%	(3.1)%
Interest income	0.6%	0.8%
Other income, net	0.1%	—%
Loss before income taxes	(0.9)%	(2.2)%
Provision for income taxes	—%	0.1%
Net loss from continuing operations	(0.9)%	(2.3)%
Note: Due to rounding, percentages in this table may not sum to totals.
REVENUE, NET AND GROSS MARGIN
Revenue, net in fiscal 2026 increased by $80.9 million, or 6.4%, compared to the prior year. The increase was primarily due to an improvement in net revenue per active client of 7.8% year over year and higher average order values, driven by the number of items kept by our clients per Fix increasing and higher average unit retail prices. This increase was partially offset by a 1.4% decrease in active clients from August 2, 2025 to August 1, 2026.
Gross margin for fiscal 2026 decreased by 70 basis points compared to the prior year. The decrease was primarily driven by higher transportation costs and lower product margins, partially offset by improved costs related to inventory health management.
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES
SG&A in fiscal 2026 increased by $8.3 million, compared to the prior year. The increase was primarily driven by higher advertising spend and professional fees, including $4.2 million in non-ordinary course legal fees.
SG&A as a percentage of revenue decreased to 45.3% for fiscal 2026, compared to 47.5% for the prior year, primarily driven by lower compensation and benefits expense as a percentage of revenue.
STITCH FIX, INC. | 2026 FORM 10-K | 37

PROVISION FOR INCOME TAXES
The following table summarizes our effective tax rate from loss from continuing operations for the periods presented:

	For the Fiscal Year Ended
(in thousands, except percentages)	August 1, 2026	August 2, 2025
Loss from continuing operations before income taxes	$(12,268)	$(28,023)
Provision for income taxes	338	821
Effective tax rate	(2.8)%	(2.9)%
Our continuing operations are subject to income taxes in the United States. Our effective tax rates for fiscal 2026 and fiscal 2025 differ from the federal statutory income tax rate, primarily due to a decrease in capitalized research and development costs. The tax provisions for fiscal 2026 and fiscal 2025 comprised primarily of state taxes.

LIQUIDITY AND CAPITAL RESOURCES
SOURCES OF LIQUIDITY
Our principal sources of liquidity are our cash, cash equivalents, investments, cash flows from continuing operations, and borrowing capacity under our credit facility. As of August 1, 2026, we had $95.3 million of cash and cash equivalents attributable to continuing operations, and $125.6 million of investments.
Credit Facility
As of August 1, 2026, we have a revolving credit facility with borrowing availability of $50.0 million, and excess availability of $33.1 million as a result of outstanding letters of credit, and no outstanding borrowings.
Refer to Note 7 in Part II, Item 8 of this Annual Report for information on the terms of the Credit Facility.
USES OF CASH
Our primary uses of cash include operating costs such as merchandise purchases, lease obligations, compensation and benefits, marketing, and other expenditures necessary to support our business. From time-to-time, we also use cash to repurchase shares of our Class A common stock.
We believe our existing principal sources of liquidity will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months and beyond.
SHARE REPURCHASES
In January 2022, our Board of Directors authorized a share repurchase program to repurchase up to $150.0 million of our outstanding Class A common stock, with no expiration date (the “2022 Repurchase Program”). We may repurchase shares from time-to-time through open market repurchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. The actual timing, number and value of shares repurchased in the future will be determined by the Company in its discretion and will depend on a number of factors, including price, trading volume, market conditions, and other general business conditions. Repurchases will be funded from our existing cash and cash equivalents or future cash flow. The repurchase program may be modified, suspended, or terminated at any time. Refer to Note 12 in Part II, Item 8 of this Annual Report for information on the 2022 Repurchase Program.
STITCH FIX, INC. | 2026 FORM 10-K | 38

CASH FLOWS
The following table summarizes our cash flows for the periods indicated below:

	For the Fiscal Year Ended
(in thousands)	August 1, 2026	August 2, 2025
Net cash provided by operating activities from continuing operations	$39,070	$25,575
Net cash used in investing activities from continuing operations	(15,396)	(59,121)
Net cash used in financing activities from continuing operations	(42,325)	(14,967)
Net decrease in cash and cash equivalents	$(18,651)	$(48,513)
CASH PROVIDED BY OPERATING ACTIVITIES FROM CONTINUING OPERATIONS
During fiscal 2026, cash provided by operating activities from continuing operations was $39.1 million, which consisted of a net loss from continuing operations of $12.6 million, adjusted by non-cash charges of $68.6 million and change in net operating assets and liabilities of $16.9 million. The non-cash charges were primarily driven by $46.4 million of stock-based compensation expense and $22.6 million of depreciation, amortization, and accretion. The change in net operating assets and liabilities was primarily driven by $13.2 million decrease in operating lease right-of-use assets and liabilities from usual business activities and $2.8 million increase in gross inventory balances due to higher inventory receipts and investment in greater assortment.
During fiscal 2025, cash provided by operating activities from continuing operations was $25.6 million, which consisted of a net loss from continuing operations of $28.8 million, adjusted by non-cash charges of $87.2 million and a $32.8 million change in net operating assets and liabilities. The non-cash charges were primarily driven by $56.7 million of stock-based compensation expense and $26.1 million of depreciation, amortization, and accretion. The change in net operating assets and liabilities was primarily due to a $24.8 million increase in gross inventory balances due to higher inventory receipts.
CASH USED IN INVESTING ACTIVITIES FROM CONTINUING OPERATIONS
During fiscal 2026, cash used in investing activities from continuing operations was $15.4 million. This was primarily due to purchases of securities available-for-sale of $119.0 million and purchases of property and equipment of $19.2 million, partially offset by sales and maturities of available-for-sale securities of $122.8 million.
During fiscal 2025, cash used in investing activities from continuing operations was $59.1 million. This was primarily due to purchases of securities available-for-sale of $197.9 million and purchases of property and equipment of $16.3 million, partially offset by the sales and maturities of available-for-sale securities of $155.1 million.
CASH USED IN FINANCING ACTIVITIES FROM CONTINUING OPERATIONS
During fiscal 2026, cash used in financing activities from continuing operations was $42.3 million primarily due to repurchases of common stock of $26.4 million and payments for tax withholdings related to vesting of share-based awards of $17.6 million.
During fiscal 2025, cash used in financing activities from continuing operations was $15.0 million, primarily due to payments for tax withholdings related to vesting of share-based awards of $16.0 million.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS
Our most significant contractual obligations relate to purchase commitments of inventory and operating lease obligations related to our fulfillment centers and corporate office. As of August 1, 2026, we had remaining commitments of $182.3 million for inventory purchases, predominantly due within one year, and $54.4 million for other service agreements due over the next one to three years.
Refer to Note 4 and Note 8 in Part II, Item 8 of this Annual Report for information on our operating lease obligations and purchase commitments of inventory, respectively.

CRITICAL ACCOUNTING ESTIMATES
Our consolidated financial statements have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosures. We base our estimates on historical experience and
STITCH FIX, INC. | 2026 FORM 10-K | 39

other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
The critical accounting estimates and judgments that we believe to have the most significant impacts to our consolidated financial statements are described below.
INVENTORY, NET
Inventory, net consists of finished goods which are recorded at the lower of cost or net realizable value using the first-in-first-out (“FIFO”) method. We establish a reserve for excess and slow-moving inventory we expect to write off or sell below cost as liquidations based on historical trends, which considers factors such as the age of the inventory and sell through rate for a particular item. In addition, we estimate and accrue shrinkage as a percentage of inventory out to the client and also accrue for damaged items and items we intend to liquidate. Estimates are made to reduce the inventory value for lost, stolen, damaged, or liquidated items to net realizable value. If actual experience differs significantly from our estimates due to changes in client merchandise preferences, client demand, or economic conditions, additional inventory write-downs may be required which could adversely affect our operating results. A 10% change in our inventory reserves estimate as of August 1, 2026, would result in a change in reserves of approximately $2.6 million.
We have not made any material changes to our assumptions included in the calculations of the lower of cost or net realizable value reserves during fiscal 2026 or 2025.
STOCK-BASED COMPENSATION
Our stock-based compensation plans allow for the Company to grant performance restricted stock unit (“PSU”) awards and nonqualified stock options to employees, directors, and non-employees under terms and provisions established by our Board of Directors. PSU awards and stock options require certain estimates and judgments to determine the fair value of the award. We recognize stock-based compensation expense based on the fair value of such awards at the award grant date, net of estimated forfeitures. We estimate forfeitures based on our historical forfeiture of the respective award.
To determine the fair value of market-based PSU awards with a market-based vesting condition, the Company uses a Monte Carlo simulation, which uses subjective assumptions and simulates multiple stock price paths of the common stock. Stock-based compensation expense is recognized using an accelerated attribution method over the lesser of the derived performance periods or explicit achievement of the stock price hurdles. Compensation expense is recorded regardless of whether the market condition will be ultimately satisfied.
To determine the fair value of stock options, the Company uses the Black-Scholes option-pricing model.
The Black-Scholes option-pricing model requires us to use certain estimates and assumptions such as:
•Expected volatility of our common stock—based on an even blend of historical and implied volatility of our common stock;
•Expected term of our stock options—the period that our stock options are expected to be outstanding based on historical averages;
•Expected dividend yield—as we have not paid and do not anticipate paying dividends on our common stock, our expected dividend yield is 0%; and
•Risk-free interest rates—based on the U.S. Treasury zero coupon notes in effect at the grant date with maturities equal to the expected terms of the options granted.
We have not granted market-based PSU awards or stock options in fiscal 2026.
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
We have not made any material changes to our revenue recognition accounting policies during fiscal 2026 or 2025.
STITCH FIX, INC. | 2026 FORM 10-K | 40

RECENT ACCOUNTING PRONOUNCEMENTS
Refer to Note 2 in Part II, Item 8 of this Annual Report for information on recent accounting pronouncements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATE RISK
Our cash equivalents and investments in available-for-sale securities are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments. However, due to the short-term nature of the majority of our investment portfolio as of August 1, 2026, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio. As such, we do not expect a sudden change in market interest rates would have a material impact on our consolidated financial results.
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
STITCH FIX, INC. | 2026 FORM 10-K | 41

ITEM 8.	FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Stitch Fix, Inc.:
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Stitch Fix, Inc. and subsidiaries (the "Company") as of August 1, 2026, and August 2, 2025, the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flow, for each of the three fiscal years in the period ended August 1, 2026, August 2, 2025, and August 3, 2024 and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of August 1, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 1, 2026 and August 2, 2025, and the results of its operations and its cash flows for each of the three fiscal years in the period ended August 1, 2026, August 2, 2025 and August 3, 2024, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 1, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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
STITCH FIX, INC. | 2026 FORM 10-K | 42

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
•We looked for indications that the reserve for excess and slow-moving inventory may be understated by evaluating write-off activity of inventory subsequent to August 1, 2026.
/s/ Deloitte & Touche LLP
San Francisco, California
September 24, 2026
We have served as the Company’s auditor since 2014.
STITCH FIX, INC. | 2026 FORM 10-K | 43

STITCH FIX, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)	August 1, 2026	August 2, 2025
Assets
Current assets:
Cash and cash equivalents	$95,301	$113,952
Short-term investments	77,242	120,901
Inventory, net	122,707	118,370
Prepaid expenses and other current assets	53,058	20,649
Total current assets	348,308	373,872
Long-term investments	48,380	7,894
Property and equipment, net	40,440	43,199
Operating lease right-of-use assets	39,236	51,201
Other long-term assets	3,058	4,456
Total assets	$479,422	$480,622
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$89,208	$89,243
Operating lease liabilities	20,877	22,752
Accrued liabilities	109,767	76,348
Gift card liability	5,923	6,238
Deferred revenue	6,862	8,616
Other current liabilities	3,035	3,030
Total current liabilities	235,672	206,227
Operating lease liabilities, net of current portion	47,468	70,759
Other long-term liabilities	183	658
Total liabilities	283,323	277,644
Commitments and contingencies (Note 8)
Stockholders’ equity:
Class A common stock, $0.00002 par value – 2,000,000,000 shares authorized at August 1, 2026, and August 2, 2025; 126,732,696 and 118,921,860 shares issued at August 1, 2026, and August 2, 2025; and 117,215,389 and 116,619,719 shares outstanding at August 1, 2026, and August 2, 2025, respectively	1	1
Class B common stock, $0.00002 par value – 100,000,000 shares authorized at August 1, 2026, and August 2, 2025; 15,139,618 and 15,856,558 shares issued and outstanding at August 1, 2026, and August 2, 2025, respectively	1	1
Additional paid-in capital	762,006	729,444
Accumulated other comprehensive income (loss)	(884)	(434)
Accumulated deficit	(508,598)	(495,992)
Treasury stock, at cost – 9,517,307 and 2,302,141 shares as of August 1, 2026, and August 2, 2025, respectively	(56,427)	(30,042)
Total stockholders’ equity	196,099	202,978
Total liabilities and stockholders’ equity	$479,422	$480,622

The accompanying notes are an integral part of these consolidated financial statements.
STITCH FIX, INC. | 2026 FORM 10-K | 44

STITCH FIX, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Fiscal Year Ended
(In thousands, except share and per share amounts)	August 1, 2026	August 2, 2025	August 3, 2024
Revenue, net	$1,348,119	$1,267,171	$1,337,468
Cost of goods sold	759,628	704,232	745,430
Gross profit	588,491	562,939	592,038
Selling, general, and administrative expenses	610,187	601,844	725,465
Operating loss	(21,696)	(38,905)	(133,427)
Interest income	8,661	10,709	11,250
Other income, net	767	173	1,631
Loss before income taxes	(12,268)	(28,023)	(120,546)
Provision (benefit) for income taxes	338	821	(1,661)
Net loss from continuing operations	(12,606)	(28,844)	(118,885)
Net income (loss) from discontinued operations, net of income taxes	—	105	(9,955)
Net loss	(12,606)	(28,739)	(128,840)
Other comprehensive loss:
Change in unrealized gains and losses on available-for-sale securities, net of tax	(450)	(99)	267
Foreign currency translation	—	—	(1,129)
Total other comprehensive loss, net of tax	(450)	(99)	(862)
Comprehensive loss	$(13,056)	$(28,838)	$(129,702)
Loss per share from continuing operations attributable to common stockholders:
Basic	$(0.09)	$(0.22)	$(0.99)
Diluted	$(0.09)	$(0.22)	$(0.99)
Earnings (loss) per share from discontinued operations attributable to common stockholders:
Basic	$0.00	$0.00	$(0.08)
Diluted	$0.00	$0.00	$(0.08)
Loss per share attributable to common stockholders:
Basic	$(0.09)	$(0.22)	$(1.07)
Diluted	$(0.09)	$(0.22)	$(1.07)
Weighted-average shares used to compute earnings (loss) per share attributable to common stockholders:
Basic	134,247,185	128,784,547	120,214,198
Diluted	134,247,185	128,784,547	120,214,198

The accompanying notes are an integral part of these consolidated financial statements.
STITCH FIX, INC. | 2026 FORM 10-K | 45

STITCH FIX, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
(In thousands, except share amounts)	Shares	Amount				Shares	Amount
Balance as of July 29, 2023	117,924,387	$2	$615,236	$527	$(338,413)	(2,302,141)	$(30,042)	$247,310
Issuance of common stock upon exercise of stock options	268,954		1,028	—	—	—	—	1,028
Issuance of common stock upon settlement of share-based awards, net of tax withholdings	8,867,095	—	(16,261)	—	—	—	—	(16,261)
Stock-based compensation	—	—	84,647	—	—	—	—	84,647
Net loss	—	—	—	—	(128,840)	—	—	(128,840)
Other comprehensive income, net of tax	—	—	—	(862)	—	—	—	(862)
Balance as of August 3, 2024	127,060,436	$2	$684,650	$(335)	$(467,253)	(2,302,141)	$(30,042)	$187,022
Issuance of common stock upon exercise of stock options	294,566		1,093	—	—	—	—	1,093
Issuance of common stock upon settlement of share-based awards, net of tax withholdings	7,423,416	—	(15,967)	—	—	—	—	(15,967)
Stock-based compensation	—	—	59,668	—	—	—	—	59,668
Net loss	—	—	—	—	(28,739)	—	—	(28,739)
Other comprehensive income, net of tax	—	—	—	(99)	—	—	—	(99)
Balance as of August 2, 2025	134,778,418	$2	$729,444	$(434)	$(495,992)	(2,302,141)	$(30,042)	$202,978
Issuance of common stock upon exercise of stock options	603,919		1,891	—	—	—	—	1,891
Issuance of common stock upon settlement of share-based awards, net of tax withholdings	6,489,977	—	(17,616)	—	—	—	—	(17,616)
Stock-based compensation	—	—	48,287	—	—	—	—	48,287
Repurchase of common stock	—	—	—	—	—	(7,215,166)	(26,385)	(26,385)
Net loss	—	—	—	—	(12,606)	—	—	(12,606)
Other comprehensive loss, net of tax	—	—	—	(450)	—	—	—	(450)
Balance as of August 1, 2026	141,872,314	$2	$762,006	$(884)	$(508,598)	(9,517,307)	$(56,427)	$196,099

The accompanying notes are an integral part of these consolidated financial statements.
STITCH FIX, INC. | 2026 FORM 10-K | 46

STITCH FIX, INC.
CONSOLIDATED STATEMENT OF CASH FLOW

	For the Fiscal Year Ended
(In thousands)	August 1, 2026	August 2, 2025	August 3, 2024
Cash Flows from Operating Activities from Continuing Operations:
Net loss from continuing operations	$(12,606)	$(28,844)	$(118,885)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities from continuing operations:
Change in inventory reserves	(1,576)	4,312	(15,094)
Stock-based compensation expense	46,401	56,727	76,756
Depreciation, amortization, and accretion	22,628	26,124	44,489
Asset impairment	—	—	19,283
Other	1,131	50	(869)
Change in operating assets and liabilities:
Inventory	(2,761)	(24,779)	47,739
Prepaid expenses and other assets	998	1,465	3,527
Operating lease right-of-use assets and liabilities	(13,201)	(11,412)	(11,935)
Accounts payable	(768)	2,014	(9,746)
Accrued liabilities	1,363	3,149	5,304
Deferred revenue	(1,754)	(601)	(2,150)
Gift card liability	(315)	(511)	(3,579)
Other liabilities	(470)	(2,119)	(6,633)
Net cash provided by operating activities from continuing operations	39,070	25,575	28,207
Cash Flows from Investing Activities from Continuing Operations:
Proceeds from sale of property and equipment	17	—	350
Purchases of property and equipment	(19,224)	(16,293)	(13,965)
Purchases of securities available-for-sale	(118,980)	(197,865)	(97,322)
Sales of securities available-for-sale	1,500	10,718	—
Maturities of securities available-for-sale	121,291	144,319	32,195
Net cash used in investing activities from continuing operations	(15,396)	(59,121)	(78,742)
Cash Flows from Financing Activities from Continuing Operations:
Proceeds from the exercise of stock options, net	1,891	1,093	1,028
Payments for tax withholdings related to vesting of share-based awards	(17,616)	(15,967)	(16,090)
Repurchase of common stock	(26,385)	—	—
Other	(215)	(93)	(431)
Net cash used in financing activities from continuing operations	(42,325)	(14,967)	(15,493)
Net decrease in cash and cash equivalents from continuing operations	(18,651)	(48,513)	(66,028)
Cash Flows from Discontinued Operations:
Net cash used in operating activities from discontinued operations	—	(397)	(9,687)
Net cash used in financing activities from discontinued operations	—	—	(172)
Net decrease in cash and cash equivalents from discontinued operations	—	(397)	(9,859)
Effect of exchange rate changes on cash and cash equivalents	—	—	(688)
Net decrease in cash and cash equivalents	(18,651)	(48,910)	(76,575)
Cash and cash equivalents at beginning of period	113,952	162,862	239,437
Cash and cash equivalents at end of period	$95,301	$113,952	$162,862
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$1,915	$1,127	$1,258
Capitalized stock-based compensation	$1,886	$2,941	$4,979
The accompanying notes are an integral part of these consolidated financial statements.
STITCH FIX, INC. | 2026 FORM 10-K | 47

STITCH FIX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

STITCH FIX, INC. | 2026 FORM 10-K | 48

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
The Company’s fiscal year is a 52-week or 53-week period ending on the Saturday closest to July 31. The fiscal years ended August 1, 2026 (“fiscal 2026”) and August 2, 2025 (“fiscal 2025”) each consisted of 52 weeks. The fiscal year ended August 3, 2024 (“fiscal 2024”) consisted of 53 weeks.
DISCONTINUED OPERATIONS
Previously, we also had operations in the United Kingdom (“UK”). During the first quarter of fiscal 2024, we ceased operations of our UK business and met the requirements to report the UK business as a discontinued operation for all periods presented. Unless otherwise noted, amounts and disclosures throughout these Notes to Consolidated Financial Statements relate to the Company's continuing operations. Refer to Note 15 herein for additional information.
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
CASH AND CASH EQUIVALENTS
Cash consists of bank deposits and amounts in transit from banks for client credit card and debit card transactions that will process in less than seven days. Cash equivalents consist of investments in money market funds.
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
For debt securities with an amortized cost basis in excess of estimated fair value, we determine what amount of that deficit, if any, is caused by expected credit losses. The portion of the deficit attributable to expected credit losses is recognized in other income (expense), net in our consolidated statements of income, and was immaterial during fiscal 2026, fiscal 2025 and fiscal 2024. The allowance for expected credit losses on our available-for-sale debt securities was immaterial at both August 1, 2026 and August 2, 2025.
We have elected to present accrued interest receivable separately from short-term investments in our consolidated balance sheets. Accrued interest receivable was $1.4 million and $1.1 million as of August 1, 2026, and August 2,
STITCH FIX, INC. | 2026 FORM 10-K | 49

2025, respectively, and was recorded in prepaid expenses and other current assets in the consolidated balance sheets. We have also elected to exclude accrued interest receivable from the estimation of expected credit losses on our available-for-sale securities and reverse accrued interest receivable through interest income when amounts are determined to be uncollectible. We did not write off any accrued interest receivable during fiscal 2026 or fiscal 2025.
FOREIGN CURRENCY
During the first quarter of fiscal 2024, we ceased operations of our UK business and met the requirements to report the UK business as a discontinued operation. The functional currency of our UK business was the British pound sterling. We translated assets and liabilities to U.S. dollars using period-end exchange rates, and average monthly exchange rates for revenues, costs, and expenses. Prior to being classified as a discontinued operation, we recorded translation gains and losses in AOCI as a component of stockholders’ equity. During fiscal 2024, historical foreign currency translation losses, which were previously recognized in AOCI, were fully reclassified from equity to loss from discontinued operations, net of income taxes in the consolidated statements of operations and comprehensive loss. Refer to Note 9 and Note 15 herein for additional information.
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
Our total inventory reserves, which reduce inventory in our consolidated balance sheets, were $26.3 million and $27.9 million as of August 1, 2026, and August 2, 2025, respectively. We have not made any material changes to our assumptions included in the calculations of the lower of cost or net realizable value reserves during fiscal 2026 or fiscal 2025.
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
STITCH FIX, INC. | 2026 FORM 10-K | 50

internal-use software is capitalized to the extent that it enhances the software’s functionality or extends its useful life. Costs related to design or maintenance are expensed as incurred.
LEASES
The Company’s lease portfolio consists of operating leases for our corporate offices and fulfillment centers. Operating leases with a term greater than one year are recorded on the consolidated balance sheets as operating lease right-of-use assets and operating lease liabilities at the commencement date. These balances are initially recorded at the present value of future minimum lease payments, which is calculated using our incremental borrowing rate and the expected lease term. Certain adjustments to our operating lease right-of-use assets may be required for items such as initial direct costs paid or incentives received.
The Company has subleased certain portions of its leased fulfillment centers and corporate offices due to the reduction in square footage needs for our current operations. Sublease income is recorded as a reduction to rent expense, which is reflected in selling, general, and administrative expense (“SG&A”) in the consolidated statement of operations and comprehensive loss.
IMPAIRMENT OF LONG-LIVED ASSETS
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by the comparison of the carrying value of an asset to the future undiscounted cash flows expected to be generated from the use of the asset and its eventual disposition. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount exceeds the estimated fair value of the impaired assets. Assets to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell.
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
The Company did not record an impairment charge in fiscal 2026 or fiscal 2025. In the fourth quarter of fiscal 2024, the Company identified triggering events requiring impairment testing of its right-of-use lease asset associated with the San Francisco headquarters space. An impairment charge of $19.3 million was recorded, related to a portion of the corporate office space, which was allocated between operating lease right-of-use assets and property and equipment, net to record the corresponding assets at their estimated fair market value. The significant assumptions used in the discounted cash flow models for each of the asset groups included projected sublease income based on estimated market rental rates, expected vacancy periods prior to the commencement of future subleases, and expected lease incentives offered to future tenants. These fair value measurements qualified as level 3 measurements in the fair value hierarchy. Refer to Note 4 and Note 14 herein for additional information.
REVENUE RECOGNITION
We generate revenue primarily from the sale of merchandise to clients in a Fix and when clients purchase merchandise directly from Freestyle. Clients create an online account on our website or mobile app, complete a style profile, and order a Fix or merchandise to be delivered on a specified date.
Each Fix represents an offer made by us to the client to purchase merchandise. The client is charged a nonrefundable upfront styling fee before the Fix is shipped. As an alternative to the styling fee, select clients have the option to purchase a Style Pass. Style Pass clients pay a nonrefundable annual fee for unlimited Fixes that is credited towards merchandise purchases. If the offer to purchase merchandise is accepted, we charge the client the order amount for the accepted merchandise, net of the upfront styling fee or Style Pass annual fee. For each Fix, acceptance occurs when the client checks out the merchandise on our website or mobile app. We offer a discount to clients who purchase a certain minimum or all of the items in the Fix.
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
STITCH FIX, INC. | 2026 FORM 10-K | 51

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
We deduct discounts, sales tax, and estimated refunds to arrive at net revenue. Sales tax collected from clients is not considered revenue and is included in accrued liabilities until remitted to the taxing authorities. All shipping costs are accounted for in cost of goods sold and all handling costs are accounted for as fulfillment costs within SG&A, and are therefore not evaluated as a separate performance obligation. Discounts are recorded as a reduction to revenue when the order is accepted for a Fix or shipped for Freestyle purchases. We record a refund reserve based on our historical refund patterns. Our refund reserve, which is included in accrued liabilities in the consolidated balance sheets, was $8.6 million and $7.4 million as of August 1, 2026, and August 2, 2025, respectively.
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
The following table summarizes the balances of contractual liabilities included in deferred revenue, gift card liability, and other current liabilities as of the dates indicated:

(in thousands)	August 1, 2026	August 2, 2025
Deferred revenue:
Upfront styling fees	$4,160	$4,939
Style Pass annual fees	2,065	2,638
Freestyle orders	637	1,039
Total deferred revenue	$6,862	$8,616
Gift card liability	$5,923	$6,238
Other current liabilities:
Referral credits	$242	$442
STITCH FIX, INC. | 2026 FORM 10-K | 52

The following table summarizes Revenue, net recognized during fiscal 2026, that was previously included in deferred revenue, gift card liability, and other current liabilities at August 2, 2025:

(in thousands)	Revenue Recognized from Amounts Previously Included in Deferred Balances at August 2, 2025
Upfront styling fees	$4,889
Style Pass annual fees	2,501
Freestyle orders	668
Gift card liability	1,811
Referral credits	96
COST OF GOODS SOLD
Cost of goods sold consists of the costs of merchandise, expenses for shipping to and from clients and inbound freight, inventory write-offs and changes in our inventory reserve, payment processing fees, and packaging materials costs, offset by the recoverable cost of merchandise estimated to be returned.
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES
SG&A expenses consist primarily of compensation and benefits costs, including stock-based compensation expense, for our employees including our Stylist, fulfillment center operations, data analytics, merchandising, engineering, client experience, marketing, and corporate personnel. SG&A expenses also include marketing and advertising, facility costs for our fulfillment centers and offices, professional services fees, information technology, and depreciation and amortization.
Advertising Expenses
Marketing expense is recorded in SG&A in the consolidated statements of operations and comprehensive loss, and the largest component of our marketing expense is advertising expense. At any given time, our advertising efforts may include, social media marketing, keyword search campaigns, affiliate programs, partnerships, campaigns with celebrities and influencers, display advertising, television, radio, video, content, direct mail, email, mobile “push” communications, SMS, and search engine optimization. Costs associated with the production of advertising, such as writing, copy, printing, and other production costs are expensed as incurred. Costs associated with communicating advertising on online influencer campaigns and on all television and radio campaigns are expensed the first time the advertisement is run. All other online advertising costs are expensed as incurred. We recorded advertising expense of $129.6 million, $117.3 million, and $111.4 million for fiscal 2026, fiscal 2025, and fiscal 2024, respectively.
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
STITCH FIX, INC. | 2026 FORM 10-K | 53

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
No client accounted for greater than 10% of total revenue, net for fiscal 2026, fiscal 2025 and fiscal 2024.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
Beginning in fiscal 2026 annual reporting, we adopted Accounting Standards Update "ASU" No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”) on a prospective basis. This update enhances the transparency and decision usefulness of income tax disclosures by improving the income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The update also includes certain other amendments to improve the effectiveness of income tax disclosures. The adoption of this standard did not have a material impact on our consolidated financial statements or related disclosures. Refer to Note 11 herein for additional information.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). This update is to improve the disclosures of components of certain income statement expense items. In January 2025, the FASB additionally issued ASU No. 2025-01, which clarified the effective date of ASU 2024-03 for entities that do not have a calendar year-end. This guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027 and should be applied on either a retrospective or prospective basis, with early adoption permitted. We are currently evaluating the impact that this standard will have on our consolidated financial statements or related disclosures.
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
STITCH FIX, INC. | 2026 FORM 10-K | 54

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
Our financial instruments consist of cash, cash equivalents, investments, accounts receivable, accounts payable, and accrued liabilities. At August 1, 2026, and August 2, 2025, the carrying values of cash, accounts receivable, accounts payable, and accrued liabilities approximated fair value due to their short-term nature. We measure our cash equivalents and investments at fair value within Level 1 or Level 2 of the fair value hierarchy because we value these investments using unadjusted, quoted market prices; or alternative pricing sources and models utilizing market observable inputs, respectively.
Further, the Company measures the fair value of certain lease right of use assets and other long-lived assets subject to long-lived asset impairment using Level 3 unobservable inputs. Refer to Note 4 herein for additional information.
Our cash equivalents and investments, which were accounted for as available-for-sale securities and were measured at fair value on a recurring basis, were as follows:

	August 1, 2026				August 2, 2025
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$49,819	$—	$—	$49,819	$59,945	$—	$—	$59,945
Investments:
U.S. Treasury securities (1)	31,766	—	—	31,766	16,541	—	—	16,541
Corporate bonds (1)	—	79,981	—	79,981	—	105,110	—	105,110
Asset backed securities (1)	—	8,428	—	8,428	—	1,499	—	1,499
Yankee bonds	—	5,447	—	5,447	—	5,645	—	5,645
Total	$81,585	$93,856	$—	$175,441	$76,486	$112,254	$—	$188,740
(1) For August 1, 2026, U.S. Treasury securities, Corporate bonds, and Asset backed securities includes both short-term investments with remaining maturities of less than one year, and long-term investments with remaining maturities over one year and less than five years. For August 2, 2025, U.S. Treasury securities and Corporate bonds includes both short-term investments with remaining maturities of less than one year, and long-term investments with remaining maturities over one year and less than five years.
The following table sets forth the amortized cost, gross unrealized gains and losses, and fair values of our investments, which are accounted for as available-for-sale securities:

	August 1, 2026				August 2, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments:
U.S. Treasury securities	$31,872	$—	$(106)	$31,766	$16,542	$—	$(1)	$16,541
Corporate bonds	80,301	—	(320)	79,981	105,115	28	(33)	105,110
Asset backed securities	8,451	—	(23)	8,428	1,499	—	—	1,499
Yankee bonds	5,452	—	(5)	5,447	5,644	1	—	5,645
Total	$126,076	$—	$(454)	$125,622	$128,800	$29	$(34)	$128,795
No significant available-for-sale securities held as of the periods presented have been in a continuous unrealized loss position for more than 12 months as of August 1, 2026, and August 2, 2025.
STITCH FIX, INC. | 2026 FORM 10-K | 55

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
As of August 1, 2026, the Company subleases certain office and warehouse space to third parties. These subleases have total original lease terms ranging from approximately one year to six years that will expire at various dates by fiscal year 2030.
The future lease payments as of August 1, 2026, were as follows:

(in thousands)	August 1, 2026
2027	$23,927
2028	22,544
2029	9,170
2030	9,409
2031	6,922
Thereafter	3,267
Total undiscounted future minimum lease payments(1)	75,239
Less: imputed interest	6,894
Total discounted future minimum lease payments	$68,345
(1) Total future minimum lease payments have not been reduced by minimum sublease income of approximately $8.7 million.
The weighted average remaining term for our leases as of August 1, 2026 and August 2, 2025 was 3.8 years and 4.4 years, respectively. The weighted average discount rate for our leases as of August 1, 2026 and August 2, 2025 was 5.1% and 5.2%, respectively.
On August 12, 2026, the Company entered into an amendment to its existing lease agreement for a fulfillment center, commencing in December 2026. The amended lease agreement extends the lease term by 61 months, with lease payments of $6.0 million in the first year. This amendment was entered into subsequent to August 1, 2026, and accordingly, no amounts related to this lease are reflected in the accompanying consolidated financial statements.
SUPPLEMENTAL CASH FLOW INFORMATION

	For the Fiscal Year Ended
(in thousands)	August 1, 2026	August 2, 2025	August 3, 2024
Cash paid for amounts included in the measurement of operating lease liabilities	$29,516	$29,966	$35,461
Operating lease right-of-use assets obtained in exchange for operating lease liabilities, net of impairments and other reductions (1)	—	—	(21,055)
(1) In fiscal 2024, the Company recorded an impairment charge related to a portion of its corporate office space of $16.6 million. Refer to Note 14 herein for additional information. In addition, in fiscal 2024, the Company entered into an early termination of its lease at our Dallas warehouse, resulting in removal of the right-of-use asset which was included in the $1.5 million loss on lease termination, recorded within selling, general, and administrative expenses on the consolidated statements of operations and comprehensive loss.
OPERATING LEASE COST
Operating lease cost is recorded on a straight-line basis over the lease term. For any impaired operating leases, the right-of-use asset is depreciated on a straight-line basis over the remaining lease term. Certain leases contain variable payments, which are expensed as incurred and not included in our operating lease right-of-use assets and operating lease liabilities. These amounts primarily include payments for maintenance, utilities, taxes, and insurance on our office and fulfillment center leases.
STITCH FIX, INC. | 2026 FORM 10-K | 56

The components of our rent expense, which are recorded in selling, general, and administrative expense in the consolidated statement of operations and comprehensive loss, were as follows:

	For the Fiscal Year Ended
(in thousands)	August 1, 2026	August 2, 2025	August 3, 2024
Operating lease cost	$16,315	$18,206	$26,949
Variable lease costs	7,165	7,253	8,807
Short-term lease costs	—	3	13
Operating lease impairment (1)	—	—	16,562
Loss on early termination	—	—	1,465
Sublease income	(8,889)	(9,044)	(8,216)
Total	$14,591	$16,418	$45,580
(1) Refer to Note 14 herein for additional information.

5.	PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following:

(in thousands)	August 1, 2026	August 2, 2025
Computer equipment	$7,453	$6,931
Office furniture and equipment	44,144	39,918
Leasehold improvements	38,559	38,520
Capitalized software	151,712	135,353
Construction in progress	558	1,983
Total property and equipment	242,426	222,705
Less: accumulated depreciation and amortization	(201,986)	(179,506)
Property and equipment, net	$40,440	$43,199
Depreciation and amortization expense for fiscal 2026, fiscal 2025, and fiscal 2024 was $23.5 million, $27.9 million and $44.9 million, respectively.

6.	ACCRUED LIABILITIES
Accrued liabilities consisted of the following:

(in thousands)	August 1, 2026	August 2, 2025
Compensation and related benefits	$26,408	$21,425
Advertising	9,744	10,712
Sales taxes	6,328	5,785
Shipping and freight	8,624	10,546
Accrued accounts payable	4,697	4,189
Inventory purchases	11,537	13,007
Sales refund reserve	8,599	7,419
Settlement accrual(1)	32,000	—
Other	1,830	3,265
Total accrued liabilities	$109,767	$76,348
(1) Settlement accrual is related to a specific class action lawsuit and is within the limits of the Company’s insurance policies. Refer to Note 8 herein for additional information.

7.	CREDIT FACILITY
The Company has a revolving credit facility (the “Credit Facility”), with Citibank, N.A. as agent and lender, which provides for up to $50.0 million of borrowings. This Credit Facility matures on December 11, 2028. The Credit
STITCH FIX, INC. | 2026 FORM 10-K | 57

Facility includes a sub-facility that provides for the issuance of letters of credit in an amount of up to $30.0 million. Availability of the Credit Facility is based upon a borrowing base formula and periodic borrowing base certifications valuing certain of our accounts receivable, credit card receivables, and inventory as reduced by certain reserves, if any.
Our borrowing availability based on balances as of August 1, 2026, was $50.0 million, and our excess availability was $33.1 million as a result of outstanding letters of credit, and no outstanding borrowing.
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
Debt under the Credit Facility is guaranteed by substantially all of our material domestic subsidiaries and is secured by substantially all of our and such subsidiaries’ assets. The agreement for the Credit Facility contains affirmative and negative covenants, indemnification provisions, and events of default. The agreement for the Credit Facility also contains financial covenants that require us to maintain a minimum liquidity level and, if applicable, a minimum total consolidated fixed charge coverage ratio during the periods set forth in the agreement. As of August 1, 2026, we were in compliance with all financial covenants.

8.	COMMITMENTS AND CONTINGENCIES
CONTINGENCIES
We record a loss contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. If a loss is at least reasonably possible, we disclose the nature of the contingency and, if reasonably estimable, the possible loss or range of loss. If a loss is at least reasonably possible and the amount or range of loss cannot be reasonably estimated, no accrual is recorded and we disclose that an estimate cannot be made. Accordingly, unless otherwise indicated below, we are unable to estimate the possible loss or range of loss for contingencies where a loss is at least reasonably possible.
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
On August 26, 2022, a class action lawsuit alleging violations of federal securities laws was filed by certain of our stockholders in the U.S. District Court for the Northern District of California, naming as defendants us and certain of our officers and directors (the “Securities Class Action”). The lawsuit alleges violations of the Securities Exchange Act of 1934, as amended, by us and our officers for allegedly making materially false and misleading statements regarding our Freestyle offering between June 2020 and June 2022. The plaintiffs seek unspecified monetary damages and other relief. On February 6, 2026, the parties signed a stipulation and agreement of settlement (the “Stipulation”), wherein we agree to pay, or cause our insurance carriers to pay, $32.0 million, in exchange for the release and dismissal with prejudice of all claims in the Securities Class Action. On February 10, 2026, the plaintiffs filed a motion for preliminary approval of the settlement, which the court granted on May 18, 2026. The Company, and each defendant, expressly denies all allegations of fault, liability, wrongdoing, or damages, and the settlement is not an admission of violation of any law. The Stipulation and settlement, the amount of which is within the limits of the Company’s insurance policies, remains subject to final court approval and other conditions. The settlement accrual and insurance recovery receivable are recorded in Accrued liabilities and Prepaid expenses and other current assets on the consolidated balance sheets, respectively, as of August 1, 2026. Settlement expense, net of expected insurance recoveries, is recorded in Selling, general, and administrative expenses in the consolidated statement of operations and comprehensive loss.
On March 17, 2023, a derivative action was filed by certain of our stockholders against certain of our current and former directors and officers in the Delaware Court of Chancery, based on similar factual allegations underlying the Securities Class Action. It seeks, among other remedies, damages and restitution to be paid to the Company by the individual defendants, governance changes, and attorney’s fees and costs. The action is currently stayed.
On June 6, 2023, a shareholder action was filed by certain of our stockholders against certain of our current and former directors and officers in the Superior Court of the State of California for the County of Los Angeles that
STITCH FIX, INC. | 2026 FORM 10-K | 58

alleged claims based on similar factual allegations underlying the Securities Class Action. The shareholder action was voluntarily dismissed on January 25, 2024. On May 14, 2024, another derivative action was filed by the same stockholder against certain of our current and former directors and officers, among others, in the Delaware Court of Chancery that alleged claims based on similar factual allegations underlying the Securities Class Action. The derivative action was voluntarily dismissed on August 4, 2025. On July 22, 2025, another derivative action was filed by the same stockholder against certain of our current and former directors and officers, among others, in the U.S. District Court for the Northern District of California. It alleges claims based on similar factual allegations underlying the Securities Class Action and seeks, inter alia, the disgorgement and redistribution of alleged insider trading profits by the insider trading defendants to stockholders, damages and restitution to be paid to the Company by the individual defendants, governance changes, and attorney’s fees and costs. The action is currently stayed.
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
PURCHASE COMMITMENTS
In the normal course of business, the Company enters into non-cancellable purchase commitments with various parties. As of August 1, 2026, we had remaining commitments of $182.3 million for inventory purchases, predominantly due within one year, and $54.4 million for other service agreements due over the next one to three years.

9.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The tables below present the changes in accumulated other comprehensive income (loss) (“AOCI”) by component and, if applicable, the reclassifications out of AOCI for the periods presented:

	For the Fiscal Year Ended
	August 1, 2026		August 2, 2025
(in thousands)	Available-for-sale Securities	Total	Available-for-sale Securities	Total
Beginning balance	$(434)	$(434)	$(335)	$(335)
Other comprehensive income (loss) before reclassifications (1)	(442)	(442)	(104)	(104)
Amounts reclassified from AOCI	(8)	(8)	5	5
Net change in AOCI	(450)	(450)	(99)	(99)
Ending balance	$(884)	$(884)	$(434)	$(434)
(1) There was no associated income tax effect for losses on available-for-sale securities for the fiscal 2026 or 2025, as we have recorded a valuation allowance against these deferred tax balances.

10.	STOCK-BASED COMPENSATION
STITCH FIX, INC. | 2026 FORM 10-K | 59

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
2017 Incentive Plan
In November 2017, our Board of Directors and stockholders adopted our 2017 Incentive Plan (the “2017 Plan”). The remaining shares available for issuance under our 2011 Plan became reserved for issuance under the 2017 Plan. Our 2017 Plan provides for the grant of Class A incentive stock options to employees and for the grant of nonqualified stock options, stock appreciation rights, RSAs, RSU awards, performance restricted stock unit (“PSU”) awards, performance cash awards, and other forms of stock awards to employees, directors, and consultants. Employee stock option awards generally begin to vest six months after the grant date with the remaining shares subject to the option vesting ratably over the next 30 months. Options generally expire after 10 years. RSU awards made to employees generally vest ratably on a quarterly basis subject to the employee’s continued service with the Company. PSU awards made to employees generally vest on a quarterly basis following the end of the performance period, subject to the employee’s continued service with the Company. As of August 1, 2026, the number of shares authorized for issuance under the 2017 Plan was 56,900,610 shares of Class A common stock, and the number of shares available for grant was 4,332,383.
The following table summarizes the shares available for grant under the 2017 Plan:

Shares Available for Grant
Balance at August 2, 2025	2,630,245
Authorized	6,623,813
Granted	(7,894,396)
Performance adjustment	(753,624)
Forfeited	3,726,345
Balance at August 1, 2026	4,332,383
2019 Inducement Plan
In October 2019, our Board of Directors adopted our 2019 Inducement Plan (the “2019 Plan”). Our 2019 Plan provides for the grant of Class A nonqualified stock options and RSU awards to individuals who satisfy the standards for inducement grants under the relevant Nasdaq Stock Market rules. As of August 1, 2026, the number of shares authorized for issuance under the 2019 Plan was 10,750,000 shares of Class A common stock and the number of shares available for grant was 2,001,622.
STITCH FIX, INC. | 2026 FORM 10-K | 60

STOCK OPTIONS
Stock option activity under the 2011 Plan, 2017 Plan, and 2019 Plan was as follows:

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance at August 2, 2025	9,316,495	$5.43	7.41	$6,774
Exercised	(603,919)	3.08
Cancelled	(17,257)	15.38
Balance at August 1, 2026	8,695,319	$5.57	6.36	$3,148

Options vested and exercisable at year-end	8,008,875	$5.72	6.28	$2,793
Options vested and expected to vest at year-end	8,695,319	$5.56	6.35	$3,148
There were no options granted during fiscal 2026 or 2025. The weighted-average grant date fair value of options granted during fiscal 2024 was $2.09 per share. The total grant date fair value of options that vested during fiscal 2026, fiscal 2025, and fiscal 2024 was $4.9 million $7.3 million and $7.1 million, respectively. The aggregate intrinsic value of options exercised during fiscal 2026, fiscal 2025, and fiscal 2024 was $0.8 million, $0.4 million, $0.1 million, respectively. The aggregate intrinsic value of options exercised is the difference between the fair value of the underlying common stock on the date of exercise and the exercise price for in-the-money stock options.
STITCH FIX, INC. | 2026 FORM 10-K | 61

RESTRICTED STOCK UNIT AWARDS
Employee RSUs are granted under the 2017 Plan and 2019 Plan, settle into Class A common stock, and generally vest ratably on a quarterly basis subject to the employee’s continued service with the Company.
RSU award activity under the 2017 Plan and 2019 Plan was as follows:

	Unvested RSU Awards
	Class A Common Stock	Weighted- Average Grant Date Fair Value
Unvested at August 2, 2025	6,591,285	$4.18
Granted	6,665,249	4.44
Vested	(5,482,137)	4.38
Forfeited (1)	(3,346,679)	4.39
Unvested at August 1, 2026	4,427,718	$4.17
(1) This amount includes shares withheld for taxes upon vesting, which are returned to the respective equity incentive plan and become available for future grant.
PERFORMANCE RESTRICTED STOCK UNIT AWARDS
Beginning in fiscal 2025, the Compensation Committee approves PSU awards to be granted to certain employees in the first quarter of a given fiscal year. These PSU awards vest in multiple tranches over a three-year period. Each PSU award represents a contingent right to receive one share of Class A common stock. The awards have both service-based and performance-based vesting conditions. The actual number of shares earned on vesting typically ranges from 0% to 150% of the target number granted, depending on the attainment of specified performance-based metrics during the performance period, which is the given fiscal year.
PSU award activity under the 2017 Plan was as follows:

	Unvested PSU Awards
	Class A Common Stock	Weighted- Average Grant Date Fair Value
Unvested at August 2, 2025	2,638,991	$3.48
Granted	1,611,800	4.49
Performance adjustment (1)	753,624	3.51
Vested	(1,007,840)	3.51
Forfeited (2)	(779,143)	3.48
Unvested at August 1, 2026	3,217,432	$3.98
(1) Performance adjustment reflects incremental PSUs earned as a result of the attainment of the original award’s specified performance-based metrics.
(2) Forfeited includes shares withheld for taxes upon vesting, which are returned to the 2017 Plan and become available for future grant.
STOCK-BASED COMPENSATION EXPENSE
Stock-based compensation expense for awards granted to employees were $46.4 million, $56.7 million, and $76.8 million for fiscal 2026, fiscal 2025, and fiscal 2024, respectively. Stock-based compensation expense is included in selling, general, and administrative expenses in the consolidated statements of operations and comprehensive loss.
As of August 1, 2026, the total unrecognized compensation expense related to unvested awards, net of estimated forfeitures, was $20.8 million, which are expected to be recognized over an estimated weighted average period of 0.83 years.
The Company recognized no income tax benefit from stock-based compensation during fiscal 2026, fiscal 2025, and fiscal 2024 as the Company currently maintains a full valuation allowance against its net deferred tax assets.
STITCH FIX, INC. | 2026 FORM 10-K | 62

Stock-based compensation expense related to RSU awards is recorded, net of forfeitures, over the requisite service period using the straight-line method. Stock-based compensation expense related to PSU awards is recorded under the accelerated method. For PSU awards without a market-based vesting condition, stock-based compensation is adjusted in future periods for subsequent changes in the expected outcome of the performance related conditions. For PSU awards with a market-based vesting condition, stock-based expense is recorded by estimating the fair value of the award using a Monte Carlo simulation and using an accelerated attribution method over the lesser of the derived performance periods or explicit achievement of market-based condition. Stock-based compensation expense related to stock options is recorded by estimating the fair value of stock-based awards using the Black-Scholes option pricing model and amortizing the fair value of the stock-based awards granted over the applicable vesting period of the awards on a straight-line basis.
The fair value of stock options granted in fiscal 2024 to employees was estimated at the grant date using the Black-Scholes option-pricing model with the following assumptions:

For the Fiscal Year Ended
August 3, 2024
Expected term (in years)	3.7 - 5.5
Volatility	77.3% - 79.9%
Risk free interest rate	4.1% - 4.8%
Dividend yield	—%
There were no PSUs with market-based vesting conditions granted during fiscal 2026 or fiscal 2024. The following assumptions are used to establish the fair value of the Company’s PSUs with market-based vesting conditions:

For the Fiscal Year Ended
August 2, 2025
Fair value per tranche	$3.01 - $3.64
Derived service period (in years)	0.59 - 1.57
Expected volatility	83.2%
Risk-free rate	3.8%
Cost of equity	20.6%

11.	INCOME TAXES
The components of loss from continuing operations before income taxes were as follows:

	For the Fiscal Year Ended
(in thousands)	August 1, 2026	August 2, 2025	August 3, 2024
Loss from continuing operations before income taxes:
United States	$(12,268)	$(28,023)	$(120,546)
Total loss from continuing operations before income taxes	$(12,268)	$(28,023)	$(120,546)
The components of the income tax provision (benefit) were as follows:

	For the Fiscal Year Ended
(in thousands)	August 1, 2026	August 2, 2025	August 3, 2024
Current:
Federal	$31	$305	$(1,663)
State	307	516	2
Total current	$338	$821	$(1,661)
Deferred:
Total deferred	$—	$—	$—
Total income tax provision (benefit)	$338	$821	$(1,661)
STITCH FIX, INC. | 2026 FORM 10-K | 63

Beginning in fiscal 2026, the Company adopted ASU 2023-09 prospectively. A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate pursuant to the disclosure requires of ASU 2023-09 for the year ended August 1, 2026 was as follows:

	For the Fiscal Year Ended
(in thousands, except percentages)	August 1, 2026
U.S. Federal Statutory Tax Rate	$(2,576)	21.0%
State and Local Income Taxes, Net of Federal Income Tax Effect (1)	(100)	0.8%
Tax Credits:
Research and development tax credits	(9,468)	77.2%
Changes in Valuation Allowances	3,258	(26.6)%
Nontaxable or Nondeductible Items:
Share-based Compensation	(961)	7.8%
Excess Officer's Compensation	5,511	(44.9)%
Meals and Entertainment	512	(4.2)%
Charitable Contributions	599	(4.9)%
Other	24	(0.2)%
Changes in Unrecognized Tax Benefits	3,487	(28.4)%
Other Adjustments	52	(0.4)%
Effective Tax Rate	338	(2.8)%
(1) State taxes in California made up the majority (greater than 50 percent) of the tax effect in this category.

The reconciliation of our effective tax rate to the statutory federal rate was as follows:

	For the Fiscal Year Ended
(in thousands, except percentages)	August 2, 2025		August 3, 2024
Taxes at federal statutory rate	$(5,885)	21.0%	$(25,315)	21.0%
State taxes, net of federal effect	456	(1.6)%	(11)	—%
Stock-based compensation	1,310	(4.7)%	8,376	(6.9)%
Change in valuation allowance	4,579	(16.3)%	22,179	(18.4)%
R&D credits	(975)	3.5%	(6,032)	5.0%
Uncertain tax positions	—	—%	(1,545)	1.3%
Return to provision	(52)	0.2%	(207)	0.2%
Excess officer’s compensation	1,032	(3.7)%	376	(0.3)%
Meals and entertainment (2)	321	(1.1)%	380	(0.3)%
Other	35	(0.1)%	138	(0.1)%
Effective tax rate (1)	$821	(2.9)%	$(1,661)	1.4%
(1) Due to rounding, percentages in this table may not sum to totals.

Our provision for income taxes decreased in fiscal 2026 as compared to fiscal 2025, primarily due to a decrease in capitalized research and development costs.
Our provision for income taxes increased in fiscal 2025 as compared to fiscal 2024, primarily due to a decrease in pre-tax losses, partially offset by a decrease in the reversal of stock-based compensation expenses.
STITCH FIX, INC. | 2026 FORM 10-K | 64

The components of net deferred tax assets were as follows:

(in thousands)	August 1, 2026	August 2, 2025	August 3, 2024
Deferred tax assets:
Inventory reserve and UNICAP	$13,564	$14,612	$11,816
Accruals and reserves	2,636	2,165	1,937
Research and development credits	55,222	48,304	48,424
Capitalized research and development costs	36,153	48,602	40,094
Stock-based compensation	5,334	6,724	7,892
Deferred revenue	1,103	1,148	1,661
Operating lease liability	17,880	24,473	30,889
Net operating losses	68,158	53,880	59,938
Other	994	1,719	2,071
Gross deferred tax assets	$201,044	$201,627	$204,722
Less: valuation allowance	(182,275)	(179,564)	(176,732)
Deferred tax assets, net of valuation allowance	$18,769	$22,063	$27,990
Deferred tax liabilities:
Depreciation and amortization	$(8,150)	$(8,281)	$(10,747)
Operating lease right-of-use assets	(10,265)	(13,400)	(16,767)
Other	(354)	(382)	(476)
Gross deferred tax liabilities	$(18,769)	$(22,063)	$(27,990)
Net deferred tax assets, net of valuation allowance	$—	$—	$—
As of August 1, 2026, and August 2, 2025, we had federal net operating loss carryforwards of $227.9 million and $161.1 million, respectively, which will be carried forward indefinitely. As of August 1, 2026, and August 2, 2025, we had federal research and development tax credit carryforwards of $66.8 million and $57.3 million, respectively. The research and development tax credits will expire beginning in 2038, if not utilized.
As of August 1, 2026, and August 2, 2025, we had state net operating loss carryforwards of $315.1 million and $311.7 million, respectively. Of these carryforwards, approximately $243.0 million will expire, if not utilized, in various years through 2046. The remaining carryforwards have no expiration. As of August 1, 2026, and August 2, 2025, we had California research and development tax credit carryforwards of $25.1 million and $24.2 million, respectively, which are not subject to expiration. Utilization of the net operating loss carryforwards, tax credits, and other tax attributes may be subject to various limitations due to the ownership change limitations provided by IRC Section 382 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before their utilization and reduce our ability to offset future income with our tax attributes.
On July 4, 2025, the One Big Beautiful Bill Act (the “2025 Tax Act”) was signed into law. The 2025 Tax Act makes permanent key elements of the Tax Cuts and Jobs Acts, including restoring 100% bonus depreciation, eliminating the capitalization requirement for domestic research and experimentation, and changes to the limitations on deductible business interest expense. The provisions do not have a material impact on the Company’s financial statements.
Cash paid for income taxes, net of refunds received, by jurisdiction pursuant to the disclosure requirements of ASU 2023-09 for the year ended August 1, 2026 was as follows:

For the Fiscal Year Ended
(in thousands)	August 1, 2026
Federal	$100
State:
Texas	179
New York	27
Other	88
Cash paid for income taxes, net of refunds received	394
Cash paid for income taxes, net of refunds received was $0.8 million and $0.9 million for the years ended August 2,
STITCH FIX, INC. | 2026 FORM 10-K | 65

2025 and August 3, 2024, respectively.

UNCERTAIN TAX POSITIONS
A reconciliation of our unrecognized tax benefits is as follows:

(in thousands)	August 1, 2026	August 2, 2025	August 3, 2024
Balance at the beginning of the year	$33,172	$32,816	$29,916
Lapse of statute of limitations	—	—	(377)
Increase related to prior period tax positions	1,700	33	2,572
Decrease related to prior period tax positions	—	(18)	(1,927)
Increase related to current year tax positions	1,787	341	2,632
Balance at the end of the year	$36,659	$33,172	$32,816
The amount of unrecognized tax benefits relating to our tax positions is subject to change based on future events including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statutes of limitations. As of August 1, 2026, the total amount of unrecognized tax benefits, if recognized, would not affect the Company’s effective tax rate due to the existence of carryforwards and the valuation allowance in the United States and applicable U.S. state jurisdictions.
We recognize interest related to uncertain tax positions in our provision for income taxes. As of August 1, 2026, no interest or penalties have been recorded.
We file income tax returns in the U.S. federal and various state and local jurisdictions. As of August 1, 2026, our fiscal 2022 through fiscal 2025 tax returns are subject to potential examination in one or more jurisdictions.
We regularly assess whether it is more likely than not that we will realize our deferred tax assets in each taxing jurisdiction in which we operate. We consider many factors when assessing the likelihood of future realization, including our recent cumulative loss, earnings expectations in earlier future years, and other relevant factors. We continue to record a full valuation allowance on our U.S. federal and state net deferred tax assets due to cumulative historical losses. The valuation allowance primarily relates to federal and state deferred tax assets, including unrealized credit carryforwards and net operating losses. The valuation allowance increased by $2.7 million in fiscal 2026, and by $2.8 million in fiscal 2025.
A reconciliation of our valuation allowance was as follows:

(in thousands)	August 1, 2026	August 2, 2025
Valuation allowance at the beginning of the year	$179,564	$176,732
Valuation allowance charged to expense	4,518	5,632
Valuation allowance credited to other accounts	(1,807)	(2,800)
Valuation allowance at the end of the year	$182,275	$179,564

12.	NET LOSS PER SHARE FROM CONTINUING OPERATIONS ATTRIBUTABLE TO COMMON STOCKHOLDERS AND COMMON STOCK
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
STITCH FIX, INC. | 2026 FORM 10-K | 66

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
The table below presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted loss per share from continuing operations attributable to Class A and Class B common stockholders:

	For the Fiscal Year Ended
(in thousands, except share and per share amounts)	August 1, 2026	August 2, 2025	August 3, 2024
Numerator:
Net loss from continuing operations attributable to Class A and Class B common stockholders	$(12,606)	$(28,844)	$(118,885)
Denominator:
Weighted-average shares of common stock - basic	134,247,185	128,784,547	120,214,198
Weighted-average shares of common stock - diluted	134,247,185	128,784,547	120,214,198
Loss per share from continuing operations attributable to Class A and Class B common stockholders:
Basic	$(0.09)	$(0.22)	$(0.99)
Diluted	$(0.09)	$(0.22)	$(0.99)
As the Company has reported net loss from continuing operations for each of the periods presented, all potentially dilutive securities were considered antidilutive. The following common stock equivalents were excluded from the computation of diluted loss per share from continuing operations because their effect would have been antidilutive for the periods presented:

	For the Fiscal Year Ended
	August 1, 2026	August 2, 2025	August 3, 2024
Performance restricted stock units that settle into Class A common stock	3,217,432	2,638,991	—
Restricted stock units that settle into Class A common stock	4,427,718	6,591,285	8,239,439
Stock options to purchase Class A common stock	8,022,476	8,620,586	9,368,354
Stock options to purchase Class B common stock	672,843	695,909	726,498
Total	16,340,469	18,546,771	18,334,291
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
During fiscal 2026, the Company repurchased 7,215,166 shares of the Company’s Class A common stock. The Company did not repurchase any shares during fiscal 2025 or fiscal 2024. As of August 1, 2026, $93.6 million remained available under the 2022 Repurchase Program authorization. Repurchases under the 2022 Repurchase Program during any given fiscal period will reduce the number of weighted-average common shares outstanding for the respective period.

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
STITCH FIX, INC. | 2026 FORM 10-K | 67

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
The following table presents selected financial information with respect to the Company's single reportable segment, including significant segment expenses that are regularly provided to the CODM:

	For the Fiscal Year Ended
(in thousands)	August 1, 2026	August 2, 2025	August 3, 2024
Revenue, net	$1,348,119	$1,267,171	$1,337,468
Less:
Cost of goods sold	759,628	704,232	745,430
Advertising expense	129,617	117,254	111,399
Stock-based compensation expense	46,401	56,727	76,756
Depreciation and amortization expense	23,501	27,860	44,866
Interest income	(8,661)	(10,709)	(11,250)
Other income, net	(767)	(173)	(1,631)
Provision (benefit) for income taxes	338	821	(1,661)
Other segment expenses (1)	410,668	400,003	492,444
Net loss from continuing operations	$(12,606)	$(28,844)	$(118,885)
(1) Other segment expenses is primarily comprised of compensation and benefits expenses, technology fees, facilities expense, and other general and administrative expenses.

14.	RESTRUCTURING
In June 2022, we announced a restructuring plan (the “2022 Restructuring Plan”) to reduce our future fixed and variable operating costs and allow us to centralize key capabilities, strengthen decision-making to drive efficiencies, and ensure we are allocating resources to our most critical priorities. In fiscal 2022 and 2023, in furtherance of and as an expansion of the 2022 Restructuring Plan, we reduced our employee workforce, impaired a portion of our corporate office space, and announced intended closures of certain fulfillment centers. In fiscal 2024, in furtherance of and as an expansion of the 2022 Restructuring Plan, we closed certain fulfillment centers, implemented an organizational realignment which eliminated certain styling leadership and corporate positions, revised our compensation model for Stylists, and impaired a portion of our corporate office space in the fourth quarter of fiscal 2024 due to change in the use of the space. In fiscal 2025, in furtherance of and as an expansion of the 2022 Restructuring Plan, we continued to implement an organizational realignment by eliminating certain corporate positions. In fiscal 2026, no additional restructuring charges related to the 2022 Restructuring Plan were recorded.
The components of total restructuring charges were as follows:

	For the Fiscal Year Ended
(in thousands)	August 1, 2026	August 2, 2025	August 3, 2024
Cash restructuring charges:
Severance and employee-related benefits (1)	$—	$1,163	$10,065
Lease terminations (1)	—	—	1,466
Other (1)	—	58	3,090
Non-cash restructuring charges:
Asset impairments (1) (2)	—	—	19,283
Accelerated depreciation (1)	—	—	9,021
Other (1)	—	—	913
Total restructuring (1)	$—	$1,221	$43,838
(1) Recorded in selling, general, and administrative expenses.
STITCH FIX, INC. | 2026 FORM 10-K | 68

(2) Includes impairments of both operating lease right-of-use assets and property and equipment.

The following table provides the changes in the Company’s restructuring related liabilities, which are included within accounts payable and accrued liabilities on the consolidated balance sheets:

(in thousands)	Severance and Employee Related Benefits and Other
Balance at August 3, 2024	$3,260
Charges incurred	1,221
Cash payments	(4,481)
Balance at August 2, 2025	$—
Charges incurred	—
Cash payments	—
Balance at August 1, 2026	$—

15.	DISCONTINUED OPERATIONS
During the first quarter of fiscal 2024, we ceased operations of our UK business and the accounting requirements for reporting the UK business as a discontinued operation were met. As a result, the UK business is presented in the accompanying consolidated financial statements as a discontinued operation for all periods presented.
As of August 1, 2026, and August 2, 2025, there were no assets or liabilities of discontinued operations in the consolidated balance sheets.
The following table presents the key components of income from discontinued operations:

	For the Fiscal Year Ended
(in thousands)	August 1, 2026	August 2, 2025	August 3, 2024
Revenue, net	$—	$—	$9,377
Cost of goods sold	—	—	6,771
Gross profit	—	—	2,606
Selling, general, and administrative expenses	—	47	11,618
Operating loss	—	(47)	(9,012)
Interest income	—	—	187
Other expense, net	—	(5)	(176)
Loss before income taxes	—	(52)	(9,001)
Provision (benefit) from income taxes	—	(157)	954
Income (loss) from discontinued operations, net of income taxes	$—	$105	$(9,955)
(1) For fiscal 2024, Other expense, net includes the loss from the release of historical foreign currency translation adjustments related to the exit of the UK business. Refer to Note 9 herein for additional information.
We recorded expenses related to the exit and wind down of the UK business of an aggregate $0.1 million and $5.3 million for fiscal 2025 and fiscal 2024, respectively. In fiscal 2024, these charges were recorded in selling, general and administrative expenses from discontinued operations, and consisted primarily of severance and employee-related benefits and early contract termination charges.
In fiscal 2026, no additional expenses related to the exit and wind down of the UK business were recorded.
STITCH FIX, INC. | 2026 FORM 10-K | 69

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
Deloitte & Touche LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting and, as part of the audit, has issued a report on the effectiveness of our internal control over financial reporting as of August 1, 2026, which is included under “Item 8. Financial Statements and Supplementary Data” of this Annual Report.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the three months ended August 1, 2026, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
RULE 10B5-1 TRADING ARRANGEMENTS
During the fiscal quarter ended August 1, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” (as those terms are defined in Item 408 of Regulation S-K).
STITCH FIX, INC. | 2026 FORM 10-K | 70

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.
STITCH FIX, INC. | 2026 FORM 10-K | 71

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Information required by this item regarding directors and director nominees, executive officers, the Board of Directors and its committees, certain corporate governance matters, the Company’s Insider Trading Policy, and compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information set forth under the captions “Proposal 1: Election of Directors,” “Executive Officers,” “Executive Compensation—Compensation Discussion and Analysis—Executive Compensation Policies and Practices,” and “Delinquent Section 16(a) Reports” in the definitive proxy statement for our 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”).

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
Information required by this item regarding executive compensation is incorporated by reference to the information set forth under the captions “Proposal 1: Election of Directors—Compensation Committee Interlocks and Insider Participation,” “Executive Compensation” and “Director Compensation” in our 2026 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Information required by this item regarding security ownership of certain beneficial owners and management and securities authorized for issuance under our equity compensation plans is incorporated by reference to the information set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information” in our 2026 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Information required by this item regarding certain relationships and related transactions and director independence is incorporated by reference to the information set forth under the captions “Transactions with Related Persons and Indemnification” and “Proposal 1: Election of Directors—Independence of the Board” in our 2026 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.
Information required by this item regarding principal accounting fees and services is incorporated by reference to the information set forth under the caption “Proposal 3: Ratification of Selection of Independent Registered Public Accounting Firm” in our 2026 Proxy Statement.
STITCH FIX, INC. | 2026 FORM 10-K | 72

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
(3) The exhibits listed in the following Exhibit Index are filed, furnished, or incorporated by reference as part of this Annual Report.

			Incorporation by Reference
	Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
*	3.1	Amended and Restated Certificate of Incorporation of Stitch Fix, Inc.	8-K	001-38291	3.1	11/21/2017
*	3.2	Amended and Restated Bylaws of Stitch Fix, Inc.	8-K	001-38291	3.1	7/28/2026
*	4.1	Form of Class A Common Stock Certificate.	S-1/A	333-221014	4.1	11/6/2017
*	4.2	Form of Class B Common Stock Certificate.	S-8	333-221650	4.6	11/17/2017
*	4.3	Description of Class A Common Stock.	10-K	001-38291	4.3	9/25/2020
*	10.1	Amended and Restated Investor Rights Agreement, dated April 10, 2014.	S-1	333-221014	10.1	10/19/2017
*+	10.2	Stitch Fix, Inc. 2011 Equity Incentive Plan, as amended.	S-1	333-221014	10.2	10/19/2017
*+	10.3	Forms of grant notice, stock option agreement, notice of exercise and early exercise stock purchase agreement under the Stitch Fix, Inc. 2011 Equity Incentive Plan, as amended.	S-1	333-221014	10.3	10/19/2017
*+	10.4	Stitch Fix, Inc. 2017 Incentive Plan, as amended.	S-8	333-267543	99.1	9/21/2022
+	10.5	Forms of stock option grant notice, stock option agreement and notice of exercise under the Stitch Fix, Inc. 2017 Incentive Plan.	10-K	001-38291	10.5	9/20/2023
*	10.6	Forms of restricted stock unit grant notice and award agreement for Vice Presidents and above under the Stitch Fix, Inc. 2017 Incentive Plan.	10-K	001-38291	10.6	9/20/2023
*	10.7	Forms of restricted stock unit grant notice and award agreement under the Stitch Fix, Inc. 2017 Incentive Plan.	10-K	001-38291	10.7	9/20/2023
+	10.8	Form of performance restricted stock unit grant notice and award agreement under the Stitch Fix, Inc. 2017 Incentive Plan.	10-Q	001-38291	10.2	12/11/2024
+	10.9	Stitch Fix, Inc. 2019 Inducement Plan, as amended.					X
+	10.10	Forms of stock option grant notice, stock option agreement and notice of exercise under the Stitch Fix, Inc. 2019 Inducement Plan.	10-K	001-38291	10.9	9/20/2023
+	10.11	Forms of restricted stock unit grant notice and award agreement under the Stitch Fix, Inc. 2019 Inducement Plan.	10-K	001-38291	10.10	9/20/2023
*+	10.12	Form of Indemnity Agreement entered into by and between Stitch Fix, Inc. and each director and executive officer.	S-1	333-221014	10.7	10/19/2017
*	10.13	Director Compensation Policy, effective October 14, 2024	10-Q	001-38291	10.1	12/11/2024
*	10.14	Form of Board of Directors Offer Letter.	10-K	001-38291	10.13	9/25/2024
*+	10.15	Offer Letter by and between Matt Baer and Stitch Fix, Inc., dated June 9, 2023.	10-K	001-38291	10.13	9/20/2023
STITCH FIX, INC. | 2026 FORM 10-K | 73

			Incorporation by Reference
	Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
*+	10.16	Offer Letter by and between Matt Baer and Stitch Fix, Inc., as modified June 13, 2024.	10-K	001-38291	10.13	9/25/2024
*+	10.17	Separation Agreement, by and between Stitch Fix, Inc. and Elizabeth Spaulding, dated January 5, 2023.	10-Q	001-38291	10.3	3/8/2023
*+	10.18	Separation Agreement between Sachin Dhawan and Stitch Fix, Inc., dated July 20, 2023.	10-K	001-38291	10.22	9/20/2023
*+	10.19	Offer Letter, by and between Stitch Fix, Inc. and David Aufderhaar, dated April 4, 2023.	10-Q	001-38291	10.1	6/7/2023
*+	10.20	Offer Letter, by and between Stitch Fix, Inc. and Casey O’Connor, dated November 29, 2022.	10-Q	001-38291	10.1	12/6/2023
*+	10.21	Offer Letter, by and between Stitch Fix, Inc. and Tony Bacos, dated October 20, 2023.	10-K	001-38291	10.13	9/25/2024
+	10.22	Offer Letter, by and between Stitch Fix, Inc. and Sree Sreedhararaj, dated May 1, 2026.					X
*	10.23	Office Lease, by and between Stitch Fix, Inc. and Post-Montgomery Associates, dated as of November 10, 2015, as amended.	S-1/A	333-221014	10.12	11/6/2017
*	10.24	First Amendment to Original Office Lease, executed February 22, 2016, between Stitch Fix, Inc. and Post-Montgomery Associates.	10-Q	001-38291	10.1	3/13/2018
*	10.25	Second Amendment to Original Office Lease, executed September 6, 2017, between Stitch Fix, Inc. and Post-Montgomery Associates.	10-Q	001-38291	10.2	3/13/2018
*	10.26	Third Amendment to the Office Lease, by and between Stitch Fix, Inc. and Post-Montgomery Associates, dated as of January 29, 2018.	8-K	001-38291	10.1	2/2/2018
*	10.27	Fourth Amendment to the Office Lease, by and between Stitch Fix, Inc. and Post-Montgomery Associates, dated as of June 4, 2018.	10-Q	001-38291	10.2	6/8/2018
*	10.28	Credit Agreement, by and between Stitch Fix, Inc. and Citibank, dated as of December 4, 2023.	10-Q	001-38291	10.2	12/6/2023
*	10.29	First Amendment to Credit Agreement, by and between Stitch Fix, Inc. and Citibank, dated as of December 11, 2025.	8-K	001-38291	10.1	12/16/2025
*+	10.30	Stitch Fix Inc. Severance Plan.	10-Q	001-38291	10.2	3/12/2026
*+	10.31	Form of Participant Agreement under the Stitch Fix, Inc. Severance Plan.	10-Q	001-38291	10.3	3/12/2026
	19.1	Stitch Fix, Inc. Insider Trading Policy.	10-K	001-38291	10.13	9/25/2024
	21.1	List of Subsidiaries of Stitch Fix, Inc.					X
	23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.					X
	31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
	31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
†	32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
	97.1	Incentive Compensation Recoupment Policy, effective October 2, 2023.	10-K	001-38291	97.1	9/25/2025
	101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X
STITCH FIX, INC. | 2026 FORM 10-K | 74

Incorporation by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
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

STITCH FIX, INC. | 2026 FORM 10-K | 75

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

Stitch Fix, Inc.
Date:	September 24, 2026	By:	/s/ David Aufderhaar
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

Name	Title	Date

/s/ Matt Baer	Chief Executive Officer and Director	September 24, 2026
Matt Baer	(Principal Executive Officer)

/s/ David Aufderhaar	Chief Financial Officer	September 24, 2026
David Aufderhaar	(Principal Financial Officer and Principal Accounting Officer)

/s/ Kofi Amoo-Gottfried	Director	September 24, 2026
Kofi Amoo-Gottfried

/s/ Timothy Baxter	Director	September 24, 2026
Timothy Baxter

/s/ J. William Gurley	Director	September 24, 2026
J. William Gurley

/s/ Katrina Lake	Founder and Director	September 24, 2026
Katrina Lake

/s/ Sharon McCollam	Director	September 24, 2026
Sharon McCollam

/s/ Fiona Tan	Director	September 24, 2026
Fiona Tan

/s/ Elizabeth Williams	Director	September 24, 2026
Elizabeth Williams
STITCH FIX, INC. | 2026 FORM 10-K | 76